Form 10-Q
period 2015-09-30
TELETECH HOLDINGS INC
filed 2015-11-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 48,395,849 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2015 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$86,170	$77,316
Accounts receivable, net	258,231	276,432
Prepaids and other current assets	75,798	64,702
Deferred tax assets, net	27,175	22,501
Income tax receivable	3,015	4,532
Total current assets	450,389	445,483

Long-term assets
Property, plant and equipment, net	165,795	150,212
Goodwill	118,784	128,705
Deferred tax assets, net	24,159	31,512
Other intangible assets, net	53,564	59,905
Other long-term assets	45,524	36,658
Total long-term assets	407,826	406,992
Total assets	$858,215	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,358	$37,019
Accrued employee compensation and benefits	71,937	70,069
Other accrued expenses	40,662	34,430
Income tax payable	7,247	10,141
Deferred tax liabilities, net	358	—
Deferred revenue	30,183	29,887
Other current liabilities	27,296	17,085
Total current liabilities	224,041	198,631

Long-term liabilities
Line of credit	115,000	100,000
Deferred tax liabilities, net	2,351	4,675
Deferred rent	10,023	8,956
Other long-term liabilities	81,011	74,149
Total long-term liabilities	208,385	187,780
Total liabilities	432,426	386,411

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	3,920	2,814

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,404,250 and 48,452,852 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	485	485
Additional paid-in capital	347,445	356,792
Treasury stock at cost: 33,648,003 and 33,599,401 shares as of September 30, 2015 and December 31, 2014, respectively	(534,680)	(527,595)
Accumulated other comprehensive income (loss)	(102,902)	(52,274)
Retained earnings	703,898	677,859
Noncontrolling interest	7,623	7,983
Total stockholders’ equity	421,869	463,250
Total liabilities and stockholders’ equity	$858,215	$852,475

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$309,195	$305,900	$944,939	$903,611

Operating expenses
Cost of services	225,978	220,244	682,579	646,346
Selling, general and administrative	48,418	49,847	146,031	148,016
Depreciation and amortization	15,486	13,893	46,529	41,152
Restructuring charges, net	622	593	1,629	1,750
Impairment losses	3,066	—	3,066	—
Total operating expenses	293,570	284,577	879,834	837,264

Income from operations	15,625	21,323	65,105	66,347

Other income (expense)
Interest income	196	542	877	1,545
Interest expense	(2,337)	(1,646)	(5,711)	(5,197)
Other income (expense), net	146	248	1,133	5,498
Total other income (expense)	(1,995)	(856)	(3,701)	1,846

Income before income taxes	13,630	20,467	61,404	68,193

Provision for income taxes	(1,192)	(5,778)	(13,438)	(14,071)

Net income	12,438	14,689	47,966	54,122

Net income attributable to noncontrolling interest	(1,243)	(1,442)	(3,303)	(3,795)

Net income attributable to TeleTech stockholders	$11,195	$13,247	$44,663	$50,327

Other comprehensive income (loss)
Net income	$12,438	$14,689	$47,966	$54,122
Foreign currency translation adjustments	(21,997)	(16,660)	(39,342)	(11,373)
Derivative valuation, gross	(11,426)	(18,908)	(17,733)	(5,044)
Derivative valuation, tax effect	4,928	7,675	8,264	2,282
Other, net of tax	223	248	(2,140)	804
Total other comprehensive income (loss)	(28,272)	(27,645)	(50,951)	(13,331)
Total comprehensive income (loss)	(15,834)	(12,956)	(2,985)	40,791

Less: Comprehensive income attributable to noncontrolling interest	(906)	(1,053)	(2,443)	(3,212)

Comprehensive income (loss) attributable to TeleTech stockholders	$(16,740)	$(14,009)	$(5,428)	$37,579

Weighted average shares outstanding
Basic	48,345	49,093	48,346	49,493
Diluted	48,936	49,940	49,052	50,338

Net income per share attributable to TeleTech stockholders
Basic	$0.23	$0.27	$0.92	$1.02
Diluted	$0.23	$0.27	$0.91	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AN

D SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2014	—	$—	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250
Net income	—	—	—	—	—	—	—	44,663	2,766	47,429
Dividends to shareholders	—	—	—	—	—	—	—	(17,423)	—	(17,423)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,201)	—	(1,201)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,925)	(2,925)
Foreign currency translation adjustments	—	—	—	—	—	—	(39,019)	—	(323)	(39,342)
Derivatives valuation, net of tax	—	—	—	—	—	—	(9,469)	—	—	(9,469)
Vesting of restricted stock units	—	—	330	3	5,098	(8,394)	—	—	—	(3,293)
Exercise of stock options	—	—	284	3	4,413	(9,668)	—	—	—	(5,252)
Excess tax benefit from equity-based awards	—	—	—	—	—	354	—	—	—	354
Equity-based compensation expense	—	—	—	—	—	8,361	—	—	122	8,483
Purchases of common stock	—	—	(663)	(6)	(16,596)	—	—	—	—	(16,602)
Other, net of tax	—	—	—	—	—	—	(2,140)	—	—	(2,140)
Balance as of September 30, 2015	—	$—	48,404	$485	$(534,680)	$347,445	$(102,902)	$703,898	$7,623	$421,869

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$47,966	$54,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,529	41,152
Amortization of contract acquisition costs	754	740
Amortization of debt issuance costs	534	527
Imputed interest expense and fair value adjustments to contingent consideration	786	(3,675)
Provision for doubtful accounts	964	471
Gain on disposal of assets	(118)	—
Impairment losses	3,066	—
Deferred income taxes	4,380	13,051
Excess tax benefit from equity-based awards	(420)	(1,086)
Equity-based compensation expense	8,569	9,031
Loss (gain) on foreign currency derivatives	4,820	1,756
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,722	(24,179)
Prepaids and other assets	(6,839)	(16,118)
Accounts payable and accrued expenses	11,857	(17,830)
Deferred revenue and other liabilities	(11,406)	3,945
Net cash provided by operating activities	116,164	61,907

Cash flows from investing activities
Proceeds from sale of long-lived assets	116	135
Purchases of property, plant and equipment, net of acquisitions	(49,184)	(52,234)
Investments in non-marketable equity investments	(9,000)	—
Acquisitions, net of cash acquired of zero and $3,525, respectively	(1,776)	(23,903)
Net cash used in investing activities	(59,844)	(76,002)

Cash flows from financing activities
Proceeds from line of credit	1,697,500	1,540,100
Payments on line of credit	(1,682,500)	(1,525,100)
Proceeds from other debt	—	—
Payments on other debt	(2,556)	(3,769)
Payments of contingent consideration related to acquisitions	(11,883)	(8,547)
Dividends paid to shareholders	(8,710)	—
Payments to noncontrolling interest	(3,557)	(4,838)
Proceeds from exercise of stock options	459	314
Excess tax benefit from equity-based awards	420	1,086
Payments of debt issuance costs	(35)	—
Purchase of treasury stock	(16,602)	(47,281)
Net cash used in financing activities	(27,464)	(48,035)

Effect of exchange rate changes on cash and cash equivalents	(20,002)	(8,275)

Increase (decrease) in cash and cash equivalents	8,854	(70,405)
Cash and cash equivalents, beginning of period	77,316	158,017
Cash and cash equivalents, end of period	$86,170	$87,612

Supplemental disclosures
Cash paid for interest	$4,640	$4,038
Cash paid for income taxes	$10,924	$10,540
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$5,316	$—
Acquisition of equipment through increase in accounts payable	$5,448	$2,944
Contract acquisition costs credited to accounts receivable	$820	$—
Dividend declared but not paid	$8,713	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

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

During the three months ended June 30, 2015, an additional expense of $1.75 million was recorded as an additional estimated tax liability that should have been recorded in prior periods related to ongoing discussions with relevant government authorities related to site compliance with tax advantaged status. The total amount of $1.75 million should have been recorded as additional tax expense in the amount of $466 thousand in 2012, $406 thousand in 2013, $645 thousand in 2014 and $234 thousand in the first quarter of 2015.

During the three months ended June 30, 2015, the Company recorded an additional $3.2 million loss related to foreign currency translation within Other comprehensive income (loss) that should have been recorded in 2014 and the three months ended March 31, 2015 to correct for an error in translating the financial results of Sofica Group AD, which we acquired on February 28, 2014. Of the $3.2 million recorded, approximately $1.7 million and $1.5 million should have been recorded in the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. The Company also recorded an additional $2.7 million loss to “Other, net of tax” within Other comprehensive income (loss) in the three months ended March 31, 2015 and the nine months ended September 30, 2015 related to the annual actuarial analysis for the Company’s Philippines pension liability that should have been recorded in the fourth quarter of 2014.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires that the cumulative impact of all measurement period adjustments be recorded in the period in which the adjustment is identified. This change eliminates the requirement to restate prior financial statements. The ASU is effective for interim and annual periods beginning on or after December 15, 2015 and can be early adopted for periods for which the financial statements have not yet been issued. The Company took advantage of the early adoption provision and adopted the standard during the quarter ended September 30, 2015. It did not have a material impact on its financial position, results of operation or related disclosures.

(2)ACQUISITIONS

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014 and the third quarter of 2015, the Company recorded fair value adjustments of the contingent consideration of $0.5 million and $0.8 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). As of September 30, 2015, the fair value of the remaining contingent consideration was $9.9 million, of which $5.9 million and $4.0 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$2,670
Accounts receivable, net	6,417
Other assets	2,880
Property, plant and equipment	578
Deferred tax assets, net	449
Customer relationships	6,331
Tradename / trademarks	5,545
Non-compete agreements	927
Goodwill	17,260
43,057

Accounts payable	708
Accrued employee compensation and benefits	2,203
Accrued expenses	1,146
Other	4,597
8,654

Total purchase price	$34,403

In the third quarter of 2015, the Company finalized its valuation of rogenSi for the acquisition date assets acquired and liabilities assumed. The only material adjustment was an increase to the balances for tradename/ trademarks, customer relationships and non-compete agreements by $3.4 million and a resulting decrease to goodwill of $3.4 million. In connection with this valuation finalization, a reduction to amortization expense of $0.3 million was recorded during the quarter ended September 30, 2015.

The rogenSi customer relationships and non-compete agreements will be amortized over useful lives of 70 months and 30 months, respectively. The goodwill recognized from the rogenSi acquisition is attributable, but not limited to, the acquired workforce and expected synergies within CSS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of rogenSi are reported, as its own reporting unit, within the CSS segment from the date of acquisition.

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of September 30, 2015, the fair value of the remaining contingent consideration was $3.1 million which was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014 noted above contributed revenues of $14.6 million and $41.9 million, and income from operations of $3.3 million and $6.4 million, inclusive of $0.3 million and $1.7 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2015, respectively. These same acquired businesses contributed revenues of $8.5 million and $14.5 million, and income from operations of $1.4 million and $2.1 million, inclusive of $0.4 million and $0.7 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2014, respectively.

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

(3)SEGMENT INFORMATION

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$212,690	$—	$212,690	$10,900	$8,930
Customer Growth Services	33,853	—	33,853	1,535	(257)
Customer Technology Services	42,141	(7)	42,134	2,447	3,774
Customer Strategy Services	20,518	—	20,518	604	3,178
Total	$309,202	$(7)	$309,195	$15,486	$15,625

Three Months Ended September 30, 2014

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$226,814	$—	$226,814	$9,973	$18,625
Customer Growth Services	28,765	—	28,765	1,511	1,800
Customer Technology Services	35,203	(9)	35,194	1,927	(286)
Customer Strategy Services	15,127	—	15,127	482	1,184
Total	$305,909	$(9)	$305,900	$13,893	$21,323

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine months Ended September 30, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$675,015	$—	$675,015	$32,750	$43,956
Customer Growth Services	90,379	—	90,379	4,543	1,891
Customer Technology Services	115,956	(21)	115,935	6,806	9,033
Customer Strategy Services	63,610	—	63,610	2,430	10,225
Total	$944,960	$(21)	$944,939	$46,529	$65,105

Nine months Ended September 30, 2014

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$673,421	$—	$673,421	$29,607	$55,941
Customer Growth Services	86,545	—	86,545	4,535	5,401
Customer Technology Services	103,735	(28)	103,707	5,650	1,641
Customer Strategy Services	39,938	—	39,938	1,360	3,364
Total	$903,639	$(28)	$903,611	$41,152	$66,347

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Capital Expenditures
Customer Management Services	$13,529	$13,891	$35,545	$38,390
Customer Growth Services	1,148	1,270	4,285	2,939
Customer Technology Services	4,883	2,371	8,950	10,409
Customer Strategy Services	119	219	404	496
Total	$19,679	$17,751	$49,184	$52,234

	September 30,	December 31,
	2015	2014
Total Assets
Customer Management Services	$513,744	$514,957
Customer Growth Services	78,432	88,394
Customer Technology Services	177,975	159,441
Customer Strategy Services	88,064	89,683
Total	$858,215	$852,475

	September 30,	December 31,
	2015	2014
Goodwill
Customer Management Services	$23,797	$25,871
Customer Growth Services	27,329	30,395
Customer Technology Services	42,709	42,709
Customer Strategy Services	24,949	29,730
Total	$118,784	$128,705

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
United States	$159,461	$143,854	$488,854	$427,919
Philippines	84,450	89,963	255,021	262,171
Latin America	34,585	42,725	112,763	128,029
Europe / Middle East / Africa	20,401	20,825	59,004	62,308
Asia Pacific	8,756	7,168	24,867	18,926
Canada	1,542	1,365	4,430	4,258
Total	$309,195	$305,900	$944,939	$903,611

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2015 and 2014. This client operates in the communications industry and is included in the CMS segment. This client contributed 10.5% and 11.9% of total revenue for the three months ended September 30, 2015 and 2014, respectively. This client contributed 10.8% and 11.9% of total revenue for the nine months ended September 30, 2015 and 2014, respectively. This client had an outstanding receivable balance of $16.3 million and $31.5 million as of September 30, 2015 and 2014, respectively.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2015.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2014	Adjustments	Impairments	Currency	2015

Customer Management Services	$25,871	$—	$—	$(2,074)	$23,797
Customer Growth Services	30,395	—	(3,066)	—	27,329
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	29,730	(3,600)	—	(1,181)	24,949
Total	$128,705	$(3,600)	$(3,066)	$(3,255)	$118,784

During the third quarter of 2015, the Company finalized the acquisition valuation and accounting for rogenSi which required a reallocation of values between goodwill and other intangible assets (see Note 2.)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

The Company concluded that goodwill for all reporting units was not impaired at December 1, 2014. While no impairment indicators were identified, due to the small margin of fair value in excess of carrying value for two reporting units, Revana (approximately 6%) and WebMetro (approximately 11%) both of which are a part of the CGS segment, these reporting units remain at considerable risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change.

At September 30, 2015, the Company updated its quantitative assessment of these reporting units fair value using an income based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of September 30, 2015, the updated fair value for Revana is in excess of its carrying value (approximately 23%) and no further analysis is required.

At September 30, 2015, the updated fair value for WebMetro was below the carrying value which necessitated an interim impairment analysis. The Company tested all of the assets of this reporting unit for impairment.

Definite-lived long-lived assets consisted of fixed assets,  internally developed software, and an intangible asset related to the WebMetro customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets.

For the goodwill impairment analysis, the Company calculated the fair value of the WebMetro reporting unit and compared that to the updated carrying value and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but are not limited to, a compounded annual revenue growth rate of 20% for years 2016 through 2019, a perpetuity growth rate of 4.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 17.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events, including increased revenue growth for the next several years. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in a different outcome to goodwill impairment in a future period.

Since the fair value of the reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Implied fair value of goodwill is equal to the excess of the reporting unit’s fair value over the amounts assigned to its net indentifiable assets and liabilities. Upon completing this assessment, the Company determined that the implied fair value of goodwill was below the carrying value and thus a $3.1 million impairment was recorded in the three and nine months ended September 30, 2015, and was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2015, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands and net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Aggregate unrealized net gain/(loss) at beginning of period	(21,315)	119	(18,345)	(8,352)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(8,660)	(11,245)	(14,070)	(4,948)
Less: Net (gain)/loss reclassified to earnings from effective hedges	2,161	12	4,601	2,186
Aggregate unrealized net gain/(loss) at end of period	$(27,814)	$(11,114)	$(27,814)	$(11,114)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2015	Amount	Amount		12 months	Through
Philippine Peso	14,363,000	321,071	(1)	41.0%	February 2020
Mexican Peso	2,650,000	177,512		28.5%	July 2020
		$498,583

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2014	Amount	Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2015 and December 31, 2014.

The Company’s interest rate swap arrangements as of September 30, 2015 and December 31, 2014 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2015 and December 31, 2014 the total notional amounts of the Company’s forward contracts used as fair value hedges were $226.1 million and $242.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,631	$—	$4
Other long-term assets	79	—	—
Other current liabilities	(20,006)	(749)	(3,945)
Other long-term liabilities	(29,128)	(166)	—
Total fair value of derivatives, net	$(47,424)	$(915)	$(3,941)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2014
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$192	$—	$797
Other long-term assets	389	—	—
Other current liabilities	(12,680)	(988)	(5)
Other long-term liabilities	(17,070)	(452)	—
Total fair value of derivatives, net	$(29,169)	$(1,440)	$792

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015		2014
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(2,313)	$153	$(11,271)	$26

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(3,987)	$—	$248	$—
Interest expense	—	(264)	—	(267)

	Three Months Ended September 30,
	2015		2014
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$-	$-
Other income (expense), net	$—	$(5,651)	$-	$3,708

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended September 30,
	2015		2014
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(4,756)	$454	$(4,814)	$(134)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(8,200)	$—	$(2,795)	$—
Interest expense	—	(783)	—	(790)

	Nine Months Ended September 30,
	2015		2014
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$-	$-
Other income (expense), net	$—	$(8,146)	$-	$1,502

(7)FAIR VALUE

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

The following presents information as of September 30, 2015 and December 31, 2014 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2015 and December 31, 2014, the Company had $115.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2015 outstanding borrowings accrued interest at an average rate of 1.2% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2015, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(47,424)	$—	$(47,424)
Interest rate swaps	—	(915)	—	(915)
Fair value hedges	—	(3,941)	—	(3,941)
Total net derivative asset (liability)	$—	$(52,280)	$—	$(52,280)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(29,169)	$—	$(29,169)
Interest rate swaps	—	(1,440)	—	(1,440)
Fair value hedges	—	792	—	792
Total net derivative asset (liability)	$—	$(29,817)	$—	$(29,817)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(9,267)	$—
Derivative instruments, net	—	(52,280)	—
Contingent consideration	—	—	(13,556)
Total liabilities	$—	$(61,547)	$(13,556)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(8,478)	$—
Derivative instruments, net	—	(29,817)	—
Contingent consideration	—	—	(24,744)
Total liabilities	$—	$(38,295)	$(24,744)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $14.0 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the second and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration associated with the TSG reporting unit within the CTS segment based on revised estimates noting achievement of the targeted 2014 and 2015 EBITDA was remote. Accordingly, a $4.0 million and $3.9 million, respectively, reductions in the payable were recorded as of September 30, 2014 and December 31, 2014 and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

During the fourth quarter of 2014 and the third quarter of 2015, the Company recorded fair value adjustments of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting rogenSi exceeding its EBITDA targets for 2014 and 2015. Accordingly a $0.5 million and a $0.8 million increase in the payable was recorded as of December 31, 2014 and September 30, 2015, respectively, and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment based on revised estimates reflecting Sofica earnings will be lower than revised estimates for 2015. Accordingly a $0.5 million decrease in the payable was recorded as of September 30, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2014	Acquisitions	Payments	Adjustments	2015

iKnowtion	$2,265	$—	$(1,800)	$30	$495
Guidon	1,000	—	(1,000)	—	—
TSG	—	—	—	—	—
WebMetro	—	—	—	—	—
Sofica	6,317	—	(2,838)	(366)	3,113
rogenSi	15,162	—	(6,372)	1,158	9,948
Total	$24,744	$—	$(12,010)	$822	$13,556

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)INCOME TAXES

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

When there is a judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the judgment occurred. During the second quarter of 2015, the Company increased its valuation allowance by $0.8 million. This net increase was related to a $0.3 million increase in the Netherlands and Israel for deferred tax assets that do not meet the “more likely than not” standard under current accounting guidance, a $0.3 million increase related to deferred tax assets in the Philippines related to the future utilization of NOL’s, and a $0.2 million increase in various other jurisdictions. During the third quarter of 2015, the Company increased its valuation allowance by $0.7 million. This net increase was related to deferred tax assets in the Philippines for the future utilization of NOL’s.

As of September 30, 2015, the Company had $51.3 million of gross deferred tax assets (after a $10.2 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $48.6 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2015 was 8.7% and 21.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 28.2% and 20.6%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2012 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes in the U.S. specifically for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition), for rogenSi in Hong Kong for the tax year 2014, Canada for tax years 2009 and 2010 and New Zealand for tax year the 2013. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2015 and 2014, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Reduction in force
Customer Management Services	$516	$358	$1,331	$1,404
Customer Growth Services	—	—	—	37
Customer Technology Services	13	235	13	309
Customer Strategy Services	93	—	285	—
Total	$622	$593	$1,629	$1,750

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction in Force	Total

Balance as of December 31, 2014	$2,071	$2,071
Expense	1,629	1,629
Payments	(2,449)	(2,449)
Change in estimates	-	—
Balance as of September 30, 2015	$1,251	$1,251

The remaining restructuring accruals are expected to be paid or extinguished during 2015 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

(10)COMMITMENTS AND CONTINGENCIES

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2015 and December 31, 2014, the Company had borrowings of $115.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $323.0 million and $291.0 million for the nine months ended September 30, 2015 and 2014, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.4 million, and current level of availability based on covenant calculations, the Company’s remaining borrowing capacity was approximately $385 million as of September 30, 2015. As of September 30, 2015, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of September 30, 2015, no foreign loans were outstanding.

Letters of Credit

As of September 30, 2015, outstanding letters of credit under the Credit Agreement totaled $3.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2015, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $4.5 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2015	2014
Noncontrolling interest, January 1	$7,983	$8,081
Net income attributable to noncontrolling interest	2,766	3,379
Dividends distributed to noncontrolling interest	(2,925)	(3,150)
Foreign currency translation adjustments	(323)	(167)
Equity-based compensation expense	122	12
Noncontrolling interest, September 30,	$7,623	$8,155

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

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

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Nine Months Ended September 30,
	2015	2014
Mandatorily redeemable noncontrolling interest, January 1	$2,814	$2,509
Net income attributable to mandatorily redeemable noncontrolling interest	537	416
Working capital distributed to mandatorily redeemable noncontrolling interest	(632)	(1,244)
Change in redemption value	1,201	1,109
Mandatorily redeemable noncontrolling interest, September 30	$3,920	$2,790

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

e
	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(39,019)	(14,070)	(2,819)	(55,908)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,601	679	5,280
Net current period other comprehensive income (loss)	(39,019)	(9,469)	(2,140)	(50,628)

Accumulated other comprehensive income (loss) at September 30, 2015	$(72,371)	$(27,814)	$(2,717)	$(102,902)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive income (loss) before reclassifications	(11,206)	(4,948)	41	(16,113)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,186	763	2,949
Net current period other comprehensive income (loss)	(11,206)	(2,762)	804	(13,164)

Accumulated other comprehensive income (loss) at September 30, 2014	$(21,787)	$(11,114)	$(849)	$(33,750)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2015	2014	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(3,987)	$248	Revenue
Loss on interest rate swaps	(264)	(267)	Interest expense
Tax effect	2,091	7	Provision for income taxes
	$(2,160)	$(12)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(252)	$(270)	Cost of services
Tax effect	25	16	Provision for income taxes
	$(227)	$(254)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2015	2014	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(8,200)	$(2,795)	Revenue
Loss on interest rate swaps	(783)	(790)	Interest expense
Tax effect	4,382	1,399	Provision for income taxes
	$(4,601)	$(2,186)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(755)	$(811)	Cost of services
Tax effect	76	48	Provision for income taxes
	$(679)	$(763)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Shares used in basic earnings per share calculation	48,345	49,093	48,346	49,493
Effect of dilutive securities:
Stock options	278	420	355	420
Restricted stock units	291	427	332	425
Performance-based restricted stock units	22	—	19	—
Total effects of dilutive securities	591	847	706	845
Shares used in dilutive earnings per share calculation	48,936	49,940	49,052	50,338

For the three months ended September 30, 2015 and 2014, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended September 30, 2015 and 2014, restricted stock units (“RSUs”) of 0.2 million and 0.4 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, RSUs of 0.4 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2015 and 2014, the Company recognized total compensation expense of $3.3 million and $8.6 million and $3.2 million and $9.0 million, respectively. Of the total compensation expense, $0.9 million and $2.0 million was recognized in Cost of services and $2.4 million and $6.6 million was recognized in Selling, general and administrative during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recognized compensation expense of $0.5 million and $1.7 million in Cost of Services and $2.2 million and $7.3 million, in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2015 and 2014, the Company granted 744,800 and 583,333 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.2 million and $8.3 million for the three and nine months ended September 30, 2015, respectively. The Company recognized compensation expense related to RSUs of $3.0 million and $8.6 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was approximately $31.8 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

During the third quarter of 2015, Mr. Kenneth D. Tuchman, the Chairman and Chief Executive Officer of TeleTech, exercised the option he received from the company in 2005 to purchase 800,000 shares of TeleTech stock at the strike price of $11.35 per share.  To effectuate a “cashless exercise” of the option, on August 24, 2015, Mr. Tuchman entered into a Stock Purchase Agreement with TeleTech, under the terms of which he exercised the option at the end of business on August 31, 2015 and, upon issuance of the option shares, sold to TeleTech, in a simultaneous transaction, a number of shares necessary to pay the option exercise price plus any tax withholding obligations. The option shares were valued a the market price as of the close of business on that date.  Mr. Tuchman’s option, granted under TeleTech’s 1999 Stock Option and Incentive Plan, was fully vested and set to expire in November, 2015. The Stock Purchase Agreement was approved by the independent members of TeleTech’s Board of Directors who deemed it to be in the best interest of the company and all its shareholders.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”), relating to our future operations, expected financial condition and prospects, results of operation, continuation of client relationships, and other business matters that are based on our current expectations, assumptions, business strategy, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. When we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Litigation Reform Act.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but are not limited to factors discussed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K.  The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or  more of these clients or a large portion of one client’s business could have adversely effect on our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk  can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. Our solutions are supported by 41,000 employees delivering services in 24 countries from 65 delivery centers on six continents. Our revenue for the quarter ended September 30, 2015 was $309 million.

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

We have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve more than 270 global clients.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $309.2 million in revenue we reported in the current period, approximately 31% or $96.5 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the traditional business process outsourcing focused CMS segment.

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

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program. As of September 30, 2015, our cumulative authorized repurchase allowance was $662.3 million, of which we repurchased 42.7 million shares for $642.1 million. For the period from September 30, 2015 through November 2, 2015, we repurchased 23 thousand additional shares. The stock repurchase program does not have an expiration date.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. An additional dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015.

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
Travel and Transportation
Technology

In the third quarter of 2015, our revenue increased 1.1% to $309.2 million over the same period in 2014 despite a decrease of 6.7% or $20.4 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. This increase in revenue is comprised of growth in the CGS, CTS and CSS segments offset by a decrease in the CMS segment due to the foreign currency fluctuations. Revenue, adjusted for the $20.4 million decrease related to foreign exchange, increased by $23.7 million, or 7.8%, over the prior year.

Our third quarter 2015 income from operations decreased 26.7% to $15.6 million or 5.1% of revenue, from $21.3 million or 7.0% of revenue in the third quarter of 2014. This decrease is due to a goodwill impairment of $3.1 million for our WebMetro reporting unit (see Part 1. Item I. Financial Statements, Note 5 to the Consolidated Financial Statements), the adverse impact of foreign currency fluctuations, additional investment in sales, research and development and lower capacity utilization due to the build out of a super site for one of our largest clients as well as the initial ramp of several centers in anticipation of the seasonal volumes in the fourth and first quarters. These were partially offset by organic revenue growth and income from the recent acquisitions. Income from operations in the third quarter of 2015 and 2014 included $3.7 million and $0.6 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 22,000 workstations and representing 64% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $110 million and represented 44% of our revenue for the third quarter of 2015, as compared to $115 million and 45% of our revenue for 2014.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2015, we had $86.2 million of cash and cash equivalents, total debt of $122.9 million, and a total debt to total capitalization ratio of 22.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2015, the overall capacity utilization in our multi-client centers was 69%. The table below presents workstation data for our multi-client centers as of September 30, 2015 and 2014. Dedicated and Managed Centers (7,876 and 5,401 workstations, at September 30, 2015 and 2014, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2015			September 30, 2014
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Multi-client centers
Sites open >1 year	25,539	17,389	68%	24,099	19,622	81%
Sites open <1 year	1,153	1,004	87%	441	394	89%
Total multi-client centers	26,692	18,393	69%	24,540	20,016	82%

The reduction in utilization in the third quarter of 2015 compared to the third quarter of 2014 is due to the build out of a new supersite for one of our largest clients which should be complete by year-end. We are also seeing a reduction in utilization due to the ramp of several centers in anticipation of seasonal volumes.

While we continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients, some of our clients have regulatory pressures to bring the services onshore to the United States. In light of these trends we plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity in the United States. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2015 and 2014 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$212,690	$226,814	$(14,124)	(6.2)%
Operating Income	8,930	18,625	(9,695)	(52.1)%
Operating Margin	4.2%	8.2%

The decrease in revenue for the Customer Management Services segment was attributable to a $9.4 million net increase in client programs offset by program completions of $6.4 million. Revenue was further impacted by a $17.1 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 4.2% in the third quarter of 2015 as compared to 8.2% in the prior period. The operating margin, as with revenue, was negatively impacted by foreign currency fluctuations and decreased as a result of a number of growth related investments in CMS including increased spend in sales, marketing and research and development. The decrease is also attributable to the build out of a super site for one of our largest clients and the ramp of several centers in anticipation of the higher seasonal volumes. Included in the operating income was amortization related to acquired intangibles of $0.1 million and $0.2 million for the quarters ended September 30, 2015 and 2014, respectively.

Customer Growth Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$33,853	$28,765	$5,088	17.7%
Operating Income (Loss)	(257)	1,800	(2,057)	(114.3)%
Operating Margin	(0.8)%	6.3%

The increase in revenue for the Customer Growth Services segment was due to a $8.6 million increase in client programs offset by program completions of $1.6 million and a $1.9 million reduction due to foreign currency fluctuations.

The operating loss as a percentage of revenue was (0.8)% in the third quarter of 2015 as compared to income of 6.3% in the prior period. This decrease was primarily driven by a $3.1 million goodwill impairment for the WebMetro reporting unit (see Part 1. Item I. Financial Statements, Note 5 to the Consolidated Financial Statements). This was partially offset by increased profits from additional business booked during 2015. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.7 million for the quarters ended September 30, 2015 and 2014, respectively.

Customer Technology Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$42,134	$35,194	$6,940	19.7%
Operating Income (Loss)	3,774	(286)	4,060	(1,419.6)%
Operating Margin	9.0%	(0.8)%

The increase in revenue for the Customer Technology Services segment was related to increases in the Cisco product offerings including a 20% increase in recurring revenue for the cloud and managed services solutions.

The operating income as a percentage of revenue increased to 9.0% in the third quarter of 2015 as compared to a loss of 0.8% in the prior period. The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses. Also as the revenue grows for the cloud and managed services solutions, the margins increase due to higher utilization of fixed expenses. Included in the operating income was amortization related to acquired intangibles of $1.1 million and $1.1 million for the quarters ended September 30, 2015 and 2014, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$20,518	$15,127	$5,391	35.6%
Operating Income	3,178	1,184	1,994	168.4%
Operating Margin	15.5%	7.8%

The increase in revenue for the Customer Strategy Services segment was primarily related to the acquisition of rogenSi in August 2014, as well as organic growth across several of our geographies and practices including our analytics and operations and technology practices offset by a $1.2 million reduction due to foreign exchange fluctuations.

The operating income as a percentage of revenue increased to 15.5% in the third quarter of 2015 as compared to 7.8% in the prior period. The operating income increase was related to organic revenue growth of our analytics and operations and technology practices and the acquisition of rogenSi. Included in the operating income was amortization expense of $0.5 million and $0.5 million for the quarters ended September 30, 2015 and 2014, respectively.

Interest Income (Expense)

For the three months ended September 30, 2015 interest income decreased to $0.2 million from $0.5 million in the same period in 2014. Interest expense increased to $2.3 million during 2015 from $1.6 million during 2014 primarily due to interest on tax filings.

Other Income (Expense), Net

Included in the three months ended September 30, 2015 was a $0.8 million expense related to a fair value adjustment of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Included in the three months ended September 30, 2014 was a $1.8 million expense offset by a  $1.7 million benefit related to fair value adjustments of contingent consideration for two of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended September 30, 2015 was 8.7%. This compares to an effective tax rate of 28.2% for the comparable period of 2014. The effective tax rate for the three months ended September 30, 2015 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.2 million of expense related to return to provision adjustments, $0.2 million of benefit related to restructuring charges, $0.2 million benefit related to adjustments for contingent payments, and a $1.3 million of benefit related to the impairment of goodwill, the Company’s effective tax rate for the third quarter would have been 15.3%.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2015 and 2014 (in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$675,015	$673,421	$1,594	0.2%
Operating Income	43,956	55,941	(11,985)	(21.4)%
Operating Margin	6.5%	8.3%

The increase in revenue for the Customer Management Services segment was attributable to a $62.6 million net increase in client programs offset by program completions of $20.0 million. Revenue was further impacted by a $41.0 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 6.5% in the nine months ended September 30, 2015 as compared to 8.3% in the prior period. The operating margin, as with revenue, was negatively impacted by foreign currency fluctuations and decreased as a result of a number of growth related investments in CMS including increased spend in sales, marketing and research and development. The decrease is also attributable to the build out of a super site for one of our largest clients and the ramp of several centers in anticipation of the higher seasonal volumes. Included in the operating income was amortization related to acquired intangibles of $0.6 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Customer Growth Services

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$90,379	$86,545	$3,834	4.4%
Operating Income	1,891	5,401	(3,510)	(65.0)%
Operating Margin	2.1%	6.2%

The increase in revenue for the Customer Growth Services segment was due to a $15.5 million increase in client programs offset by program completions of $7.7 million and a $4.0 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue decreased to 2.1% in the September 30, 2015 as compared to 6.2% in the prior period. This decrease was primarily driven by a $3.1 milliion goodwill impairment for the WebMetro reporting unit (see Part 1, Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements),  the completion of established programs and decreases due to foreign currency fluctuations. These were partially offset by increased profits from additional business booked during 2015. Included in the operating income was amortization related to acquired intangibles of $2.0 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Customer Technology Services

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$115,935	$103,707	$12,228	11.8%
Operating Income	9,033	1,641	7,392	450.5%
Operating Margin	7.8%	1.6%

The increase in revenue for the Customer Technology Services segment was related to increases in both the Cisco and Avaya product offerings including recurring revenue for the cloud and managed services solutions.

The operating income as a percentage of revenue increased to 7.8% in the nine months ended September 30, 2015 as compared to 1.6% in the prior period. The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses. Also as the revenue grows for the cloud and managed services solutions, the margins increase due to higher utilization of fixed expenses. Included in the operating income was amortization related to acquired intangibles of $3.1 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$63,610	$39,938	$23,672	59.3%
Operating Income	10,225	3,364	6,861	204.0%
Operating Margin	16.1%	8.4%

The increase in revenue for the Customer Strategy Services segment was primarily related to the acquisition of rogenSi in August 2014, as well as organic growth across several of our geographies and practices including our analytics and operations and technology practices offset by a $3.1 million reduction due to foreign exchange fluctuations.

The operating income as a percentage of revenue increased to 16.1% in the nine months ended September 30, 2015 as compared to 8.4% in the prior period. The operating margin increase related to the organic revenue growth of our analytics and operations and technology practices and the acquisition of rogenSi. Included in the operating income was amortization expense of $2.1 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2015 interest income decreased to $0.9 million from $1.5 million in the same period in 2014. Interest expense increased to $5.7 million during 2015 from $5.2 million during 2014 primarily related to interest on tax filings.

Other Income (Expense), Net

Included in the nine months ended September 30, 2015 was a $0.5 million benefit and a $0.8 million expense related to fair value adjustments of the contingent consideration for two of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Included in the nine months ended September 30, 2014 was a $4.0 million benefit, a $1.7 milliion benefit and a $1.8 million expense related to fair value adjustments of the contingent consideration for three of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the nine months ended September 30, 2015 was 21.9%. This compares to an effective tax rate of 20.6% for the comparable period of 2014. The effective tax rate for the nine months ended September 30, 2015 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $1.5 million of expense related to a reserve for uncertain tax positions, a $0.6 million benefit related to restructuring charges, $0.8 million of expense related to return to provision, $0.5 million of benefit related to tax rate changes, a $1.3 million benefit related to the impairment of goodwill, and $0.2 million of benefit related to other discrete items recognized during the year, the Company’s effective tax rate for the nine months ended September 30, 2015 would have been 20.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended September 30, 2015, we generated positive operating cash flows of $116.2 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2015 and 2014.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $86.2 million and $77.3 million as of September 30, 2015 and December 31, 2014, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the nine months ended September 30, 2015 and 2014, net cash flows provided by operating activities was $116.2 million and $61.9 million, respectively. The increase was primarily due to an $28.9 million increase in cash collected from accounts receivable, a $14.3 million decrease in payments made for operating expenses, and a $9.3 million increase in prepaid assets.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015 and 2014, we reported net cash flows used in investing activities of $59.8 million and $76.0 million, respectively. The decrease was due to a decreased spending on acquisitions of $22.1 million along with a $3.1 million decrease in capital expenditures offset by a $9.0 million investment made during the first three months of 2015.

Cash Flows from Financing Activities

For the nine months ended September 30, 2015 and 2014, we reported net cash flows used in financing activities of $27.5 million and $48.0 million, respectively. The change in net cash flows from 2014 to 2015 was primarily due to a $30.7 million decrease in purchases of our outstanding common stock offset by $8.7 million of dividends paid during the first three months of 2015 and a $3.3 million increase for contingent consideration payments.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the increase in cash flows provided by operating activities and by a decrease in capital expenditures. Free cash flow was $67.0 million and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$30,651	$30,276	$116,164	$61,907
Less: Purchases of property, plant and equipment	19,679	17,751	49,184	52,234
Free cash flow	$10,972	$12,525	$66,980	$9,673

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2015 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$2,600	$119,082	$—	$—	$121,682
Contingent consideration	9,498	4,058	—	—	13,556
Purchase obligations	3,585	3,303	1,239	—	8,127
Operating lease commitments	37,070	54,793	23,328	3,378	118,569
Other debt	2,494	3,798	1,346	—	7,638
Total	$55,247	$185,034	$25,913	$3,378	$269,572

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2015.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

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

Future Capital Requirements

We expect total capital expenditures in 2015 to be within the range of $65 to $70 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relates to the maintenance for existing assets. The anticipated level of 2015 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2015, one of our clients represented 10.8% of our total revenue. Our five largest clients accounted for 37.0% and 39.3% of our consolidated revenue for the three months ended September 30, 2015 and 2014, respectively. Our five largest clients accounted for 35.8% and 38.3% of our consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. We have experienced long-term relationships with our top five clients, ranging from two to 19 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2015, we had $115.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2015, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of September 30, 2015 and December 31, 2014 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2015 and 2014, revenue associated with this foreign exchange risk was 31% and 32% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2015	Amount	Amount		12 months	Through
Philippine Peso	14,363,000	321,071	(1)	41.0%	February 2020
Mexican Peso	2,650,000	177,512		28.5%	July 2020
		$498,583

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2014	Amount	Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2015 and December 31, 2014.

The fair value of our cash flow hedges at September 30, 2015 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2015	Next 12 Months
Philippine Peso	(19,984)	(8,544)
Mexican Peso	(27,440)	(9,831)
	$(47,424)	$(18,375)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from September 30, 2015 largely reflects a broad strengthening in the U.S. dollar.

We recorded net losses of approximately $8.2 million and $2.8 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2015 and 2014, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2015 and 2014, approximately 23% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of September 30, 2015 or December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the design of any system of controls is to provide reasonable assurance of the effectiveness of controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below. Based on this evaluation, our CEO and CFO also determined that these material weaknesses existed at March 31, 2015 and June 30, 2015, and therefore, they also concluded that we did not maintain effective disclosure controls and procedures as of those dates. Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q and in the Form 10-Q filings for reporting periods ended March 31, 2015 and June 30, 2015 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 30, 2015, we identified three material weaknesses in our internal control over financial reporting as described below.

Control Environment: We did not maintain an effective control environment as we did not have a sufficient complement of qualified personnel commensurate with our financial reporting requirements. The material weakness resulted from employee turnover and organizational changes experienced subsequent to the filing of our Form 10-K for the year ended December 31, 2014. This material weakness contributed to the following control deficiencies, each of which is considered to be a material weakness.

Account Reconciliations: We did not maintain effective controls over account reconciliations, including the failure to reconcile certain accounts and to review underlying financial information in the correct reporting period. As a result of this material weakness, we failed to identify errors in the accuracy and completeness of the preparation and review of account reconciliations associated with unbilled revenue, accrued expenses and telecommunications expense. This material weakness resulted in errors that were not material to the condensed consolidated financial statements for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015.

Journal Entries: We also did not maintain effective controls over the appropriate review and approval of journal entries at certain of our acquired entities, including maintaining appropriate supporting documentation. This material weakness did not result in the identification of any adjustments to the condensed consolidated financial statements.

Additionally, while the material weaknesses as of September 30, 2015, June 30, 2015, and March 31, 2015 did not result in errors that were material to our financial statements these material weaknesses could result in misstatements of the accounts and disclosures that would result in material misstatements of our consolidated financial statements which would not be prevented or detected.

Remediation Plan

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated appropriate resources and efforts to improve our control environment and to remedy the identified material weaknesses. To remediate the material weaknesses described above, we are in the process of implementing compensating controls and are enhancing the design of our existing disclosure controls and procedures to ensure proper review, accuracy and completeness of staff accounting reconciliations. We are also instituting training programs for accounting staff in jurisdictions where such additional training is needed, and reassessing our organizational structure to properly align roles and responsibilities in order to ensure that we have an adequate complement of properly trained personnel with appropriate skills and experience.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

The remediation activities related to implementing compensating controls, specifically balance sheet and income statement fluctuation analyses are changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2015:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
June 30, 2015				$24,570
July 1, 2015 - July 31, 2015	—	$—	—	$24,570
August 1, 2015 - August 31, 2015	20,000	$26.18	20,000	$24,046
September 1, 2015 - September 30, 2015	141,600	$27.02	141,600	$20,220
Total	161,600		161,600

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2015, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2015, the Board has authorized the repurchase of shares up to a total value of $662.3 million, of which we have purchased 42.7 million shares on the open market for $642.1 million. As of September 30, 2015 the remaining amount authorized for repurchases under the program was approximately  $20.2 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1

Stock Purchase Agreement by and between TeleTech Holdings, Inc. and Kenneth D. Tuchman, dated August 24, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2015 and incorporated herein by reference).

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2015 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1

Stock Purchase Agreement by and between TeleTech Holdings, Inc. and Kenneth D. Tuchman, dated August 24, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2015 and incorporated herein by reference).

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2015 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited).