Form 10-K
period 2015-12-31
TELETECH HOLDINGS INC
filed 2016-03-14
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were 48,232,405 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $435,686,329 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of March 7, 2016,  there were 48,343,409 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2016 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2015 FORM 10-K

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

ii

PART I

ITEM 1.  BUSINESS

Our Business

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. Our solutions are supported by 44,000 employees delivering services in 24 countries from 67 delivery centers on six continents. Our revenue for fiscal 2015 was $1,287 million.

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

Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”). Our integrated customer experience managed services platform differentiates the Company by combining strategic consulting, data analytics, process optimization, system design and integration, operational excellence, and technology solutions and services.

We have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve approximately 300 global clients.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our heritage business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $1,287 million in revenue we reported in 2015, approximately 29% or $373 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the heritage business process outsourcing focused CMS segment.

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

Our business is structured and reported in the following four segments:

Operating Segments and Industry Verticals

CMS	CGS	CTS	CSS

Automotive	Automotive	Automotive	Automotive
Communication	Communication	Communication	Communication
Financial Services	Financial Services	Financial Services	Financial Services
Government	Healthcare	Government	Government
Healthcare	Media and Entertainment	Healthcare	Healthcare
Media and Entertainment	Technology	Media and Entertainment	Media and Entertainment
Retail	Travel and Transportation	Retail	Technology
Technology		Technology
Travel and Transportation

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of December 31, 2015, our cumulative authorized repurchase allowance was $662.3 million, of which we repurchased 42.8 million shares for $642.8 million. For the period from January 1, 2016 through March 7, 2016, we purchased 217,346 additional shares at a cost of $5.6 million. The stock repurchase program does not have an expiration date. Effective February 18, 2016, the Board of Directors authorized an increase in the share repurchase allowance of  $25 million.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. An additional dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. Effective February 18, 2016, the Board of Directors authorized an increase in the semi-annual dividend to $0.185 per common share, payable on April 15, 2016 to shareholders of record as of March 31, 2016.

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

Our Strategy

We aim to grow our revenue and profitability by focusing on higher margin, data and technology-enabled services that drive a superior customer experience and engagement. To that end we plan to continue:

•	Building deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;
•	Pursuing new clients who lead their respective industries and who are committed to the customer engagement as a differentiator;
•	Investment in our Global Markets and Industries sales leadership team;
•	Executing strategic acquisitions that further complement and expand our integrated solution; and
•	Investing in innovative technology-enabled platforms and innovating through proprietary technology advancements, broader and globally protected intellectual property, and process optimization.

Our Integrated Service Offerings and Business Segments

We have four operating and reportable segments, which provide an integrated set of services including:

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

Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $2 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. As a result of our acquisition of the digital agency WebMetro, we have developed an integrated marketing-to-sales platform that links online searches to live sales through a closed loop, multichannel interface. This platform uses proprietary tools and methodology to capture and use more than 400 marketing and sales data points to engage with customers in relevant conversations.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

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

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 67 delivery centers and work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Our global operating model includes delivery centers in 17 countries on six continents that operate 24 hours a day, 365 days a year. New delivery centers are established and existing centers are expanded or scaled down to accommodate anticipated business demands or specific client needs. We continue to expand our capacity in the Philippines and Latin America to leverage demand and favorable cost efficiencies, and are exploring opportunities in Central Europe and Africa to augment our multi-lingual service offerings and continue to diversify our footprint.

Of the 17 countries from which we provide customer management solutions, 11 provide services for onshore clients including the U.S., Australia, Brazil, China, Germany, Ireland, Macedonia, New Zealand, South Africa, Thailand, and the United Kingdom. The total number of workstations in these countries is 12,900, or 36% of our total delivery capacity. The other six countries provide services, partially or entirely, for offshore clients including Bulgaria, Canada, Costa Rica, Mexico, Poland, and the Philippines. The total number of workstations in these countries is 22,500 or 64% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

We develop long-term relationships with Global 1000 companies in customer intensive industries, whose business complexities and customer focus requires a partner that can quickly and globally scale integrated technology and data-enabled services.

In 2015, our top five and ten clients represented  35% and 48% of total revenue, respectively; and one of our clients, Telstra Corporation Limited, represented 10% of our total annual revenue. In several of our operating segments, we enter into long-term relationships which provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience by either party, our relationships with our top five clients have ranged from two to 19 years including multiple contract renewals for several of these clients. In 2015, we had a 96% client retention rate for the combined Customer Management Services and Customer Growth Services segments.

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

Employees

Our people are our most valuable asset. As of December 31, 2015, we had 44,000 employees in 24 countries on six continents. Although a small percentage of these employees are hired seasonally to address the fourth quarter and first quarter higher business volumes in retail, healthcare and other seasonal industries, most remain employed throughout the year and work at 67 locations and through our @home environment. Approximately 67% of our employees are located outside of the U.S. Approximately 15% of our employees are covered by collective bargaining agreements, most of which are mandated under national labor laws outside of the United States. These agreements are subject to periodic renegotiations and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements.

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

As of December 31, 2015 we had 92 patent applications pending in 10 jurisdictions; and own 120 U.S. and non-U.S. patents that we leverage in our operations and as market place differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and by trademarks and service marks registered in 59 countries.

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

Further, the continuing trend of consolidation in the technology sector and among business process outsourcing competitors in various geographies where we have operations may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. If we are unable to compete successfully and provide our clients with superior service and solutions at competitive prices, we could lose market share and clients to competitors, which would materially adversely affect our business, financial condition, and results of operations.

If the TeleTech leadership team is unsuccessful in implementing our business strategy or if our new investments are not successful, our financial condition could be adversely affected

Our growth strategy included a diversification of our business beyond contact center customer care outsourcing to an integrated customer experience platform that unites innovative technologies, strategic consulting, data analytics, digital marketing, client growth solutions, and customer care focused system design and integration. The strategy also includes an accelerated investment in the development of proprietary technologies, and the deployment of a multi business line sales function. These investments in technologies, integrated solution development and sales, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services. If we are not successful in creating value from these investments, the investments and lack of new integrated sales could have a negative impact on our operating results and financial condition.

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

Cyber attacks on our systems and disclosure of personal information could result in harm to our reputation, legal liability, and service outages, any of which could adversely affect our business and results of operations

Our business is dependent upon our information technology systems. Information security breaches, computer viruses, interruption or loss of business data, DDoS (denial of service) attacks, and other cyber attacks on any of these systems could disrupt the normal operations of our contact centers, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients and preventing key personnel from being able to perform their duties or communicate within our organization. Our business involves the use, storage and transmission of information about our clients, customers of our clients, and our employees. While we take reasonable measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure  subject us to liability under our contracts and laws, and could harm our reputation resulting in loss of revenue, and loss of business opportunities.

In recent years there have been an increasing number of high profile security breaches at private and public companies and government agencies, and security experts have warned about the growing risks of hackers, cyber criminals and a broad range of potential attacks targeting information technology systems. While we have taken measures to protect our systems from intrusion, we cannot be certain that advances in cyber criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control. Cyber attacks may force us to expend significant additional resources in response to system disruptions or security breaches, including additional investments in repairing system damage, reconfiguring and rerouting systems to reduce vulnerabilities;  cyber security protection costs, and litigation and resolution of related legal claims. A significant security breach could materially harm our business, financial condition and operating results.

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

Our cloud solutions present execution and competitive risks

We are devoting significant resources to extend our current cloud solutions which are and will continue to be materially dependent upon certain third party infrastructure and licensed software. There can be no assurance that such third parties will continue to support and maintain their products and services. In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services.

Certain new competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful.

If we are unable to attract and retain industry leaders for key positions in our business, our business and our strategy execution can be adversely impacted

Our business success depends on contributions of senior management and key personnel. Our ability to attract, motivate and retain key senior management staff is conditioned on our willingness to pay adequate compensation and incentives. We compete for top senior management candidates with other, often larger, companies that at times have access to greater resources. Our ability to attract senior management is also impacted by our requirement that members of senior management sign non-compete agreements as a condition to joining TeleTech. If we are not able to attract and retain industry leaders, we would be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, and prospects.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could cause adversely effect on our business

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 35% and 48% of our revenue in 2015 while the largest client represented 10% of our revenue in 2015.

Although we have multiple engagements with each of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2016 and 2020 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

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

Our dependence on our delivery centers and enterprise services support functions in the Philippines, which is subject to frequent severe weather, natural disasters, and occasional security threats, represents a particular risk. This geographic concentration could result in a material adverse effect on our business, financial condition and results of operations. Although we procure business interruption insurance to cover some of these exposures, adequate insurance may not be available on an ongoing basis for a reasonable price.

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

Our results of operation and share price could be adversely affected if we are unable to maintain effective internal controls over financial reporting and we are not able to prevent or timely detect all errors or acts of fraud

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As disclosed in Item 9A. Controls and Procedures, our management has identified material weaknesses in our internal control over financial reporting related to the effectiveness of our control environment and controls over account reconciliations, journal entries, revenue, and impairments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses discussed above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Although we are taking remedial actions in response to the identified material weaknesses in our internal control over financial reporting, there can be no assurances that we will be able to prevent future control deficiencies, including material weaknesses, from occurring, nor that our remediation actions will be successful. If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Any internal and disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals acting alone or in collusion with others to override controls. Accordingly, because of the inherent limitations in the design of a cost effective control system, misstatements due to error or fraud may occur and may not always be prevented or timely detected, even if we are successful in remediating the material weaknesses previously identified by management.

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

If we cannot recruit, hire, train, and retain qualified employees in balance with the demand of our clients, our business will be adversely affected

Our business is labor intensive and our ability to locate and train employees with the right skills at the right price point is critical to achieving our growth objective. Demand for qualified personnel with multiple language capabilities and fluency in English may exceed supply. Employees with new backgrounds and skills may also be required to keep pace with evolving technologies and client demands. While we invest and make progress in employee retention, we continue to experience high employee turnover and are continuously recruiting and training replacement staff. Some of our facilities are located in geographies with low unemployment, which makes it costly to hire personnel, and in several jurisdictions, jurisdiction-specific wage regulations are changing quickly which make it difficult to recruit new employees. Our inability to attract and retain qualified personnel at costs acceptable under our contracts, our costs associated with attracting, training, and retaining employees, and the challenge of managing the continuously changing and seasonal client demands could have a material adverse effect on our business, financial condition, and results of operations.

Our commercial success is subject to the terms of our client contracts, many of which can increase the volatility of our revenue and could impact our margins

Many of our contracts have termination for convenience clauses, which could have a material adverse effect on our results of operation. Although many of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from two to 19 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts, do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes, which would reduce our earning potential. This could have a material adverse effect on our results of operations and makes it harder to make projections.

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

We may not always offset increased costs with increased fees under long-term contracts. The pricing and other terms of our client contracts, particularly our long-term contact center agreements, are based on estimates and assumptions we make at the time we enter into these contracts. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results.  Not all our larger long-term contracts allow for escalation of fees as our cost of operations increase. While many of our contracts allow periodic fee adjustments based on increases in certain price indices, in the past several years, our payroll costs, including healthcare costs, have increased at rates much greater than increases in these indices. If we cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions and results of operation would be materially impacted.

Our contracts seldom address the impacts of currency fluctuation on our costs of delivery. As we continue to leverage our global delivery model, more of our expenses may be incurred in currencies other than those in which we bill for services. An increase in the value of certain currencies, such as Australian dollar against the US dollar and Philippine peso, could increase costs for our delivery at offshore sites by increasing our labor and other costs that are denominated in local currencies. Our contractual provisions, cost management efforts, and currency hedging activities may not be able to offset the currency fluctuation impact, resulting in the decrease of the profitability of our contracts.

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

We face special risks associated with our business outside of the United States

An important component of our growth strategy is service delivery outside of the United States and our continuing international expansion. In 2015 we derived approximately 47% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

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

While we monitor and endeavor to mitigate timely the relevant regulatory, geopolitical, and other risks related to our operations outside of the United States, we cannot assess with certainty what impact such risks are likely to have over time on our business, and we can provide no assurance that we will always be able to mitigate these risks successfully and avoid material impact to our business and results of operations.

Uncertainty of tax regulations and treatment of permanent establishments in certain countries where we do business may affect our taxation levels and affect our ability to collect for services rendered

Currently, we operate in multiple countries, in entity forms and under laws that are advantageous to us, from operational and tax perspectives. Any changes in the regulatory frameworks in the countries where we currently operate could lead to higher taxation levels, change in our legal operating status, or lead to higher costs associated with maintaining certain entities, which may materially affect our business, operating costs, and results of operations.

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

Corporate social engineering attacks and other phishing scams aimed at the company may result in the inadvertent loss of cash and cash equivalent resources

The increased activity and sophistication of corporate social engineering attacks and other phishing scams in recent months have increased the risk of inadvertent transfer of large amounts of cash and cash equivalents from the various bank accounts we have around the world.  We actively train and inform our employees and key personnel about these risks and, while we have implemented a series of measures to curb these risks, the very nature of these attacks may deceive one or more employees, thereby resulting in a material loss.

Intellectual property infringement by us and by others may adversely impact our ability to innovate and compete

Our services or solutions could infringe intellectual property of others impacting our ability to deploy them with clients. There can be no assurance that services and solutions we utilize in our business or offer to clients do not infringe the intellectual property rights of others. From time to time, we and members of our supply chain receive assertions that our service offerings or technologies infringe on the patents or other intellectual property rights of third parties. These claims could require us to cease activities, incur expensive licensing costs, or engage in costly litigation, which could adversely affect our business and results of operation.

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

Our financial results may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from delivery centers outside of the United States (for example in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines) are typically priced, invoiced, and paid in U.S. and Australian dollars, and Euro, while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable operating subsidiary. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in US dollars, but approximately 23% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the US dollar strengthens significantly against foreign currencies.

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

Unfavorable regulation and negative public perception about digital marketing could adversely affect our business and results of operations

With the growth of online marketplace and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, and government bodies regarding the reach of digital marketing and its potential impact on individual privacy interests. For example, in recent years, consumer advocates and certain government agencies have publicly criticized companies that  collect, store and use personal data for commercial purposes. This public scrutiny may lead to unfavorable regulation, public distrust of digital marketing industry, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which could negatively influence, change or reduce our ability to provide our digital marketing and related analytics services and current and prospective clients’ demand for our offerings, adversely affecting our business and results of operations. Any unfavorable publicity or negative public perception about us or the digital marketing industry in general may affect not only our digital marketing business but our reputation, in general, and our businesses unrelated to digital marketing.

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

Our Chairman and Chief Executive Officer controls majority of our stock and has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 64.9% of TeleTech’s common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval, even when such a change of control could benefit our other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year that remain unresolved.

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

As of December 31, 2015 we operated 67 delivery centers that are classified as follows:

•	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
•	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
•	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2015, our delivery centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	1	1	—	2
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	1	—	1	2
China	—	—	1	1
Costa Rica	—	1	—	1
Germany	—	—	1	1
Ireland	1	—	—	1
Macedonia	1	—	—	1
Mexico	3	—	—	3
New Zealand	1	—	—	1
Philippines	17	2	1	20
Poland	—	—	1	1
South Africa	—	—	1	1
Thailand	—	—	1	1
United Kingdom	—	1	2	3
United States of America	15	4	5	24
Total	44	9	14	67

The leases for our delivery centers have remaining terms ranging from one to 10 years and generally contain renewal options, with the exception of one center which we have subleased for the remainder of the lease term through 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. The Company accrues for exposures associated with such legal actions to the extent that losses are deemed both probable and reasonably estimable. To the extent specific reserves have not been made for certain legal proceedings, their ultimate outcome, and consequently, an estimate of possible loss, if any, cannot reasonably be determined at this time.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2015	$30.61	$26.76
Third Quarter 2015	$28.97	$25.37
Second Quarter 2015	$28.01	$25.14
First Quarter 2015	$25.54	$21.86

Fourth Quarter 2014	$25.87	$21.81
Third Quarter 2014	$29.54	$24.58
Second Quarter 2014	$29.24	$23.58
First Quarter 2014	$24.98	$21.29

As of December 31, 2015, we had approximately 236  holders of record of our common stock and during 2015 we declared and paid two $0.18 per share dividends on our common stock as discussed below.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. An additional dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. On February 18, 2016, the Board of Directors authorized an increase in the semi-annual dividend to $0.185 per common share, payable on April 15, 2016, to shareholders of record as of March 31, 2016. While it is our intention to continue to pay semi-annual dividends in 2016 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2015, the cumulative authorized repurchase allowance was $662.3 million, of which we have purchased 42.8 million shares for $642.8 million.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2015

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2015:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
September 30, 2015				$20,220
October 1, 2015 - October 31, 2015	23,400	$26.86	23,400	$19,591
November 1, 2015 - November 30, 2015	—	$—	—	$19,591
December 1, 2015 - December 31, 2015	—	$—	—	$19,591
Total	23,400		23,400

In 2016, through March 7, 2016, we purchased 217,346 additional shares at a cost of $5.6 million. The stock repurchase program does not have an expiration date and the Board authorizes additional stock repurchases under the program from time to time.  On February 18, 2016, the Board of Directors authorized an increase in the share repurchase allowance of  $25 million.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Number of
	Securities to be		Weighted-		Number of Securities
	Issued Upon		Average Exercise		Remaining Available for
	Exercise of		Price of		Future Issuance Under
	Outstanding		Outstanding		Equity Compensation
	Options, RSUs,		Options,		Plans (Excluding
	Warrants and		Warrants and		Securities Reflected in
Plan Category	Rights (a)		Rights (b)		Column (a))

Equity compensation plans approved by security holders	1,796,630	(1)	$21.11	(2)	990,069

Equity compensation plans not approved by security holders	—		$—		—

Total	1,796,630				990,069

(1)	Includes options to purchase 241,164 shares and 1,555,466 RSUs issued under our equity incentive plans.
(2)	Weighted average exercise price of outstanding stock options excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2010 and ending on December 31, 2015. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2010 in our common stock and in each comparison index, and that all dividends were reinvested. We declared two $0.18 per share dividends on our common stock during 2015. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TeleTech Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2010	2011	2012	2013	2014	2015
TeleTech Holdings, Inc.	$100	$79	$86	$116	$115	$137
NASDAQ Composite	$100	$101	$117	$166	$189	$200
Russell 2000	$100	$96	$111	$155	$162	$155
Peer Group	$100	$80	$109	$165	$177	$223

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2015		2014		2013		2012		2011

Statement of Operations Data
Revenue	$1,286,755		$1,241,781	(3)	$1,193,157	(8)	$1,162,981	(13)	$1,179,388	(17)
Cost of services	(928,247)		(886,492)		(846,631)		(834,803)		(848,362)
Selling, general and administrative	(194,606)		(198,553)		(193,423)		(182,634)		(188,802)
Depreciation and amortization	(63,808)		(56,538)		(46,064)		(41,166)		(44,889)
Other operating expenses	(9,914)	(1)	(3,723)	(4)	(5,640)	(9)	(25,833)	(14)	(3,881)	(18)
Income from operations	90,180		96,475		101,399		78,545		93,454
Other income (expense)	(4,291)		3,984	(5)	(9,330)	(10)	(4,683)		(1,900)
(Provision for) benefit from income taxes	(20,004)	(2)	(23,042)	(6)	(20,598)	(11)	61	(15)	(13,279)	(19)
Noncontrolling interest	(4,219)		(5,124)		(4,083)		(3,908)		(4,101)
Net income attributable to TeleTech stockholders	$61,666		$72,293		$67,388		$70,015		$74,174

Weighted average shares outstanding
Basic	48,370		49,297		51,338		54,738		56,669
Diluted	49,011		50,102		52,244		55,540		57,963

Net income per share attributable to TeleTech stockholders
Basic	$1.27		$1.47		$1.31		$1.28		$1.31
Diluted	$1.26		$1.44		$1.29		$1.26		$1.28

Dividends issued per common share	$0.36		$—		$—		$—		$—

Balance Sheet Data
Total assets	$843,327		$852,475	(7)	$842,342	(12)	$847,173	(16)	$746,978	(20)
Total long-term liabilities	$191,473		$187,780	(7)	$175,564	(12)	$175,431	(16)	$106,720	(20)

(1)

Includes $1.8 million expense related to reductions in force, a $0.4 million expense related to the impairment of property and equipment, and a $7.7 million expense related to the impairment of goodwill.

(2)

Includes a $0.7 million benefit related to restructuring charges, $1.2 million net of expense related to changes in valuation allowance and a related release of a deferred tax liability, $1.5 million of expense related to provisions for uncertain tax positions, $2.6 million of benefit related to impairments, $1.3 million of expense related to state net operating losses and credits, and $0.4 million of benefit related to other discrete items.

(3)	Includes $30.0 million in revenue generated by Sofica and rogenSi which were acquired in 2014.
(4)	Includes $3.3 million expense related to reductions in force and $0.4 million expense related to the impairment of property and equipment.
(5)	Includes a net $6.7 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for four of our acquisitions.
(6)

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

(7)

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

(8)	Includes $51.4 million in revenue generated by WebMetro which was acquired in 2013 and TSG which was acquired on December 31, 2012.
(9)

Includes $4.1 million expense related to reductions in force, $0.3 million related to facilities exit charges, $0.1 million expense related to the impairment of property and equipment and $1.1 million expense related to the impact of intangible assets.

(10)

Includes a $3.7 million charge related to the deconsolidation of a subsidiary and a $1.9 million charge related to a fair value adjustment to the contingent consideration based on revised estimates of performance against targets for three of our acquisitions.

(11)

Includes a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments, and $1.8 million of expense related to valuation allowance increases.

(12)

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

(13)	Includes $8.9 million in revenue generated by OnState, iKnowtion and Guidon which were acquired in 2012.
(14)	Includes $22.5 million expense related to reductions in force, $0.4 million expense related to facilities exit charges, and $2.9 million expense related to the impairment of property and equipment.
(15)

Includes a $7.6 million benefit related to Australia and New Zealand Transfer Pricing Arrangements, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 million benefit related to return to provision adjustments and $0.1 million of expense related to other discrete items.

(16)

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

(17)	Includes $80.0 million in revenue generated by PRG and eLoyalty which were acquired in late 2010 and mid-2011, respectively.
(18)	Includes $3.6 million expense related to reductions in force, $0.1 million expense related to facilities exit charges, and $0.2 million expense related to the impairment of property and equipment.
(19)

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

(20)

The Company spent $38.0 million for the acquisition of eLoyalty through an increase in borrowings on its line of credit. Upon acquisition of eLoyalty, the Company acquired $64.1 million in assets and assumed $26.1 million in liabilities ($22.7 million in long-term liabilities).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. Our solutions are supported by 44,000 employees delivering services in 24 countries from 67 delivery centers on six continents. Our revenue for fiscal 2015 was $1,287 million.

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

Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”). Our integrated customer experience managed services platform differentiates the Company by combining strategic consulting, data analytics, process optimization, system design and integration, operational excellence, and technology solutions and services.

We have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve approximately 300 global clients.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our heritage business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $1,287 million in revenue we reported in 2015, approximately 29% or $373 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the heritage business process outsourcing focused CMS segment.

We have four operating and reportable segments, which provide an integrated set of services including:

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

Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $2 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. As a result of our acquisition of the digital agency WebMetro, we have developed an integrated marketing-to-sales platform that links online searches to live sales through a closed loop, multichannel interface. This platform uses proprietary tools and methodology to capture and use more than 400 marketing and sales data points to engage with customers in relevant conversations.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our 2015 Financial Results

In 2015, our revenue increased 3.6% to $1,287 million over the same period in 2014, despite a decrease of 5.1% or $63.7 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. The increase in revenue is comprised of growth in the CGS, CTS and CSS segments which collectively grew 17.3%, offset by a decrease in the CMS segment due to the foreign currency fluctuations. Revenue adjusted for the $63.7 million decrease related to foreign exchange increased 8.8% over the prior year.

Our 2015 income from operations decreased $6.3 million to $90.2 million or 7.0% of revenue, from $96.5 or 7.8% of revenue for 2014. The decrease is primarily due to the $14.9 million adverse impact of foreign currency fluctuations, a goodwill impairment of $7.7 million for our WebMetro and Latin America reporting units in the third and fourth quarters of 2015 (see Part II, Item 8. Financial Statements and Supplementary Data, Note 6 to the Consolidated Financial Statements), $6.5 million of additional investment in sales, research and development, and lower capacity utilization due to the build out of a super site for one of our largest clients. These were partially offset by organic revenue growth and income from the recent acquisitions. Income from operations in 2015 and 2014 included $9.9 million and $3.7 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and span six countries with 22,500 workstations representing 64% of our global delivery capabilities. Revenue for our CMS and CGS segments that is provided in these offshore locations was $450 million and represented 43% of our revenue for 2015, as compared to $457 million and 43% of our revenue for 2014.

At December 31, 2015, we had $60.3 million of cash and cash equivalents, total debt of $107.3 million, and a total debt to total capitalization ratio of 19.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2015, the overall capacity utilization in our multi-client centers was 71%. The table below presents workstation data for our multi-client centers as of December 31, 2015 and 2014. Dedicated and Managed Centers (7,109 and 5,261 workstations, at December 31, 2015 and 2014, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized multi-client production workstations compared to the total number of available multi-client production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2015			December 31, 2014
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Multi-client centers
Sites open >1 year	26,790	18,971	71%	24,948	21,093	85%
Sites open <1 year	1,477	1,197	81%	982	982	100%
Total multi-client centers	28,267	20,168	71%	25,930	22,075	85%

The reduction in utilization in 2015 compared to 2014 is due to the build out of a new supersite for one of our largest clients which was completed in 2015.

While we continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients, some of our clients have regulatory pressures to bring the services onshore to the United States. In light of this trend, we plan to continue to selectively retain and grow capacity and expand into new offshore markets while maintaining appropriate capacity in the United States. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

Periodically, we will make certain expenditures related to acquiring contracts or provide up-front discounts for future services. These expenditures are capitalized as contract acquisition costs and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these contract acquisition costs is recorded as a reduction to revenue.

During 2014, new guidance was issued related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for years beginning after December 15, 2017 and can be adopted retrospectively or as a cumulative effect adjustment. We are currently determining our implementation approach and assessing the impact on the consolidated financial statements.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for income taxes in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our customer management services, including direct labor, telecommunications, technology costs, sales and use tax and certain fixed costs associated with the delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

Other Income

The main components of other income are miscellaneous income not directly related to our operating activities, such as foreign exchange gains and reductions in our contingent consideration liabilities.

Other Expenses

The main components of other expenses are expenditures not directly related to our operating activities, such as foreign exchange losses and increases in our contingent consideration liabilities.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to December 31, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2015 and 2014 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue	$913,272	$923,497	$(10,225)	(1.1)%
Operating Income	58,018	76,792	(18,774)	(24.4)%
Operating Margin	6.4%	8.3%

The change in revenue for the Customer Management Services segment was attributable to a $69.3 million net increase in client programs and acquisitions offset by program completions of $25.6 million. Revenue was further impacted by a $53.9 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 6.4% in 2015 as compared to 8.3% in 2014. The operating margin, as with revenue, was negatively impacted by $13.0 million of foreign currency fluctuations and a $4.5 million increase in spending on a number of growth related investments in CMS including sales, marketing and research and development. The decrease is also attributable to a $1.8 million goodwill impairment for the Latin America reporting unit (see part II, Item 8. Financial Statements and Supplementary Data, Note 6 to the Consolidated Financial Statements), and the build out of a super site for one of our largest clients. Included in the operating income was amortization related to acquired intangibles of $0.8 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.

Customer Growth Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue	$129,021	$115,434	$13,587	11.8%
Operating Income	3,077	7,255	(4,178)	(57.6)%
Operating Margin	2.4%	6.3%

The increase in revenue for the Customer Growth Services segment was due to $29.4 million increase in client programs offset by program completions of $10.4 million and a $5.4 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue decreased to 2.4% in 2015 as compared to 6.3% in 2014. This decrease was primarily driven by a $5.9 million goodwill impairment for the WebMetro reporting unit (see Part II, Item 8. Financial Statements and Supplementary Data, Note 6 to the Consolidated Financial Statements), a $1.8 million decrease due to foreign currency fluctuations and the completion of established programs.  These were partially offset by increased profits from additional business booked during 2015 which began operating in 2015. Included in the operating income was amortization related to acquired intangibles of $2.7 million and $2.7 million for the year ended December 31, 2015 and 2014, respectively.

Customer Technology Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue	$157,606	$139,182	$18,424	13.2%
Operating Income	13,339	4,519	8,820	195.2%
Operating Margin	8.5%	3.2%

The increase in revenue for the Customer Technology Services segment was related to increases in both the Cisco and Avaya offerings including recurring revenue for the cloud and managed services solutions.

The operating income as a percentage of revenue increased to 8.5% in 2015 as compared to 3.2% in 2014.  The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses. Also as the revenue grows for the cloud and managed services solutions, the margins increase due to higher utilization of fixed expenses. Included in the operating income was amortization related to acquired intangibles of $4.2 million and $4.4 million for the year ended December 31, 2015 and 2014, respectively.

Customer Strategy Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue	$86,856	$63,668	$23,188	36.4%
Operating Income	15,746	7,909	7,837	99.1%
Operating Margin	18.1%	12.4%

The increase in revenue for the Customer Strategy Services segment was primarily related to the acquisition of rogenSi in August 2014, as well as organic growth across several of our geographies and practices including our Customer Insights and Service Optimization practices offset by a $3.9 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 18.1% in 2015 as compared to 12.4% in 2014. The operating margin increase was related to the acquisition of rogenSi and stronger year over year margins in the Customer Insights, Service Optimization and CX Consulting practices. Included in the operating income was amortization expense related to acquired intangibles of $2.9 million and $2.1 million for the year ended December 31, 2015 and 2014, respectively.

Interest Income (Expense)

Interest income decreased to $1.1 million in 2015 from $1.8 million in 2014. Interest expense increased to $7.5 million during 2015 from $6.9 million for the comparable period in 2014, primarily due to high outstanding debt.

Other Income (Expense), Net

Included in the year ended December 31, 2015, was a net $26 thousand expense related to fair value adjustments of the contingent consideration based on revised estimates of performance against targets for two of our acquisitions (see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements).

Included in the year ended December 31, 2014, was a combined net $6.7 million benefit related to fair value adjustments of the contingent consideration based on revised estimates of performance against targets for four of our acquisitions (see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements).

Income Taxes

The reported effective tax rate for 2015 was 23.3% as compared to 22.9% for 2014. The effective tax rate for 2015 was impacted by earnings in international jurisdictions currently under an income tax holiday, $2.6 million of benefit related to impairments, $0.7 million benefit related to restructuring charges, $1.2 million net of expense related to changes in valuation allowance and a related release of a deferred tax liability, $1.3 million of expense related to state net operating losses and credits, $1.5 million of expense related to provisions for uncertain tax positions, and $0.4 million benefit related to other discrete items. Without these items our effective tax rate for the year ended December 31, 2015 would have been 20.4%. In the year ended December 31, 2014, our effective tax rate was 22.9%. Without a $1.3 million benefit related to restructuring charges, a $1.2 million benefit related to the closing of statute of limitations in Canada, a $0.4 million benefit related to a valuation allowance for equity compensation, $3.8 million of expense related to future contingent payments, $1.3 million of expense related to the resolution of an audit in the Netherlands, and $0.2 million of expense related to other discrete items, our effective tax rate for the year ended December 31, 2014 would have been 19.8%.

Year Ended December 31, 2014 Compared to 2013

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

The increase in revenue for the Customer Growth Services segment was due to the combination of net increases in client programs and the acquisition of WebMetro in August 2013 of $20.7 million collectively, offset by program completions of $5.1 million and a $1.2 million reduction due to foreign currency fluctuations.

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

The operating income as a percentage of revenue increased to 12.4% in 2014 as compared to 5.6% in 2013. The improvement in the CSS operating income was primarily the result of the 30.5% increase in revenue in combination with the restructure and full integration of this segment’s multiple acquisitions initiated in the third quarter of 2013. Additionally the increase in operating income was partially related to the impairment charges of $1.1 million recorded as a result of decreased revenues resulting from the deconsolidation of a subsidiary in the prior period (see Part II, Item 8. Financial Statements and Supplementary Data, Note 11 to the Consolidated Financial Statements). Included in the operating income was amortization expense related to acquired intangibles of $2.1 million and $1.6 million for the year ended December 31, 2014 and 2013, respectively.

Interest Income (Expense)

Interest income decreased to $1.8 million in 2014 from $2.6 million in 2013. Interest expense decreased to $6.9 million during 2014 from $7.5 million for the comparable period in 2013, primarily due to decreased accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the year ended December 31, 2014, was a combined net $6.7 million benefit related to fair value adjustments of the contingent consideration based on revised estimates of performance against targets for four of our acquisitions (see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements).

Included in the year ended December 31, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Part II, Item 8. Financial Statements and Supplementary Data, Note 23 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our credit facility, dated June 3, 2013 which was amended and restated effective February 11, 2016 (the “Credit Facility”). During the year ended December 31, 2015, we generated positive operating cash flows of $133.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Facility to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of December 31, 2015 and 2014, we had borrowings of $100.0 million and $100.0 million, respectively, under our Credit Facility, and our average daily utilization was $319.6 million and $285.9 million for the years ended December 31, 2015 and 2014, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $3.4 million, and the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $415 million as of December 31, 2015. As of December 31, 2015, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2015,  2014, and 2013.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $60.3 million and $77.3 million as of December 31, 2015 and 2014, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, and expand our infrastructure, and for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the years 2015, 2014 and 2013 we reported net cash flows provided by operating activities of $133.8 million, $94.1 million and $138.0 million, respectively. The increase of $39.7 million from 2014 to 2015 was primarily due to a $21.1 million increase in cash collected from accounts receivable, a $20.1 million decrease in payments made for operating expenses offset by decreases in deferred revenue of $13.1 million. The net decrease of $43.9 million from 2013 to 2014 was primarily due to a $48.3 million decrease in cash collected from accounts receivable and an increase of $5.6 million in payments made for operating expenses.

Cash Flows from Investing Activities

For the years 2015, 2014 and 2013, we reported net cash flows used in investing activities of $77.2 million, $91.9 million and $59.5 million, respectively. The net decrease in cash used in investing activities from 2014 to 2015 was primarily due to decreased spending on acquisitions and investments of $13.6 million. The net increase in cash used in investing activities from 2013 to 2014 was primarily due to increased spending on acquisitions of $15.3 million along with a $17.3 million increase in capital expenditures.

Cash Flows from Financing Activities

For the years 2015, 2014 and 2013, we reported net cash flows used in financing activities of $52.9 million, $74.2 million and $70.7 million, respectively. The change in net cash flows from 2014 to 2015 was primarily due to a $39.8 million decrease in purchases of our outstanding common stock offset by $17.4 million of dividends paid during 2015 and a $3.3 million increase for payments of contingent consideration related to acquisitions. The change in net cash flows from 2013 to 2014 was primarily due to $8.5 million of payments for contingent consideration related to acquisitions and an increase of $1.5 million in dividends paid to noncontrolling interests, partially offset by a $8.0 million increase in net borrowings from our line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $67.2 million, $26.4 million and $87.6 million for the years 2015, 2014 and 2013, respectively. The increase from 2014 to 2015 was primarily due to the increase in cash flows provided by operating activities and a decrease in spend for capital expenditures and acquisitions. The decrease from 2013 to 2014 resulted primarily from a decrease in cash flow from operating activities and a $17.3 million increase in capital expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$133,750	$94,090	$137,979
Less: Purchases of property, plant and equipment	66,595	67,641	50,364
Free cash flow	$67,155	$26,449	$87,615

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2015 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$2,479	$103,118	$—	$—	$105,597
Equipment financing arrangements	1,194	1,635	78	—	2,907
Contingent consideration	9,421	4,337	—	—	13,758
Purchase obligations	4,355	7,976	2,289	—	14,620
Operating lease commitments	36,571	52,381	23,591	29,976	142,519
Other debt	1,242	1,781	1,046	—	4,069
Total	$55,262	$171,228	$27,004	$29,976	$283,470

(1)

Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2015. On February 11, 2016, we entered into an agreement to extend the maturity of our credit facility to February 11, 2021. See “Debt Instruments and Related Covenants” below.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•

The contractual obligation table excludes our liabilities of $3.7 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Part II, Item 8. Financial Statements and Supplementary Data, Note 10 to the Consolidated Financial Statements for further discussion.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, dividends and other cash flow needs across our global operations.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 17% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2016 to be within the range of $60 to $70 million. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance of existing assets. The anticipated level of 2016 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisition or joint ventures. In addition, as of December 31, 2015, we were authorized to purchase an additional $19.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On February 11, 2016, we entered into a First Amendment to our June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.

The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with an initial maximum aggregate commitment of $900.0 million, and an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, (ii) overnight base rate loans, and (iii) alternate currency loans. The Credit Agreement also provides for a foreign subsidiary borrowing capacity sub-limit for loans or letters of credit of up to 50% of the total commitment amount, in both U.S. dollars and certain foreign currencies.

We primarily utilize our Credit Facility to fund working capital, general operations, stock repurchases, dividends, acquisitions, and other strategic activities.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, or (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”); and Eurodollar loans bear interest at LIBOR, in each case adding a margin based upon our net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

The applicable margins from February 11, 2016 until a compliance certificate is provided by us in connection with the delivery to the lenders of our quarterly financial statements for the quarter ended March 31, 2016, are 0.000% per annum for base rate loans and 1.000% per annum for Eurodollar loans or alternate currency loans. Thereafter the borrowing margins are determined by reference to our net leverage ratio, as set forth in the table below:

Net Leverage Ratio	Applicable Margin for LIBOR Fixed Rate Loans	Applicable Margin for Base Rate Loans
Greater than or equal to 3.00 to 1.00	1.750%	0.750%
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00	1.500%	0.500%
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00	1.375%	0.375%
Greater than or equal to 1.00 to 1.00 but less than 2.00 to 1.00	1.125%	0.125%
Less than 1.00 to 1.00	1.000%	0.000%

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.125% per annum from February 11, 2016 until a compliance certificate is provided by us in connection with the delivery to the lenders of our quarterly financial statements for the quarter ended March 31, 2016, and thereafter are determined by reference to our net leverage ratio, as set forth in the table below:

Net Leverage Ratio	Applicable Commitment Fee Rate
Greater than or equal to 3.00 to 1.00	0.250%
Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00	0.200%
Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00	0.175%
Greater than or equal to 1.00 to 1.00 but less than 2.00 to 1.00	0.150%
Less than 1.00 to 1.00	0.125%

Indebtedness under the Credit Agreement is guaranteed by certain of our domestic subsidiaries and is secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of our Company and certain of its domestic subsidiaries. The indebtedness may also be secured by tangible assets of our Company and its domestic subsidiaries, if borrowings by foreign subsidiaries exceed $100.0 million and the total net leverage ratio is greater than 3.00 to 1.00. We also pledged 65% of the voting stock and all of the non-voting stock, if any, of certain of our material foreign subsidiaries.

The Credit Agreement contains customary affirmative, negative, and financial covenants. These covenants include, but are not limited to, the following, in each case subject to exceptions set forth in the Credit Agreement: incurring additional indebtedness or, guaranteeing of indebtedness; creating, incurring, assuming or permitting to exist liens on property and assets; making loans and investments and entering into certain types of mergers, consolidations and acquisitions; making capital distributions or paying, redeeming or repurchasing subordinated debt; entering into certain affiliate transactions; and entering into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends and make distributions.

In addition, the Company is obligated to maintain a maximum net leverage ratio of 3.25 to 1.00, and a minimum Interest Coverage Ratio of 2.50 to 1.00.

The Credit Facility also contains certain customary information and reporting requirements, and events of default, including without limitation events of default based on payment obligations, material inaccuracies of representations and warranties, covenant defaults, cross defaults to certain other debt, certain ERISA events, changes in control, monetary judgments, and insolvency proceedings. Upon the occurrence of an event of default, the lenders may accelerate the maturity of all amounts outstanding under the Credit Facility.

As of December 31, 2015 and 2014, we had borrowings of $100.0 million and $100.0 million, respectively, under the Credit Facility. During 2015, 2014 and 2013, borrowings accrued interest at an average rate of approximately 1.2%, 1.2%, and 1.4% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2015, 2014 and 2013 were $319.6 million, $285.9 million and $238.1 million, respectively. As of December 31, 2015, and 2014, based on the current level of availability based on the covenant calculations and the issued letters of credit, our remaining borrowing capacity was approximately $415 million and $390 million, respectively.

From time-to-time, we may have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2015 and 2014, we had no foreign loans outstanding.

Client Concentration

During 2015, one of our clients represented 10% of our total annual revenue. Our five largest clients accounted for 35%,  38% and 40% of our annual revenue for the years ended December 31, 2015,  2014 and 2013, respectively. We have long-term relationships with our top five clients, ranging from two to 19 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2016 and 2020. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2015, we had $100.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2015 and 2014, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangements as of December 31, 2015 and 2014 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, Poland, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2015,  2014 and 2013, revenue associated with this foreign exchange risk was 30%, 31% and 32% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2015	2014	2013
Canadian Dollar vs. U.S. Dollar	(19.3)%	(8.7)%	(7.3)%
Philippine Peso vs. U.S. Dollar	(4.7)%	(0.9)%	(7.6)%
Mexican Peso vs. U.S. Dollar	(17.5)%	(13.0)%	(0.3)%
Australian Dollar vs. U.S. Dollar	(11.8)%	(8.8)%	(16.9)%
Euro vs. U.S. Dollar	(11.5)%	(13.3)%	4.0%
Philippine Peso vs. Australian Dollar	6.3%	7.2%	7.9%

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

Our cash flow hedging instruments as of December 31, 2015 and 2014 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2015	Amount	Amount		12 months	Through
Philippine Peso	16,362,000	361,571	(1)	45.4%	October 2020
Mexican Peso	2,637,000	173,124		28.7%	October 2020
		$534,695

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2014	Amount	Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2015 and December 31, 2014.

The fair value of our cash flow hedges at December 31, 2015 was a  liability (in thousands):

		Maturing in the
	December 31, 2015	Next 12 Months
Philippine Peso	(20,102)	(10,183)
Mexican Peso	(25,620)	(9,866)
	$(45,722)	$(20,049)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges decreased by $14.2 million from December 31, 2014 to December 31, 2015. The decrease in fair value from December 31, 2014 largely reflects a broad strengthening in the U.S. dollar during 2015.

We recorded net (losses)/gains of $(12.4) million, $(2.4) million, and $8.0 million for settled cash flow hedge contracts for the years ended December 31, 2015,  2014, and 2013, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 8 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2015 and 2014, approximately 23% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2015 or 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Based on their evaluation, as of December 31, 2015, the end of the period covered by this Form 10-K, the Company’s CEO  and  CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below.

Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that our consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of under the Exchange Act.

Inherent Limitations of Internal Controls

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal controls must consider the benefits of controls relative to their costs. Inherent limitations within internal controls include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the objective of the design of any system of controls is to provide reasonable assurance of the effectiveness of controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Thus, even effective internal control over financial reporting can only provide reasonable assurance of achieving their objectives. Therefore, because of the inherent limitations in cost effective internal controls, misstatements due to error or fraud may occur and may not be prevented or detected.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, the end of the period covered by this Form 10-K, because of the material weaknesses in our internal control over financial reporting described below under “Material Weaknesses in Internal Control over Financial Reporting”.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses that existed as of December 31, 2015:

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

Account Reconciliations: We did not maintain effective controls over account reconciliations, including the failure to reconcile certain accounts and to review underlying financial information in the correct reporting period. As a result of this material weakness, we failed to identify errors in the accuracy and completeness of the preparation and review of account reconciliations associated with unbilled revenue, accrued expenses and telecommunications expense. This material weakness resulted in errors that were not material to our annual or interim consolidated financial statements during 2015.

Journal Entries: As previously disclosed, we did not design and maintain effective controls over the appropriate review and approval of journal entries at certain of our acquired entities, including maintaining appropriate supporting documentation. During the quarter ending December 31, 2015 management identified additional deficiencies, related to the appropriate review and approval of journal entries.  Specifically, we did not design and maintain effective controls over the appropriate review and approval of journal entries, including proper segregation of duties related to the ability to create and post journal entries. This material weakness did not result in the identification of any adjustments to the annual or interim consolidated financial statements.

Revenue: We did not maintain processes, procedures and internal controls that were adequately designed, documented, and executed over our revenue process which could lead to misstatements in accurate and timely recording or reporting of revenue. This material weakness did not result in the identification of any adjustments to the annual or interim consolidated financial statements.

Impairments: We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment and determination of the an impairment charge in accordance with generally accepted accounting principles.  Specifically, the Company did not design and maintain effective internal controls related to determining the fair value of reporting units for the purpose of performing goodwill impairment testing and management’s review of the data, model and assumptions used in its cash flow forecasts for long-lived asset recoverability and goodwill impairment. This control deficiency resulted in an immaterial misstatement to goodwill during the year-ended December 31, 2014 and immaterial out-of-period adjustments to goodwill during each of the quarters ended September 30, 2015 and December 31, 2015.

While these control deficiencies did not result in errors that were material to our annual or interim financial statements, they could result in material misstatements of our consolidated financial statements and disclosures which would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Remediation Plan for Material Weakness

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has dedicated significant resources and efforts to improve our control environment and  has taken immediate action to  remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. The remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Remediation Actions for Control Environment:

•

We hired additional personnel and established appropriate roles and responsibilities within our global finance and accounting organization to improve our knowledge and expertise over financial reporting. Since mid-year 2015, we have been actively upgrading key accounting leadership personnel in the United States, Philippines, and Mexico.  Our focus is on upgrading personnel that have responsibilities for the knowledge of and technical expertise in US GAAP. In the last six months we appointed a new Global Controller, VP accounting operations, two assistant controllers with responsibility for our reporting segments, and additional technical accounting staff.  We are also in the process of augmenting our financial reporting function by hiring a senior executive, reporting to the Global Controller, with significant public company experience who will have accountability for all SEC reporting, US GAAP technical accounting issues, and Sarbanes-Oxley compliance.

•

In addition, we engaged an independent third party expert to assist us in our review of our control structure, including a comprehensive risk assessment with respect to our internal controls, and to provide constructive recommendations for optimization of our controls and control environment, including our implementation of a periodic monitoring process for the design and operating effectiveness of our control activities.  We expect to implement the expert recommendations and upgrade our control structure in 2016, but  we can provide no assurance as to the timing of when the material weaknesses will be remediated as a result of these changes

•

We have implemented a comprehensive training for our accounting managers designed to ensure that we have sufficient complement of qualified personnel with knowledge, experience, and training in the application of generally accepted accounting principles, and will include a program of continuous education for new staff and refresher courses for existing staff on a going forward basis.

Remediation Actions for Account Reconciliations

•	Beginning in the quarter ended September 30, 2015, we implemented enhanced control procedures over our reconciliation process.
•

Beginning in the quarter ended December 31, 2015, we implemented additional balance sheet and income statement analytic controls designed to further enhance our controls and detect any material misstatements.

Remediation Actions for Journal Entries

•	We will review our accounting system configuration and implement the necessary system controls to eliminate the ability for a user to create and post a journal entry.
•	We have integrated our acquired companies onto our accounting system which will allow for system controls to prevent a user from posting and approving their journal entries.

Remediation Actions for Revenue Processes

•	We are optimizing our revenue accounting organization structure to improve our control environment including the establishment of a revenue quality assurance organization.
•	We will implement enhanced control procedures and additional controls over our revenue process including, but not limited to, system controls and specific transaction controls.

Remediation for Impairment

•

We engaged a third party expert to assist in our review of the completeness and accuracy of our valuation methodology and will continue to apply the enhancements in our valuation models on a going forward basis.

•

We will assess, develop and implement specific guidance and procedures for the expected level of reviews to be performed in connection with valuation models that we use for impairment testing, including consideration of the data and assumptions used in these models.

These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control

The changes made in our internal controls related to account reconciliations, as described under Remediation Plan for Material Weaknesses, were the only changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2015  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2016 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2015 (the “2016 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Executive and Financial Managers and a Code of Conduct. The Code of Ethical Conduct for Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, presidents of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Code of Conduct applies to all directors, officers, employees and members of our supply chain (as applicable). Both the Code of Ethical Conduct for Executive and Financial Officers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Executive and Financial Officers and our Code of Conduct, in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2016 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

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

10.29**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (other employees) effective July 1, 2014 (incorporated by reference as Exhibit 10.29 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

Exhibit No.	Description
10.30**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014 (incorporated by reference as Exhibit 10.30 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.31**	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32*	Independent Director Compensation Arrangements (effective January 1, 2016)

10.33**	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.40**

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.41**

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50**

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52**

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54**

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)

10.60**

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)

10.62**

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.63**

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.80**

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.81**

Employment Agreement between Robert N. Jimenez and TeleTech Services Corporation effective as of April 20, 2015 (incorporated by reference as Exhibit 10.81 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

Exhibit No.	Description
10.90**

First Amendment to Amended and Restated Credit Agreement and First Amendment to  Amended and Restated Security Agreement (collectively, “New Credit Agreement”) for the senior secured revolving credit facility (the “New Credit Facility”) with a syndicate of lenders (collectively, “Lenders”) led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.  The New Credit Agreement amends the Company’s prior Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 3, 2013 (the “Prior Credit Facility”). (Incorporated by reference to Exhibit 10.90 to TeleTech’s Form 8-K filed on February 16, 2016)

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

*Filed or furnished herewith.

**Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 14, 2016.

TELETECH HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2016, by the following persons on behalf of the registrant and in the capacities indicated:

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
Shrikant Mehta

* By /s/ Regina M. Paolillo under Power of Attorney as attached hereto as Exhibit 24.1

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment, as the Company did not have a sufficient complement of qualified personnel commensurate with the Company’s reporting requirements.  This material weakness contributed to material weaknesses related to (ii) ineffective controls over account reconciliations, including review of underlying financial information, (iii) ineffective design of controls over review and approval of journal entries, including lack of appropriate supporting documentation and proper segregation of duties over creation and posting of journal entries, (iv) ineffective controls over the accurate and timely recognition of revenue, and (v) ineffective design and execution of controls over the review of cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment analyses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 14, 2016

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$60,304	$77,316
Accounts receivable, net	283,474	276,432
Prepaids and other current assets	64,180	64,702
Deferred tax assets, net	—	22,501
Income tax receivable	7,114	4,532
Total current assets	415,072	445,483

Long-term assets
Property, plant and equipment, net	168,289	150,212
Goodwill	114,183	128,705
Deferred tax assets, net	52,082	31,512
Other intangible assets, net	51,215	59,905
Other long-term assets	42,486	36,658
Total long-term assets	428,255	406,992
Total assets	$843,327	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,323	$37,019
Accrued employee compensation and benefits	71,634	70,069
Other accrued expenses	33,160	34,430
Income tax payable	9,125	10,141
Deferred revenue	26,184	29,887
Other current liabilities	23,480	17,085
Total current liabilities	206,906	198,631

Long-term liabilities
Line of credit	100,000	100,000
Deferred tax liabilities, net	3,333	4,675
Deferred rent	11,791	8,956
Other long-term liabilities	76,349	74,149
Total long-term liabilities	191,473	187,780
Total liabilities	398,379	386,411

Commitments and contingencies (Note 14)

Mandatorily redeemable noncontrolling interest	4,131	2,814

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,481,323 and 48,452,852 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	485	485
Additional paid-in capital	347,251	356,792
Treasury stock at cost: 33,570,930 and 33,599,401 shares as of December 31, 2015 and December 31, 2014, respectively	(533,744)	(527,595)
Accumulated other comprehensive income (loss)	(101,365)	(52,274)
Retained earnings	720,989	677,859
Noncontrolling interest	7,201	7,983
Total stockholders’ equity	440,817	463,250
Total liabilities and stockholders’ equity	$843,327	$852,475

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$1,286,755	$1,241,781	$1,193,157

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	928,247	886,492	846,631
Selling, general and administrative	194,606	198,553	193,423
Depreciation and amortization	63,808	56,538	46,064
Restructuring charges, net	1,814	3,350	4,435
Impairment losses	8,100	373	1,205
Total operating expenses	1,196,575	1,145,306	1,091,758

Income from operations	90,180	96,475	101,399

Other income (expense)
Interest income	1,090	1,769	2,560
Interest expense	(7,538)	(6,946)	(7,513)
Loss on deconsolidation of subsidiary	—	—	(3,655)
Other income (expense), net	2,157	9,161	(722)
Total other income (expense)	(4,291)	3,984	(9,330)

Income before income taxes	85,889	100,459	92,069

Provision for income taxes	(20,004)	(23,042)	(20,598)

Net income	65,885	77,417	71,471

Net income attributable to noncontrolling interest	(4,219)	(5,124)	(4,083)

Net income attributable to TeleTech stockholders	$61,666	$72,293	$67,388

Other comprehensive income (loss)
Net income	$65,885	$77,417	$71,471
Foreign currency translation adjustments	(38,200)	(23,120)	(26,342)
Derivative valuation, gross	(15,768)	(16,970)	(29,465)
Derivative valuation, tax effect	7,228	6,978	11,554
Other, net of tax	(2,707)	1,076	598
Total other comprehensive income (loss)	(49,447)	(32,036)	(43,655)
Total comprehensive income (loss)	16,438	45,381	27,816

Less: Comprehensive income attributable to noncontrolling interest	(3,026)	(4,163)	(3,995)

Comprehensive income (loss) attributable to TeleTech stockholders	$13,412	$41,218	$23,821

Weighted average shares outstanding
Basic	48,370	49,297	51,338
Diluted	49,011	50,102	52,244

Net income per share attributable to TeleTech stockholders
Basic	$1.27	$1.47	$1.31
Diluted	$1.26	$1.44	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2012	—	$—	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$12,978	$499,270
Net income	—	—	—	—	—	—	—	67,388	3,601	70,989
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,183)	(4,183)
Purchases of outstanding noncontrolling interest	—	—	—	—	—	3,715	—	—	(4,140)	(425)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,677)	—	(1,677)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustments	—	—	—	—	—	—	(26,254)	—	(88)	(26,342)
Derivatives valuation, net of tax	—	—	—	—	—	—	(17,911)	—	—	(17,911)
Vesting of restricted stock units	—	—	455	5	6,530	(11,509)	—	—	—	(4,974)
Exercise of stock options	—	—	91	1	1,294	(433)	—	—	—	862
Excess tax benefit from equity-based awards	—	—	—	—	—	787	—	—	—	787
Equity-based compensation expense	—	—	—	—	—	13,107	—	—	34	13,141
Purchases of common stock	—	—	(2,481)	(25)	(56,507)	—	—	—	—	(56,532)
Other, net of tax	—	—	—	—	—	—	598	—	—	598
Balance as of December 31, 2013	—	$—	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482
Net income	—	—	—	—	—	—	—	72,293	4,512	76,805
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(936)	—	(936)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,771)	—	(349)	(23,120)
Derivatives valuation, net of tax	—	—	—	—	—	—	(9,993)	—	—	(9,993)
Vesting of restricted stock units	—	—	396	4	5,979	(11,362)	—	—	—	(5,379)
Exercise of stock options	—	—	58	1	876	(434)	—	—	—	443
Excess tax benefit from equity-based awards	—	—	—	—	—	1,015	—	—	—	1,015
Equity-based compensation expense	—	—	—	—	—	11,192	—	—	14	11,206
Purchases of common stock	—	—	(2,354)	(23)	(57,051)	—	—	—	—	(57,074)
Other, net of tax	—	—	—	—	—	—	1,076	—	—	1,076
Balance as of December 31, 2014	—	$—	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250
Net income	—	—	—	—	—	—	—	61,666	3,382	65,048
Dividends to shareholders ($0.18 per common share)	—	—	—	—	—	—	—	(17,423)	—	(17,423)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,960)	(3,960)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,113)	—	(1,113)
Foreign currency translation adjustments	—	—	—	—	—	—	(37,844)	—	(356)	(38,200)
Derivatives valuation, net of tax	—	—	—	—	—	—	(8,540)	—	—	(8,540)
Vesting of restricted stock units	—	—	372	4	5,768	(10,016)	—	—	—	(4,244)
Exercise of stock options	—	—	342	3	5,307	(9,737)	—	—	—	(4,427)
Excess tax benefit from equity-based awards	—	—	—	—	—	(823)	—	—	—	(823)
Equity-based compensation expense	—	—	—	—	—	11,035	—	—	152	11,187
Purchases of common stock	—	—	(686)	(7)	(17,224)	—	—	—	—	(17,231)
Other, net of tax	—	—	—	—	—	—	(2,707)	—	—	(2,707)
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$65,885	$77,417	$71,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,808	56,538	46,063
Amortization of contract acquisition costs	900	856	1,160
Amortization of debt issuance costs	712	705	659
Imputed interest expense and fair value adjustments to contingent consideration	716	(6,233)	3,301
Provision for doubtful accounts	1,465	633	695
(Gain) loss on disposal of assets	(166)	141	—
Impairment losses	8,100	373	1,205
Deferred income taxes	9,317	9,514	6,892
Excess tax benefit from equity-based awards	(662)	(1,399)	(1,343)
Equity-based compensation expense	11,304	11,307	13,234
(Gain) loss on foreign currency derivatives	(1,469)	(1,548)	234
Loss on deconsolidation of subsidiary, net of cash of zero, zero, and $897, respectively	—	—	2,758
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,867)	(41,005)	7,291
Prepaids and other assets	(5,379)	(5,300)	(5,374)
Accounts payable and accrued expenses	11,941	(8,115)	(2,549)
Deferred revenue and other liabilities	(12,855)	206	(7,718)
Net cash provided by operating activities	133,750	94,090	137,979

Cash flows from investing activities
Proceeds from sale of long-lived assets	202	135	—
Purchases of property, plant and equipment, net of acquisitions	(66,595)	(67,641)	(50,364)
Investments in non-marketable equity investments	(9,000)	—	—
Acquisitions, net of cash acquired of zero, $3,525, and $6,423, respectively	(1,776)	(24,416)	(9,166)
Net cash used in investing activities	(77,169)	(91,922)	(59,530)

Cash flows from financing activities
Proceeds from line of credit	2,262,350	2,077,400	1,533,550
Payments on line of credit	(2,262,350)	(2,077,400)	(1,541,550)
Proceeds from other debt	—	—	3,709
Payments on other debt	(3,222)	(4,504)	(5,789)
Payments of contingent consideration related to acquisitions	(11,883)	(8,547)	—
Dividends paid to shareholders	(17,423)	—	—
Payments to noncontrolling interest	(4,593)	(5,962)	(4,455)
Proceeds from exercise of stock options	825	443	862
Excess tax benefit from equity-based awards	662	1,399	1,343
Payments of debt issuance costs	(35)	—	(1,800)
Purchase of treasury stock	(17,231)	(57,074)	(56,532)
Net cash used in financing activities	(52,900)	(74,245)	(70,662)

Effect of exchange rate changes on cash and cash equivalents	(20,693)	(8,624)	(14,255)

Decrease in cash and cash equivalents	(17,012)	(80,701)	(6,468)
Cash and cash equivalents, beginning of period	77,316	158,017	164,485
Cash and cash equivalents, end of period	$60,304	$77,316	$158,017

Supplemental disclosures
Cash paid for interest	$6,052	$5,404	$4,220
Cash paid for income taxes	$15,178	$14,545	$16,757
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$10,492	$696	—
Acquisition of equipment through increase in accounts payable, net	$386	$4,170	$2,762
Landlord incentives credited to deferred rent	$—	$—	$1,016
Contract acquisition costs credited to accounts receivable	$1,055	$471	1,000

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. TeleTech’s 44,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

During the three months ended June 30, 2015, the Company recorded an additional expense of $1.75 million as an additional estimated tax liability that should have been recorded in prior periods related to ongoing discussions with relevant government authorities related to site compliance with tax advantaged status. The total amount of $1.75 million should have been recorded as additional tax expense in the amount of $466 thousand in 2012, $406 thousand in 2013, $645 thousand in 2014 and $234 thousand in the first quarter of 2015.

During the three months ended June 30, 2015, the Company recorded an additional $3.2 million loss related to foreign currency translation within Other comprehensive income (loss) that should have been recorded in 2014 and the three months ended March 31, 2015 to correct for an error in translating the financial results of Sofica Group AD, which the Company acquired on February 28, 2014. Of the $3.2 million recorded, approximately $1.7 million and $1.5 million should have been recorded in the year ended December 31, 2014, and the three months ended March 31, 2015, respectively. The Company also recorded an additional $2.7 million loss to “Other, net of tax” within Other comprehensive income (loss) in the three months ended March 31, 2015 and the nine months ended September 30, 2015 related to the annual actuarial analysis for the Company’s Philippines pension liability that should have been recorded in the fourth quarter of 2014.

During the three months ended December 31, 2015, the Company recorded an additional $2.9 million impairment to correct for an error in the goodwill impairment annual assessment and quarterly assessment for the WebMetro reporting unit. The Company should have recorded a $2.3 million impairment in the three months ended December 31, 2014 and an additional $0.6 million impairment in the three months ended September 30, 2015.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

All derivative financial instruments are reported at fair value and recorded in Prepaids and other current assets, Other assets, Other current liabilities, and Other liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transaction within Revenue.  Any realized gains or losses from the interest rate swaps are recognized in interest income (expense). Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

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

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived and definite-lived) and non-compete agreements (definite-lived). Definite-lived intangible assets

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

are amortized on a straight-line basis over their estimated useful lives, which range from four to 11 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A definite-lived intangible asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-04, “Deferral of Effective Date”. ASU 2015-04 defers the effective date of ASU 2014-09 for revised revenue recognition by one year which means it will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires all costs incurred in connection with the issuance of debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This ASU is effective for interim and annual periods beginning on or after December 15, 2015 and early adoption is permitted. Beginning in 2016, the Company will apply the new guidance as applicable and does not expect adoption of this standard to have a material impact on its financial position, results of operations or related disclosures.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires that the cumulative impact of all measurement period adjustments be recorded in the period in which the adjustment is identified. This change eliminates the requirement to restate prior financial statements. The ASU is effective for interim and annual periods beginning on or after December 15, 2015 and can be early adopted for periods for which the financial statements have not yet been issued. The Company took advantage of the early adoption provision and adopted the standard during the quarter ended September 30, 2015. It did not have a material impact on its financial position, results of operations or related disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax asset in its Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. See additional discussion in Note 10 Income Taxes.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures to regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted.  The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements and related disclosures.

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

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the third quarter of 2015, and the fourth quarter of 2015, the Company recorded fair value adjustments of the contingent consideration of $0.5 million, $0.8 million, and $(0.3) million, respectively, based on revised estimates noting higher or lower probability of exceeding the EBITDA targets (see Note 9). As of December 31, 2015, the fair value of the contingent consideration was $9.8 million, of which $5.7 million and $4.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The rogenSi customer relationships and non-compete agreements will be amortized over useful life of 70 months and 30 months, respectively. The goodwill recognized from the rogenSi acquisition is attributable, but not limited to, the acquired workforce and expected synergies within CSS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of rogenSi are reported within the CSS segment from the date of acquisition.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 9). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of December 31, 2015, the fair value of the remaining contingent consideration was $3.2 million, which was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

In the first quarter of 2015, the Company finalized its valuation of Sofica for the acquisition date assets acquired and liabilities assumed. There were no material measurement period adjustments in 2015.

Other Acquisitions

WebMetro

In the third quarter of 2013, as an addition to the Customer Growth Services (“CGS”) segment, the Company acquired 100% of WebMetro, a California corporation (“WebMetro”), a digital marketing agency.

The total purchase price was $17.8 million.

The Company was obligated to make earn-out payments during 2014 and 2015 if WebMetro achieved specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.3% and expected future value of payments of $2.6 million. The $2.6 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with WebMetro achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $2.5 million. The first contingent payment of $1.0 million was completed in the second quarter of 2014. During the third quarter of 2014, the Company recorded a fair value adjustment to reduce the contingent consideration by $1.7 million based on revised estimates noting the achievement of the EBITDA target was remote (see Note 9). As of December 31, 2014, the fair value of the remaining contingent consideration was zero.

In the third quarter of 2014, the Company finalized its valuation of WebMetro for the acquisition date assets acquired and liabilities assumed. There were no material measurement period adjustments in 2014.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014 and 2013 noted above contributed revenues of $65.9 million,  $43.2 million, and $6.4 million, and income from operations of $0.6 million, $5.3 million, and $0.9 million inclusive of $4.2 million, $3.3 million, and $0.8 million of acquired intangible amortization, to the Company for the years ended December 31, 2015, 2014 and 2013, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TeleTech anticipates deploying the CaféX technology as part of the TeleTech customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tested the investment in CaféX for impairment and concluded that the investment was not impaired at December 31, 2015.

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

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2015

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$913,272	$—	$913,272	$44,633	$58,018
Customer Growth Services	129,021	—	129,021	6,065	3,077
Customer Technology Services	157,838	(232)	157,606	9,775	13,339
Customer Strategy Services	86,856	—	86,856	3,335	15,746
Total	$1,286,987	$(232)	$1,286,755	$63,808	$90,180

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Year Ended December 31, 2014

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$923,497	$—	$923,497	$40,577	$76,792
Customer Growth Services	115,434	—	115,434	6,048	7,255
Customer Technology Services	139,218	(36)	139,182	7,489	4,519
Customer Strategy Services	63,668	—	63,668	2,424	7,909
Total	$1,241,817	$(36)	$1,241,781	$56,538	$96,475

Year Ended December 31, 2013

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$892,145	$(1,262)	$890,883	$33,884	$75,689
Customer Growth Services	100,996	—	100,996	4,127	3,024
Customer Technology Services	152,769	(284)	152,485	6,201	19,965
Customer Strategy Services	49,643	(850)	48,793	1,852	2,721
Total	$1,195,553	$(2,396)	$1,193,157	$46,064	$101,399

	For the Year Ended December 31,
	2015	2014	2013
Capital Expenditures
Customer Management Services	$56,570	$49,630	$40,007
Customer Growth Services	4,681	3,195	3,421
Customer Technology Services	4,216	14,423	6,450
Customer Strategy Services	1,128	393	486
Total	$66,595	$67,641	$50,364

	December 31,
	2015	2014	2013
Total Assets
Customer Management Services	$512,100	$514,957	$554,015
Customer Growth Services	75,291	88,394	86,416
Customer Technology Services	159,850	159,441	157,040
Customer Strategy Services	96,086	89,683	44,871
Total	$843,327	$852,475	$842,342

	December 31,
	2015	2014	2013
Goodwill
Customer Management Services	$22,009	$25,871	$19,819
Customer Growth Services	24,439	30,395	30,128
Customer Technology Services	42,709	42,709	42,709
Customer Strategy Services	25,026	29,730	10,087
Total	$114,183	$128,705	$102,743

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$679,959	$603,297	$556,239
Philippines	343,013	348,339	354,942
Latin America	147,267	172,270	176,906
Europe / Middle East / Africa	78,182	83,944	72,644
Asia Pacific	32,554	28,294	18,489
Canada	5,780	5,637	13,937
Total	$1,286,755	$1,241,781	$1,193,157

Property, plant and equipment, gross
United States	$415,918	$382,508	$337,311
Philippines	140,712	119,482	101,123
Latin America	49,464	67,193	75,618
Europe / Middle East / Africa	14,567	13,367	12,311
Asia Pacific	23,181	26,502	28,195
Canada	16,239	19,299	20,941
Total	$660,081	$628,351	$575,499

Other long-term assets
United States	$34,007	$27,728	$34,891
Philippines	5,220	5,202	4,408
Latin America	1,161	1,456	5,299
Europe / Middle East / Africa	811	692	311
Asia Pacific	165	1,309	779
Canada	1,122	271	38
Total	$42,486	$36,658	$45,726

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$285,650	$279,857
Less: Allowance for doubtful accounts	(2,176)	(3,425)
Accounts receivable, net	$283,474	$276,432

Activity in the Company’s Allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2015	2014	2013
Balance, beginning of year	$3,425	$3,815	$3,635
Provision for doubtful accounts	1,465	633	695
Uncollectible receivables written-off	(2,035)	(681)	(315)
Effect of foreign currency	(679)	(342)	(200)
Balance, end of year	$2,176	$3,425	$3,815

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue in the years ended December 31, 2015, 2014 and 2013. This client operates in the communications industry and is included in the Customer Management Services segment. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2015	2014	2013

Telecommunications client	10%	11%	12%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Telecommunications client	$23,953	$38,400	$24,120

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2015.

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land and buildings	$38,833	$38,833
Computer equipment and software	359,581	334,127
Telephone equipment	41,035	38,925
Furniture and fixtures	62,606	57,411
Leasehold improvements	157,788	158,844
Motor vehicles	238	175
Construction-in-progress and other	-	36
Property, plant and equipment, gross	660,081	628,351
Less: Accumulated depreciation and amortization	(491,792)	(478,139)
Property, plant and equipment, net	$168,289	$150,212

Depreciation and amortization expense for property, plant and equipment was $54.0 million, $46.9 million and $38.7 million for the years ended December 31, 2015,  2014 and 2013, respectively.

Included in the computer equipment and software is internally developed software of $18.4 million net and $17.1 million net as of December 31, 2015 and 2014, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2014	Adjustments	Impairments	Currency	2015

Customer Management Services	$25,871	$—	$(1,769)	$(2,093)	$22,009
Customer Growth Services	30,395	—	(5,956)	—	24,439
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	29,730	(3,600)	—	(1,104)	25,026
Total	$128,705	$(3,600)	$(7,725)	$(3,197)	$114,183

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2013	Adjustments	Impairments	Currency	2014

Customer Management Services	$19,819	$6,358	$—	$(306)	$25,871
Customer Growth Services	30,128	267	—	—	30,395
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	10,087	21,210	—	(1,567)	29,730
Total	$102,743	$27,835	$—	$(1,873)	$128,705

The adjustment recorded during 2015 relates to the finalization of the purchase price valuation for the rogenSi acquisition which resulted in a decrease in the goodwill balance. See Note 2 for further information.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the goodwill impairment analysis, the Company calculated the fair value of the WebMetro reporting unit and compared that to the updated carrying value and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but are not limited to, a compounded annual revenue growth rate of 20% for years 2016 through 2019, a perpetuity growth rate of 4.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 17.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach were based on the Company’s internal business plan adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events, including increased revenue growth for the next several years. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in a different outcome to goodwill impairment in a future period.

Since the fair value of the reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Implied fair value of goodwill is equal to the excess of the reporting unit’s fair value over the amounts assigned to its net identifiable assets and liabilities. Upon completing this assessment, the Company determined that the implied fair value of goodwill was below the carrying value and thus a $3.1 million impairment was recorded in the three months ended September 30, 2015, and was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2015, the date of the annual impairment testing, the Company concluded that for nine of the reporting units the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. We used an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

•	Revenue projections, including revenue growth during the forecast periods ranging from 3% to 20%;
•	EBITDA margin projections held relatively flat over the forecast periods ranging from 10% to 20%;
•	Estimated income tax rates of 10% to 40%;
•	Estimated capital expenditures ranging from $0.1 million to $30 million; and
•

Discount rates ranging from 11.6% to 15.8% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions.

As of December 1, 2015, during the annual goodwill impairment analysis the Company determined that for the WebMetro reporting unit there was an error in the discounted cash flow analysis regarding the inclusion of amortization of the intangible assets into future years including the perpetuity income calculation. When this error was corrected, the WebMetro fair value was below the carrying value including the impairment recorded as of September 30, 2015. The Company determined the error occurred in past periods and recalculated the adjusted fair value as of December 1, 2014. Based on this analysis, the fair value was below the carrying value as of December 1, 2014 and a Step 2 impairment analysis was completed. The Company completed the goodwill analysis based on the key assumptions that were used as of December 1, 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Since the fair value of the reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Upon completing this assessment, the Company determined that the implied fair value of goodwill was below the carrying value and thus a $2.3 million impairment should have been recorded as of December 1, 2014. Based on these revisions, the third quarter 2015 assessment was also adjusted and additional $0.6 million impairment should have been recorded as of September 30, 2015. These impairments were recorded in the current year in the three months ended December 31, 2015, and were included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2015, the entire goodwill balance for WebMetro has now been impaired

As of December 1, 2015, the updated fair value for the Latin America reporting unit was below the carrying value which necessitated an impairment analysis.  The Company tested all of the assets of this reporting unit for impairment.

Definite-lived long-lived assets consisted of fixed assets and an intangible asset related to customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets

For the goodwill impairment analysis, the Company calculated the fair value of the Latin America reporting unit and compared that to the updated carrying value and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but are not limited to, a compounded annual revenue growth rate of negative 22% for 2016 followed by 6% for years 2017 through 2020, a perpetuity growth rate of 4% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 15.8%, which is equal to the reporting unit’s equity risk premium adjusted for its size, country and company specific risk factors. Estimated future cash flows under the income approach were based on the Company’s internal business plan adjusted as appropriate for the Company’s view of market participant assumptions.

Since the fair value of the Latin America reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Upon completing this assessment, the Company determined that the implied fair value of goodwill was below the carrying value and the entire goodwill balance of $1.8 million was impaired and recorded in the three months ended December 31, 2015, and included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

			Acquisitions	Effect of
	December 31,		and	Foreign	December 31,
	2014	Amortization	Adjustments	Currency	2015
Customer relationships, gross	$63,914	$—	$(2,982)	$1,325	$62,257
Customer relationships - accumulated amortization	(20,326)	(7,401)	—	(2,453)	(30,180)
Other intangible assets, gross	13,113	—	986	(349)	13,750
Other intangible assets - accumulated amortization	(6,509)	(2,345)	—	99	(8,755)
Trade name - indefinite life	9,713	—	5,544	(1,114)	14,143
Other intangible assets, net	$59,905	$(9,746)	$3,548	$(2,492)	$51,215

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

				Effect of
	December 31,			Foreign	December 31,
	2013	Amortization	Acquisitions	Currency	2014
Customer relationships, gross	$50,830	$—	$14,115	$(1,031)	$63,914
Customer relationships - accumulated amortization	(13,547)	(6,779)	—	—	(20,326)
Other intangible assets, gross	11,634	—	1,607	(128)	13,113
Other intangible assets - accumulated amortization	(3,818)	(2,691)	—	—	(6,509)
Trade name - indefinite life	9,713	—	—	—	9,713
Other intangible assets, net	$54,812	$(9,470)	$15,722	$(1,159)	$59,905

The adjustments recorded during 2015 relate to the finalization of the purchase price valuation for the rogenSi acquisition which resulted in an increase to the trade name and decrease in the customer relationships intangible assets. See Note 2 for further information.

Customer relationships are being amortized over the remaining weighted average useful life of 4.7 years and other intangible assets are being amortized over the remaining weighted average useful life of 2.4 years. Amortization expense related to intangible assets was $9.7 million, $9.6 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Expected future amortization of other intangible assets as of December 31, 2015 is as follows (in thousands):

2016	$9,648
2017	7,900
2018	5,987
2019	5,495
2020	3,263
Thereafter	4,779
Total	$37,072

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2015, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands and net of tax):

	Year Ended December 31,
	2015	2014	2013

Aggregate unrealized net gain/(loss) at beginning of period	$(18,345)	$(8,352)	$9,559
Add: Net gain/(loss) from change in fair value of cash flow hedges	(16,349)	(12,121)	(13,721)
Less: Net (gain)/loss reclassified to earnings from effective hedges	7,809	2,128	(4,190)
Aggregate unrealized net gain/(loss) at end of period	$(26,885)	$(18,345)	$(8,352)

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2015 and 2014 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2015	Amount	Amount		12 months	Through
Philippine Peso	16,362,000	361,571	(1)	45.4%	October 2020
Mexican Peso	2,637,000	173,124		28.7%	October 2020
		$534,695

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2014	Amount	Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2015 and December 31, 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s interest rate swap arrangements as of December 31, 2015 and 2014 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2015 and 2014, the total notional amount of the Company’s forward contracts used as fair value hedges was $241.0 million and $242.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$39	$—	$2,489
Other long-term assets	66	—	—
Other current liabilities	(20,088)	(549)	(116)
Other long-term liabilities	(25,739)	(102)	—
Total fair value of derivatives, net	$(45,722)	$(651)	$2,373

	December 31, 2014
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$192	$—	$797
Other long-term assets	389	—	—
Other current liabilities	(12,680)	(988)	(5)
Other long-term liabilities	(17,070)	(452)	—
Total fair value of derivatives, net	$(29,169)	$(1,440)	$792

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015		2014
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(7,198)	$(611)	$(11,926)	$(195)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(12,410)	$—	$(2,429)	$—
Interest expense	—	(1,053)	—	(1,060)

Year Ended December 31,
	2015		2014
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange
	Forward		Forward
Derivative classification:	Contracts	Fair Value	Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Cost of services	$—	$—	$—	$—
Other income (expense), net	—	(6,127)	—	(386)

(9)FAIR VALUE

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

The following presents information as of December 31, 2015 and 2014 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2015, the investment is recorded at $9.0 million which approximates fair value.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2015 and 2014, the Company had $100.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2015 and 2014, borrowings accrued interest at an average rate of 1.2% and 1.2% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2015, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(45,722)	$—	$(45,722)
Interest rate swaps	—	(651)	—	(651)
Fair value hedges	—	2,373	—	2,373
Total net derivative asset (liability)	$—	$(44,000)	$—	$(44,000)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(29,169)	$—	$(29,169)
Interest rate swaps	—	(1,440)	—	(1,440)
Fair value hedges	—	792	—	792
Total net derivative asset (liability)	$—	$(29,817)	$—	$(29,817)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(9,821)	$—
Derivative instruments, net	—	(44,000)	—
Contingent consideration	—	—	(13,450)
Total liabilities	$—	$(53,821)	$(13,450)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(8,478)	$—
Derivative instruments, net	—	(29,817)	—
Contingent consideration	—	—	(24,744)
Total liabilities	$—	$(38,295)	$(24,744)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0%, or 4.6%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other factors. These measurements were based on significant inputs not observable in the market. The Company will accrete interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $13.8 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

During the fourth quarter of 2014 and the third quarter of 2015, the Company recorded fair value adjustments of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting rogenSi exceeding its EBITDA targets for 2014 and 2015. Accordingly a $0.5 million and a $0.8 million increase in the payable were recorded as of December 31, 2014 and September 30, 2015, respectively, and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment based on revised estimates reflecting Sofica earnings will be lower than anticipated for 2015. Accordingly a $0.5 million decrease in the payable was recorded as of September 30, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the fourth quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting rogenSi earnings will be lower than anticipated for 2015. Accordingly a $0.3 million decrease in the payable was recorded as of December 31, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2014	Acquisitions	Payments	Adjustments	2015

iKnowtion	$2,265	$—	$(1,800)	$35	$500
Guidon	1,000	—	(1,000)	—	—
TSG	—	—	—	—	—
WebMetro	—	—	—	—	—
Sofica	6,317	—	(2,838)	(326)	3,153
rogenSi	15,162	—	(6,372)	1,007	9,797
Total	$24,744	$—	$(12,010)	$716	$13,450

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

				Imputed
	December 31,			Interest /	December 31,
	2013	Acquisitions	Payments	Adjustments	2014

iKnowtion	$3,470	$—	$(1,400)	$195	$2,265
Guidon	2,637	—	(1,426)	(211)	1,000
TSG	12,933	—	(5,292)	(7,641)	—
WebMetro	2,708	—	(1,026)	(1,682)	—
Sofica	—	3,830	—	2,487	6,317
rogenSi	—	14,543	—	619	15,162
Total	$21,748	$18,373	$(9,144)	$(6,233)	$24,744

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$25,402	$20,569	$10,816
Foreign	60,487	79,890	81,253
Total	$85,889	$100,459	$92,069

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision for (benefit from)
Federal	$4,094	$(699)	$(320)
State	1,829	270	150
Foreign	4,764	13,957	13,876
Total current provision for (benefit from)	10,687	13,528	13,706
Deferred provision for (benefit from)
Federal	(1,895)	10,148	4,674
State	1,085	423	195
Foreign	10,127	(1,057)	2,023
Total deferred provision for (benefit from)	9,317	9,514	6,892
Total provision for (benefit from) income taxes	$20,004	$23,042	$20,598

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax per U.S. federal statutory rate (35%)	$30,062	$35,161	$32,224
State income taxes, net of federal deduction	1,603	1,525	210
Change in valuation allowances	3,923	256	3,266
Foreign income taxes at different rates than the U.S.	(14,490)	(17,824)	(20,529)
Foreign withholding taxes	958	257	2,504
Losses in international markets without tax benefits	1,999	1,649	779
Nondeductible compensation under Section 162(m)	512	817	1,847
Liabilities for uncertain tax positions	1,756	1,435	77
Permanent difference related to foreign exchange gains	162	(11)	(122)
(Income) losses of foreign branch operations	(517)	225	1,447
Non-taxable earnings of noncontrolling interest	(1,349)	(1,141)	(1,172)
Foreign dividend less foreign tax credits	(4,425)	(1,428)	(2,587)
Increase in deferred tax liability - branch losses in UK	(2,530)	(75)	(954)
Decrease (increase) to deferred tax asset - change in tax rate	(526)	(443)	(68)
State income tax credits and net operating losses	(1,477)	(142)	615
Foreign earnings taxed currently in U.S.	2,839	2,696	2,907
Other	1,504	85	154
Income tax per effective tax rate	$20,004	$23,042	$20,598

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$10,509	$17,030
Allowance for doubtful accounts, insurance and other accruals	4,860	4,554
Amortization of deferred rent liabilities	2,500	2,201
Net operating losses	19,522	11,296
Equity compensation	3,505	2,997
Customer acquisition and deferred revenue accruals	16,610	16,241
Federal and state tax credits, net	10,057	10,621
Depreciation and amortization	6,265	—
Unrealized losses on derivatives	16,644	11,686
Other	2,655	12,749
Total deferred tax assets, gross	93,127	89,375
Valuation allowances	(10,139)	(10,721)
Total deferred tax assets, net	82,988	78,654
Deferred tax liabilities
Depreciation and amortization	—	(7,035)
Contract acquisition costs	(25,667)	(11,768)
Future losses in UK	—	(2,530)
Intangible assets	(6,082)	(7,628)
Other	(2,490)	(355)
Total deferred tax liabilities	(34,239)	(29,316)
Net deferred tax assets	$48,749	$49,338

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2015 the Company had approximately $40.4 million of net deferred tax assets in the U.S. and $8.4 million of net deferred tax assets related to certain international locations whose recoverability is

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

dependent upon their future profitability. As of December 31, 2015 the deferred tax valuation allowance was $10.1 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these federal and state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax asset in its Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2015, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $2.9 million decrease in certain state credits and NOLs that are now expected to be utilized prior to expiration, a $4.3 million increase in valuation allowance in Belgium, Canada, Costa Rica, Israel, Macedonia, New Zealand and United Kingdom for deferred tax assets that do not meet the “more-likely-than-not” standard, and a $1.8 million release of valuation allowance in various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$10,721	$10,792	$20,909
Additions of deferred income tax expense	4,300	946	4,218
Reductions of deferred income tax expense	(4,882)	(1,017)	(14,335)
Ending balance	$10,139	$10,721	$10,792

As of December 31, 2015, after consideration of all tax loss and tax credit carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2016	$1,616
2017	133
2018	316
2019	295
After 2019	12,688
No expiration	4,473
Total	$19,521

As of December 31, 2015, domestically, the Company had federal tax credit carry forwards in the amount of $1.6 million that if unused will expire in 2021, $2.2 million that if unused will expire in 2022, $2.2 million that if unused will expire in 2023, $0.9 million that if unused will expire in 2024, and $1.7 million that if unused will expire in 2025. The Company also had state tax credit carry-forwards of $0.3 million that if unused will expire between 2016 and 2023.

As of December 31, 2015 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $493.4 million. Those earnings do not include earnings from certain subsidiaries which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate benefit to income tax expense for the years ended December 31, 2015, 2014 and 2013 was approximately $12.2 million, $20.2 million and $14.6 million, respectively, which had a favorable impact on diluted net income per share of $0.25,  $0.27 and $0.28, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2015, 2014 and 2013 was approximately $709 thousand, $132 thousand and $77 thousand, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $3.7 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. The liability for uncertain tax positions was not changed in 2015 for tax positions that were resolved favorably or expired.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2015 is presented below (in thousands):

Balance as of December 31, 2012	$358
Additions for current year tax positions	—
Reductions in prior year tax positions	—
Balance as of December 31, 2013	358
Additions for current year tax positions	1,303
Reductions in prior year tax positions	—
Balance as of December 31, 2014	1,661
Additions for current year tax positions	1,048
Reductions in prior year tax positions	—
Balance as of December 31, 2015	$2,709

At December 31, 2015, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $3.7 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits will be reduced by $1.2 million as a result of the expiration of various statutes of limitation.

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2015 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2012 to present
Argentina	2010 to present
Australia	2011 to present
Brazil	2010 to present
Canada	2008 to present
Mexico	2010 to present
Philippines	2013 to present
Spain	2011 to present

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

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2012 to present, remain open tax years. The IRS has concluded its audit in the United States for tax years 2009, 2011 and 2012 resulting in no changes to the Company’s financial statements or tax liabilities as previously reported.

The Company has been notified of the intent to audit, or is currently under audit of incomes taxes in the following jurisdictions: the United States, specifically for the acquired entity TSG, for the tax year 2012 (prior to acquisition), Canada for tax years 2009 and 2010, and New Zealand for tax year 2013. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2015, 2014 and 2013, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, respectively, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reduction in force
Customer Management Services	$1,482	$2,182	$3,832
Customer Growth Services	22	56	43
Customer Technology Services	13	709	73
Customer Strategy Services	297	389	189
Total	$1,814	$3,336	$4,137

	Year Ended December 31,
	2015	2014	2013
Facility exit charges
Customer Management Services	$—	$14	$298
Customer Growth Services	—	—	—
Customer Technology Services	—	—	—
Customer Strategy Services	—	—	—
Total	$—	$14	$298

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2015 and 2014, respectively, is as follows (in thousands):

	Closure of
	Delivery	Reduction
	Centers	in Force	Total

Balance as of December 31, 2013	$—	$1,353	$1,353
Expense	14	3,442	3,456
Payments	(14)	(2,618)	(2,632)
Changes in estimates	—	(106)	(106)
Balance as of December 31, 2014	—	2,071	2,071
Expense	—	1,814	1,814
Payments	—	(2,869)	(2,869)
Changes due to foreign currency	—	(210)	(210)
Changes in estimates	—	—	—
Balance as of December 31, 2015	$—	$806	$806

The remaining restructuring accruals are expected to be paid or extinguished during 2016 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2015, 2014 and 2013, the Company recognized impairment losses related to leasehold improvement assets of $0.4 million, $0.4 million, and $0.1 million, respectively, in its Customer Management Services segment.

During the third and fourth quarters of 2015, the Company recorded impairment charges of $3.1 million and $2.8 million, respectively, related to the goodwill balance for the WebMetro reporting unit within the CGS segment. See Note 6 for further information. These expenses were included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

During the fourth quarter of 2015, the Company recorded an impairment charge of $1.8 million related to the goodwill balance for the Latin America reporting unit within the CMS segment. See Note 6 for further information. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2013, the Company recorded an impairment charge of $1.1 million related to the PRG trade name intangible asset within the CSS segment. See Note 7 for further information. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(12)INDEBTEDNESS

Credit Facility

On February 11, 2016, we entered into a First Amendment to our June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association. The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with an initial maximum aggregate commitment of $900.0 million, and an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. At our discretion, direct borrowing options under the Credit Agreement include Eurodollar loans, overnight base rate loans, and alternate currency loans. The Credit Agreement also provides for a foreign subsidiary borrowing capacity sub-limit for loans or letters of credit of up to 50% of the total commitment amount, in both U.S. dollars and certain foreign currencies.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”); plus in each case a margin of 0% to 0.75 based on our net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.75% based on our net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

The applicable margins from February 11, 2016 until a compliance certificate is provided by us in connection with the delivery to the lenders of our quarterly financial statements for the quarter ended March 31, 2016, are 0.000% per annum for base rate loans and 1.000% per annum for Eurodollar loans or alternate currency loans.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.125% per annum from February 11, 2016 until a compliance certificate is provided by us in connection with the delivery to the lenders of our quarterly financial statements for the quarter ended March 31, 2016, and thereafter at a rate of 0.250% to 0.125% based on our net leverage ratio.

Indebtedness under the Credit Agreement is guaranteed by certain of our domestic subsidiaries and is collateralized by (subject to permitted liens) the U.S. accounts receivable and cash of our Company and certain of its domestic subsidiaries. The indebtedness may also be collateralized by tangible assets of our Company and its domestic subsidiaries, if borrowings by foreign subsidiaries exceed $100.0 million and the total net leverage ratio is greater than 3.00 to 1.00. We also pledged 65% of the voting stock and all of the non-voting stock, if any, of certain of our material foreign subsidiaries.

In addition, the Company is obligated to maintain a maximum net leverage ratio of 3.25 to 1.00, and a minimum Interest Coverage Ratio of 2.50 to 1.00.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2015, and 2014, the Company had borrowings of $100.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $319.6 million and $285.9 million for the years ended December 31, 2015 and 2014, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.4 million, based on the current level of availability based on the covenant calculations the Company’s remaining borrowing capacity was approximately $415 million as of December 31, 2015. As of December 31, 2015, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2015 and 2014, no foreign loans were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(13)DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred Revenue - Current	$26,184	$29,887
Deferred Revenue - Long-term	17,823	18,771
Total Deferred Revenue	$44,007	$48,658

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred Costs - Current	$16,905	$16,845
Deferred Costs - Long-term	11,472	12,214
Total Deferred Costs	$28,377	$29,059

(14)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2015, outstanding letters of credit under the Credit Agreement totaled $3.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2015, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $4.3 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.

Legal Proceedings

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. The Company accrues for exposures associated with such legal actions to the extent that losses are deemed both probable and reasonably estimable. To the extent specific reserves have not been made for certain legal proceedings, their ultimate outcome, and consequently, an estimate of possible loss, if any, cannot reasonably be determined at this time.

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(15)LEASES

The Company has various operating leases primarily for delivery centers, equipment, and office space, which generally contain renewal options. Rent expense under operating leases was approximately $37.7 million, $33.2 million and $33.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. Future minimum sub-lease rental receipts are shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

	Operating	Sub-Lease
	Leases	Income
2016	$36,571	$(2,234)
2017	30,796	(2,234)
2018	21,585	(2,470)
2019	13,824	(2,470)
2020	9,767	(2,470)
Thereafter	29,976	(206)
Total	$142,519	$(12,084)

The Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2015 and 2014 was $11.8 million and $9.0 million, respectively.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) for several of its delivery center leases. Capitalized costs related to ARO’s are included in Other long-term assets in the accompanying Consolidated Balance Sheets while the ARO liability is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Following is a summary of the amounts recorded (in thousands):

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2014	Modifications	Accretion	Settlements	2015

ARO liability total	$1,941	$(136)	$49	$(213)	$1,641

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2013	Modifications	Accretion	Settlements	2014

ARO liability total	$1,888	$39	$14	$—	$1,941

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

(16)MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

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

A rollforward of the mandatorily redeemable noncontrolling interest is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Mandatorily redeemable noncontrolling interest, January 1	$2,814	$2,509
Net income attributable to mandatorily redeemable noncontrolling interest	837	613
Working capital distributed to mandatorily redeemable noncontrolling interest	(633)	(1,244)
Change in redemption value	1,113	936
Mandatorily redeemable noncontrolling interest, December 31	$4,131	$2,814

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income (loss) before reclassifications	(26,254)	(13,721)	29	(39,946)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,190)	569	(3,621)
Net current period other comprehensive income (loss)	(26,254)	(17,911)	598	(43,567)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive income (loss) before reclassifications	(22,771)	(12,121)	44	(34,848)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,128	1,032	3,160
Net current period other comprehensive income (loss)	(22,771)	(9,993)	1,076	(31,688)

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(37,844)	(16,349)	(3,614)	(57,807)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,809	907	8,716
Net current period other comprehensive income (loss)	(37,844)	(8,540)	(2,707)	(49,091)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification of the amount reclassified from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2015	2014	2013	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(12,410)	$(2,429)	$7,973	Revenue
Loss on interest rate swaps	(1,053)	(1,060)	(1,047)	Interest expense
Tax effect	5,654	1,361	(2,736)	Provision for income taxes
	$(7,809)	$(2,128)	$4,190	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(1,008)	$(1,098)	$(605)	Cost of services
Tax effect	101	66	36	Provision for income taxes
	$(907)	$(1,032)	$(569)	Net income (loss)

(18)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Shares used in basic earnings per share calculation	48,370	49,297	51,338
Effect of dilutive securities:
Stock options	275	413	417
Restricted stock units	338	392	489
Performance-based restricted stock units	28	—	—
Total effects of dilutive securities	641	805	906
Shares used in dilutive earnings per share calculation	49,011	50,102	52,244

For the years ended December 31, 2015,  2014 and 2013, 0.1 million, 0.1 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2015,  2014 and 2013, restricted stock units of 0.4 million, 0.2 million, and 0.2 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2015,  2014 and 2013, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share. For the years ended December 31, 2015,  2014 and 2013, restricted stock units that vest based on the Company achieving specified operating income performance targets of 0.1 million, 0.1 million and 0.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has one 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $5.2 million, $4.8 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. As of December 31, 2015, a total of 4.0 million shares were authorized and 1.0 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $11.3 million, $11.3 million and $13.3 million, respectively. For 2015, 2014 and 2013, of the total compensation expense, $2.9 million, $2.3 million and $2.2 million was recognized in Cost of services and $8.4 million, $9.0 million and $11.1 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2015, 2014, and 2013, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $6.7 million, $6.3 million and $5.8 million, respectively.

Restricted Stock Units

2013, 2014 and 2015 RSU Awards: The Company granted RSUs in 2013, 2014 and 2015 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2013, 2014 and 2015 to members of the Board of Directors that vest over one year.

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

During 2015, the Company granted performance-based RSUs to an executive the amount of which is determinable based on a reporting segment of the Company achieving incremental operating income for each year from 2015-2017. During 2015, based on operating income performance for a reporting segment of the Company approximately $0.4 million of RSUs were earned. These RSUs are anticipated to be granted in March 2016 and will vest 12 months from the grant date.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Summary of RSUs:  Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled. The Company calculates the fair value for RSUs based on the closing price of the Company’s stock on the date of grant and records compensation expense over the vesting period using a straight-line method. The Company factors an estimated forfeiture rate in calculating compensation expense on RSUs and adjusts for actual forfeitures upon the vesting of each tranche of RSUs. The Company also factors in the present value of the estimated dividend payments that will have accrued as these RSU’s are vesting.

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2015, 2014, and 2013 was $26.52,  $26.92, and $21.66, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2015, 2014, and 2013 was $13.0 million, $12.4 million, and $12.3 million, respectively.

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2014	1,823,078	$23.02
Granted	768,590	$26.52
Vested	(531,789)	$22.71
Cancellations/expirations	(504,413)	$21.79
Unvested as of December 31, 2015	1,555,466	$25.25

All RSU’s vested during the year ended December 31, 2015 were issued out of treasury stock. As of December 31, 2015, there was approximately $28.6 million of total unrecognized compensation expense and approximately $43.4 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

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

	Year Ended December 31,
	2011
Risk-free interest rate			2.1%
Expected life in years	1.3	-	2.7
Expected volatility			54.4%
Dividend yield			—%
Weighted-average volatility			54.4%

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2015 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2014	1,151,999	$13.67
Exercises	(894,168)	$11.59		$13,894
Post-vest cancellations/expirations	(16,667)	$17.31
Outstanding as of December 31, 2015	241,164	$21.11	3.94	$1,641

Vested and exercisable as of December 31, 2015	107,831	$25.80	1.54	$228

During the third quarter of 2015, Mr. Kenneth D. Tuchman, the Chairman and Chief Executive Officer of TeleTech, exercised the option he received from the Company in 2005 to purchase 800,000 shares of TeleTech stock at the strike price of $11.35 per share. To effectuate a “cashless exercise” of the option, on August 24, 2015, Mr. Tuchman entered into a Stock Purchase Agreement with TeleTech, under the terms of which he exercised the option at the end of business on August 31, 2015 and, upon issuance of the option shares, sold to TeleTech, in a simultaneous transaction, a number of shares necessary to pay the option exercise price plus any tax withholding obligations. The option shares were valued at the market price of the close of business on that date. Mr. Tuchman’s option, granted under TeleTech’s 1999 Stock Option and Incentive Plan, was fully vested and set to expire in November, 2015, The Stock Purchase Agreement was approved by the independent members of TeleTech’s Board of Directors who deemed it to be in the best interest of the Company and all its shareholders.

There were no stock options granted during 2015, 2014 or 2013. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $13.9 million, $0.8 million and $1.0 million, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was zero, respectively.

As of December 31, 2015, there was approximately $300 thousand of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average derived service period of 2.6 years using the straight-line method.

Cash received from option exercises under the Plans for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $0.4 million and $0.9 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $0.3 million and $0.4 million, respectively. Shares issued for options exercised during the year ended December 31, 2015 were issued out of treasury stock.

(20)STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2015, the cumulative authorized repurchase allowance was $662.3 million. During the year ended December 31, 2015, the Company purchased 686 thousand shares for $17.2 million. Since inception of the program, the Company has purchased 42.8 million shares for $642.8 million. As of December 31, 2015, the remaining allowance under the program was approximately $19.6 million. For the period from January 1, 2016 through March 7, 2016, the Company purchased 217,346 additional shares at a cost of $5.6 million. The stock repurchase program does not have an expiration date. On February 18, 2016, the Board of Directors authorized an increase in the share repurchase allowance of  $25 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During 2015,  2014 and 2013, the Company expensed $1.7 million, $1.0 million and $0.6 million, respectively, to Avion and Airmax for services provided to the Company. There was $120 thousand outstanding to Avion and Airmax as of December 31, 2015.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2015 and 2014, the Company paid $100 thousand and $20 thousand, respectively, to Convercent and is expecting to spend another $100 thousand during 2016.

During 2015, the Company entered into a vendor contract with Netlink to help the Company develop a key stroke monitoring solution. Shrikant Mehta, one of the Board of Directors, has an ownership interest in Netlink. During 2015, the Company paid $98 thousand to Netlink for these services.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TeleTech holds a 17.2% equity investment in. During the second quarter of 2015, the Company purchased $0.4 million of software from CaféX. See Note 2 for further information regarding this investment.

(22)OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2015	2014
Worker’s compensation	$2,320	$2,007
Employee health and dental insurance	4,429	4,769
Other insurance	1,202	1,068
Total self-insurance liabilities	$7,951	$7,844

(23)DECONSOLIDATION OF A SUBSIDIARY

During the second quarter of 2013, the Company concluded that it no longer had controlling influence over Peppers & Rogers Gulf WLL (“PRG Kuwait”), a once consolidated subsidiary in the CSS segment, because the Company was no longer confident that it could exercise its beneficial ownership rights. Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities resulting in a loss of $3.7 million which was recorded in Loss on deconsolidation of subsidiary in the Consolidated Statements of Comprehensive Income (Loss). The $3.7 million loss included $1.3 million of goodwill allocated to PRG Kuwait immediately prior to deconsolidation based on PRG Kuwait’s relative fair value of the CSS segment. Effective April 2014, the Company entered into a stock and membership interest purchase agreement with PRG Kuwait’s other shareholder to sell its 48% interest in PRG Kuwait for $175 thousand. That agreement has not yet closed.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(24)QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2015 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$325,521	$310,223	$309,195	$341,816
Cost of services	232,984	223,617	225,978	245,668
Selling, general and administrative	50,237	47,376	48,418	48,575
Depreciation and amortization	15,363	15,680	15,486	17,279
Restructuring charges, net	809	198	622	185
Impairment losses	—	—	3,066	5,034
Income from operations	26,128	23,352	15,625	25,075
Other income (expense)	(1,688)	(18)	(1,995)	(590)
Provision for income taxes	(4,405)	(7,841)	(1,192)	(6,566)
Non-controlling interest	(1,263)	(797)	(1,243)	(916)
Net income attributable to TeleTech stockholders	$18,772	$14,696	$11,195	$17,003

Weighted average shares outstanding
Basic	48,370	48,325	48,345	48,439
Diluted	49,158	49,064	48,936	48,853

Net income per share attributable to TeleTech stockholders
Basic	$0.39	$0.30	$0.23	$0.35
Diluted	$0.38	$0.30	$0.23	$0.35

Included in the fourth quarter is an additional $2.9 million expense related to the correction of an error in goodwill impairment annual assessment that should have been recorded in the fourth quarter of 2014 and the third quarter of 2015. See Note 1 for further information.

Included in Other income (expense) in the second, the third and the fourth quarters are a $0.5 million benefit, a $0.8 million expense and a $0.3 million benefit related to fair value adjustments to the contingent consideration related to revised estimates of the performance against the targets for two of the Company’s acquisitions.

Included in the Provision for Income Taxes is a $0.3 million benefit in the first quarter, a $0.1 million benefit in the second quarter, a $0.2 million benefit in the third quarter and a $0.1 million benefit in the fourth quarter related to restructuring charges. Also included are a $0.3 million of benefit in the first quarter, $0.2 million of expense in the second quarter and $1.2 million of expense in the fourth quarter related to changes in valuation allowances. Additionally, in the second quarter there was $1.5 million of expense related to the recording of an uncertain tax position. Finally, there was  a $0.5 million benefit in the first quarter related to tax rate changes, a $1.3 million benefit in the third quarter and a $1.3 million benefit in the fourth quarter related to impairments and $1.3 million of expense in the fourth quarter related to various state NOL’s.

Included in the second quarter is a $1.75 million additional estimated tax liability that should have been recorded in prior periods related to ongoing discussions with relevant government authorities related to site compliance with tax advantaged status. See Note 1 for further information.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2014 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$302,221	$295,490	$305,900	$338,170
Cost of services	213,787	212,315	220,244	240,146
Selling, general and administrative	50,367	47,802	49,847	50,537
Depreciation and amortization	13,170	14,089	13,893	15,386
Restructuring charges, net	540	617	593	1,600
Impairment losses	—	—	—	373
Income from operations	24,357	20,667	21,323	30,128
Other income (expense)	(178)	2,880	(856)	2,138
(Provision for) benefit from income taxes	(2,876)	(5,417)	(5,778)	(8,971)
Non-controlling interest	(1,085)	(1,268)	(1,442)	(1,329)
Net income attributable to TeleTech stockholders	$20,218	$16,862	$13,247	$21,966

Weighted average shares outstanding
Basic	50,045	49,351	49,093	48,714
Diluted	50,973	50,111	49,940	49,514

Net income per share attributable to TeleTech stockholders
Basic	$0.40	$0.34	$0.27	$0.45
Diluted	$0.40	$0.34	$0.27	$0.44

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

10.29**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (other employees) effective July 1, 2014 (incorporated by reference as Exhibit 10.29 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.30**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014 (incorporated by reference as Exhibit 10.30 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.31**	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32*	Independent Director Compensation Arrangements (effective January 1, 2016)

10.33**	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

Exhibit No.	Description
10.40**

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.41**

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50**

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52**

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54**

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007  (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)

10.60**

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)

10.62**

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.63**

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.80**

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.80**

Employment Agreement between Robert N. Jimenez and TeleTech Services Corporation effective as of April 20, 2015 (incorporated by reference as Exhibit 10.81 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.90**

First Amendment to Amended and Restated Credit Agreement and First Amendment to  Amended and Restated Security Agreement (collectively, “New Credit Agreement”) for the senior secured revolving credit facility (the “New Credit Facility”) with a syndicate of lenders (collectively, “Lenders”) led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.  The New Credit Agreement amends the Company’s prior Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 3, 2013 (the “Prior Credit Facility”). (Incorporated by reference to Exhibit 10.90 to TeleTech’s Form 8-K filed on February 16, 2016)

-
21.1*	List of subsidiaries

Exhibit No.	Description
23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*Filed or furnished herewith.

**Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.