Form 10-Q
period 2016-03-31
TELETECH HOLDINGS INC
filed 2016-05-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 48,117,478 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$75,422	$60,304
Accounts receivable, net	286,165	283,474
Prepaids and other current assets	71,008	64,180
Income tax receivable	8,730	7,114
Total current assets	441,325	415,072

Long-term assets
Property, plant and equipment, net	169,551	168,289
Goodwill	114,506	114,183
Deferred tax assets, net	45,312	52,082
Other intangible assets, net	49,950	51,215
Other long-term assets	45,249	42,486
Total long-term assets	424,568	428,255
Total assets	$865,893	$843,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,247	$43,323
Accrued employee compensation and benefits	69,034	71,634
Other accrued expenses	37,246	33,160
Income tax payable	4,096	9,125
Deferred revenue	25,799	26,184
Other current liabilities	20,575	23,480
Total current liabilities	195,997	206,906

Long-term liabilities
Line of credit	133,000	100,000
Deferred tax liabilities, net	3,179	3,333
Deferred rent	12,083	11,791
Other long-term liabilities	66,012	76,349
Total long-term liabilities	214,274	191,473
Total liabilities	410,271	398,379

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	4,105	4,131

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,231,632 and 48,481,323 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	483	485
Additional paid-in capital	347,637	347,251
Treasury stock at cost: 33,820,621 and 33,570,930 shares as of March 31, 2016 and December 31, 2015, respectively	(541,187)	(533,744)
Accumulated other comprehensive income (loss)	(85,815)	(101,365)
Retained earnings	723,317	720,989
Noncontrolling interest	7,082	7,201
Total stockholders’ equity	451,517	440,817
Total liabilities and stockholders’ equity	$865,893	$843,327

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$312,410	$325,521

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	231,340	232,984
Selling, general and administrative	45,500	50,237
Depreciation and amortization	17,729	15,363
Restructuring charges, net	88	809
Total operating expenses	294,657	299,393

Income from operations	17,753	26,128

Other income (expense)
Interest income	166	317
Interest expense	(1,964)	(1,698)
Other income (expense), net	478	(307)
Total other income (expense)	(1,320)	(1,688)

Income before income taxes	16,433	24,440

Provision for income taxes	(4,528)	(4,405)

Net income	11,905	20,035

Net income attributable to noncontrolling interest	(680)	(1,263)

Net income attributable to TeleTech stockholders	$11,225	$18,772

Other comprehensive income (loss)
Net income	$11,905	$20,035
Foreign currency translation adjustments	9,956	(11,283)
Derivative valuation, gross	9,579	(1,645)
Derivative valuation, tax effect	(4,100)	1,493
Other, net of tax	175	(2,595)
Total other comprehensive income (loss)	15,610	(14,030)
Total comprehensive income (loss)	27,515	6,005

Less: Comprehensive income attributable to noncontrolling interest	(740)	(806)

Comprehensive income (loss) attributable to TeleTech stockholders	$26,775	$5,199

Weighted average shares outstanding
Basic	48,368	48,370
Diluted	48,746	49,158

Net income per share attributable to TeleTech stockholders
Basic	$0.23	$0.39
Diluted	$0.23	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817
Net income	—	—	—	—	—	—	—	11,225	680	11,905
Dividends to shareholders ($0.185 per common share)	—	—	—	—	—	—	—	(8,923)	—	(8,923)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(900)	(900)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustments	—	—	—	—	—	—	9,896	—	60	9,956
Derivatives valuation, net of tax	—	—	—	—	—	—	5,479	—	—	5,479
Vesting of restricted stock units	—	—	82	1	1,276	(2,525)	—	—	—	(1,248)
Exercise of stock options	—	—	1	—	8	(2)	—	—	—	6
Excess tax benefit from equity-based awards, net	—	—	—	—	—	154	—	—	—	154
Equity-based compensation expense	—	—	—	—	—	2,759	—	—	31	2,790
Purchases of common stock	—	—	(332)	(3)	(8,727)	—	—	—	—	(8,730)
Other, net of tax	—	—	—	—	—	—	175	—	10	185
Balance as of March 31, 2016	—	$—	48,232	$483	$(541,187)	$347,637	$(85,815)	$723,317	$7,082	$451,517

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$11,905	$20,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,729	15,363
Amortization of contract acquisition costs	169	281
Amortization of debt issuance costs	235	178
Imputed interest expense and fair value adjustments to contingent consideration	145	209
Provision for doubtful accounts	218	53
(Gain) loss on disposal of assets	(10)	(35)
Deferred income taxes	5,083	(1,479)
Excess tax benefit from equity-based awards	(196)	(409)
Equity-based compensation expense	2,759	2,690
(Gain) loss on foreign currency derivatives	(4,052)	87
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	329	(24,821)
Prepaids and other assets	(9,525)	1,849
Accounts payable and accrued expenses	(11,506)	(7,583)
Deferred revenue and other liabilities	(1,745)	(2,598)
Net cash provided by operating activities	11,538	3,820

Cash flows from investing activities
Proceeds from sale of long-lived assets	1	—
Purchases of property, plant and equipment, net of acquisitions	(14,949)	(13,038)
Investments in non-marketable equity investments	—	(9,000)
Acquisitions, net of cash acquired of zero and zero, respectively	(200)	(102)
Net cash used in investing activities	(15,148)	(22,140)

Cash flows from financing activities
Proceeds from line of credit	581,500	573,800
Payments on line of credit	(548,500)	(547,800)
Payments on other debt	(550)	(778)
Payments of contingent consideration and hold back payments to acquisitions	(7,628)	(1,000)
Dividends paid to shareholders	—	(8,710)
Payments to noncontrolling interest	(900)	(990)
Proceeds from exercise of stock options	6	234
Excess tax benefit from equity-based awards	196	409
Payments of debt issuance costs	(1,883)	—
Purchase of treasury stock	(8,730)	(5,915)
Net cash provided by financing activities	13,511	9,250

Effect of exchange rate changes on cash and cash equivalents	5,217	(2,532)

Increase (decrease) in cash and cash equivalents	15,118	(11,602)
Cash and cash equivalents, beginning of period	60,304	77,316
Cash and cash equivalents, end of period	$75,422	$65,714

Supplemental disclosures
Cash paid for interest	$1,627	$1,340
Cash paid for income taxes	$7,659	$2,803
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$1,002	$—
Acquisition of equipment through increase in accounts payable, net	$(1,257)	$1,704
Contract acquisition costs credited to accounts receivable	$200	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. TeleTech’s 43,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in iKnowtion, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

During the three months ended March 31, 2016, the Company recorded an additional tax expense of $1.1 million that should have been recorded in prior periods related to operations by an entity outside its country of incorporation. The total amount of $1.1 million should have been recorded as additional expense in the amount of $180 thousand in 2011, $123 thousand in 2012, $137 thousand in 2013, $358 thousand in 2014 and $301 thousand in 2015.

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

During the three months ended June 30, 2015, the Company recorded an additional $3.2 million loss related to foreign currency translation within Other comprehensive income (loss) that should have been recorded in 2014 and the three months ended March 31, 2015 to correct for an error in translating the financial results of Sofica Group AD, which the Company acquired on February 28, 2014. Of the $3.2 million recorded, approximately $1.7 million and $1.5 million should have been recorded in the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. The Company also recorded an additional $2.7 million loss to “Other, net of tax” within Other comprehensive income (loss) in the three months ended March 31, 2015 related to the annual actuarial analysis for the Company’s Philippines pension liability that should have been recorded in the fourth quarter of 2014.

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

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 for revised revenue recognition by one year which means it will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires all costs incurred in connection with the issuance of debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This ASU is effective for interim and annual periods beginning on or after December 15, 2015 and early adoption is permitted. Beginning in 2016, the Company has applied the new guidance as applicable and the adoption of this standard did not have a material impact on its financial position, results of operations or related disclosures.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which amends the existing accounting standards related to stock-based compensation. The ASU simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated statements and related disclosures.

(2)ACQUISITIONS

rogenSi

In the third quarter of 2014, as an addition to the Customer Strategy Services (“CSS”) segment, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global leadership, change management, sales, performance training and consulting company.

The total purchase price was $34.4 million, subject to certain working capital adjustments, and consists of $18.1 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which was paid in the first quarter of 2016. The total contingent consideration possible per the sale and purchase agreement ranges from zero to $17.6 million and the earn-out payments are payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively.

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the third quarter of 2015 and the fourth quarter of 2015, the Company recorded fair value adjustments of the contingent consideration of $0.5 million, $0.8 million and $(0.3) million, respectively, based on revised estimates noting higher or lower probability of exceeding the EBITDA targets (see Note 7). As of March 31, 2016, the fair value of the remaining contingent consideration was $4.2 million, of which $4.2 million was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The purchase price of $14.2 million included $9.4 million in cash consideration (including working capital adjustments) and an estimated $3.8 million in earn-out payments, payable in 2015 and 2016, contingent on Sofica achieving specified EBITDA targets, as defined by the stock purchase agreement. The total contingent consideration possible per the stock purchase agreement ranges from zero to $7.5 million. Additionally, the purchase price included a $1.0 million hold-back payment for contingencies as defined in the stock purchase agreement which was paid in the first quarter of 2016.

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of March 31, 2016, the fair value of the remaining contingent consideration was $3.1 million which was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$228,019	$(98)	$227,921	$12,254	$15,595
Customer Growth Services	33,519	—	33,519	1,743	495
Customer Technology Services	35,370	(102)	35,268	2,875	2,780
Customer Strategy Services	15,702	—	15,702	857	(1,117)
Total	$312,610	$(200)	$312,410	$17,729	$17,753

Three Months Ended March 31, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$243,009	$—	$243,009	$10,797	$21,702
Customer Growth Services	25,956	—	25,956	1,485	26
Customer Technology Services	35,721	(7)	35,714	2,164	2,009
Customer Strategy Services	20,842	—	20,842	917	2,391
Total	$325,528	$(7)	$325,521	$15,363	$26,128

	Three Months Ended
	March 31,
	2016	2015
Capital Expenditures
Customer Management Services	$11,978	$9,447
Customer Growth Services	1,187	1,305
Customer Technology Services	1,733	2,282
Customer Strategy Services	51	4
Total	$14,949	$13,038

	March 31, 2016	December 31, 2015
Total Assets
Customer Management Services	$546,610	$512,100
Customer Growth Services	72,460	75,291
Customer Technology Services	154,770	159,850
Customer Strategy Services	92,053	96,086
Total	$865,893	$843,327

	March 31, 2016	December 31, 2015
Goodwill
Customer Management Services	$22,218	$22,009
Customer Growth Services	24,439	24,439
Customer Technology Services	42,709	42,709
Customer Strategy Services	25,140	25,026
Total	$114,506	$114,183

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
United States	$174,577	$171,653
Philippines	84,296	84,987
Latin America	30,158	40,554
Europe / Middle East / Africa	16,492	19,313
Asia Pacific	5,650	7,674
Canada	1,237	1,340
Total	$312,410	$325,521

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2016. The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2015. This client operates in the communications industry and is included in the CMS segment. This client contributed 9.6% and 10.9% of total revenue for the three months ended March 31, 2016 and 2015, respectively. This client had an outstanding receivable balance of $28.8 million and $37.6 million as of March 31, 2016 and 2015, respectively.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients, maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of March 31, 2016.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2015	Adjustments	Impairments	Currency	2016

Customer Management Services	$22,009	$—	$—	$209	$22,218
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	25,026	—	—	114	25,140
Total	$114,183	$—	$—	$323	$114,506

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2016, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2016, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands and net of tax):

	Three Months Ended March 31,
	2016	2015

Aggregate unrealized net gain/(loss) at beginning of period	$(26,885)	$(18,345)
Add: Net gain/(loss) from change in fair value of cash flow hedges	9,032	(1,291)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(3,553)	1,139
Aggregate unrealized net gain/(loss) at end of period	$(21,406)	$(18,497)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2016 and December 31, 2015 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2016	Amount	Amount		12 months	Through
Philippine Peso	13,896,000	307,577	(1)	44.0%	October 2019
Mexican Peso	2,448,000	159,661		29.9%	October 2020
		$467,238

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2016 and December 31, 2015.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s interest rate swap arrangements as of March 31, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2016 and December 31, 2015 the total notional amounts of the Company’s forward contracts used as fair value hedges were $222.0 million and $241.0 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$224	$—	$6,554
Other long-term assets	460	—	—
Other current liabilities	(17,063)	(433)	(61)
Other long-term liabilities	(19,939)	(43)	—
Total fair value of derivatives, net	$(36,318)	$(476)	$6,493

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,420)	$(133)	$1,220	$(71)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(5,897)	$—	$(1,708)	$—
Interest expense	—	(229)	—	(257)

	Three Months Ended March 31,
	2016		2015
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$3,992	$—	$80

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following presents information as of March 31, 2016 and December 31, 2015 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2016, the investment, which consists of the Company’s first quarter 2015 $9.0 million investment in Café X Communication, Inc., continues to be recorded at $9.0 million.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2016 and December 31, 2015, the Company had $133.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2016 outstanding borrowings accrued interest at an average rate of 1.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2016, credit risk did not materially change the fair value of the Company’s derivative contracts.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(36,318)	$—	$(36,318)
Interest rate swaps	—	(476)	—	(476)
Fair value hedges	—	6,493	—	6,493
Total net derivative asset (liability)	$—	$(30,301)	$—	$(30,301)

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(45,722)	$—	$(45,722)
Interest rate swaps	—	(651)	—	(651)
Fair value hedges	—	2,373	—	2,373
Total net derivative asset (liability)	$—	$(44,000)	$—	$(44,000)

The following is a summary of the Company’s fair value measurements as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,221)	$—
Derivative instruments, net	—	(30,301)	—
Contingent consideration	—	—	(7,802)
Total liabilities	$—	$(40,522)	$(7,802)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $8.0 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment based on revised estimates reflecting Sofica earnings would be lower than revised estimates for 2015. Accordingly a $0.5 million decrease in the payable was recorded as of September 30, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the third and fourth quarters of 2015, the Company recorded fair value adjustments of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting rogenSi earnings would be higher and then lower than anticipated for 2015. Accordingly a $0.5 million increase and a $0.3 million decrease to the payable was recorded as of September 30, 2015 and December 31, 2015, respectively, and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2015	Acquisitions	Payments	Adjustments	2016

iKnowtion	$500	$—	$—	$—	$500
Sofica	3,153	—	—	(7)	3,146
rogenSi	9,797	—	(5,793)	152	4,156
Total	$13,450	$—	$(5,793)	$145	$7,802

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

In accordance with ASC 740, the Company recorded a liability during the second quarter of 2015 of $1.75 million and during the first quarter of 2016 of $1.1 million, inclusive of penalties and interest, for uncertain tax positions. See Note 1 for further information on these items.

As of March 31, 2016, the Company had $45.3 million of gross deferred tax assets (after a $9.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $42.1 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2016 and 2015 was 27.6% and 18.0%, respectively.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the periods ended March 31, 2016 and 2015 was approximately $2.5 million and $3.7 million, respectively, which had a favorable impact on diluted net income per share of $0.05 and $0.08, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2016 and 2015, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in one of the segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Reduction in force
Customer Management Services	$88	$776
Customer Growth Services	—	—
Customer Technology Services	—	—
Customer Strategy Services	—	33
Total	$88	$809

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction in Force	Total

Balance as of December 31, 2015	$806	$806
Expense	88	88
Payments	(186)	(186)
Change due to foreign currency	(55)	(55)
Change in estimates	—	—
Balance as of March 31, 2016	$653	$653

The remaining restructuring accruals are expected to be paid or extinguished during 2016 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2016 and 2015, the Company recognized no losses related to leasehold improvement assets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On February 11, 2016, the Company entered into a First Amendment to our June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association. The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with an initial maximum aggregate commitment of $900.0 million, and an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. At the Company’s discretion, direct borrowing options under the Credit Agreement include Eurodollar loans, overnight base rate loans, and alternate currency loans. The Credit Agreement also provides for a foreign subsidiary borrowing capacity sub-limit for loans or letters of credit of up to 50% of the total commitment amount, in both U.S. dollars and certain foreign currencies.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2016 and December 31, 2015, the Company had borrowings of $133.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $313.5 million and $297.0 million for the three months ended March 31, 2016 and 2015, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.4 million, and current level of availability based on covenant calculations, the Company’s remaining borrowing capacity was approximately $460 million as of March 31, 2016. As of March 31, 2016, the Company was in compliance with all covenants and conditions under its Credit Agreement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Letters of Credit

As of March 31, 2016, outstanding letters of credit under the Credit Agreement totaled $3.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2016, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $5.0 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2016	2015
Noncontrolling interest, January 1	$7,201	$7,983
Net income attributable to noncontrolling interest	680	1,090
Dividends distributed to noncontrolling interest	(900)	(990)
Foreign currency translation adjustments	60	(284)
Other	10	—
Equity-based compensation expense	31	20
Noncontrolling interest, March 31	$7,082	$7,819

(12)MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

The Company holds an 80% interest in iKnowtion. In the event iKnowtion met certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represented a contingent redemption feature which the Company determined was probable of being achieved.

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

Based on final EBITDA for 2015, the remaining 20% was purchased in April 2016 for the value shown in the table below in accordance with the agreement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Three Months Ended March 31,
	2016	2015
Mandatorily redeemable noncontrolling interest, January 1	$4,131	$2,814
Net income attributable to mandatorily redeemable noncontrolling interest	—	173
Working capital distributed to mandatorily redeemable noncontrolling interest	—	—
Change in redemption value	(26)	424
Mandatorily redeemable noncontrolling interest, March 31	$4,105	$3,411

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(10,999)	(1,291)	(2,841)	(15,131)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,139	246	1,385
Net current period other comprehensive income (loss)	(10,999)	(152)	(2,595)	(13,746)

Accumulated other comprehensive income (loss) at March 31, 2015	$(44,351)	$(18,497)	$(3,172)	$(66,020)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	9,896	9,032	377	19,305
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,553)	(202)	(3,755)
Net current period other comprehensive income (loss)	9,896	5,479	175	15,550

Accumulated other comprehensive income (loss) at March 31, 2016	$(61,300)	$(21,406)	$(3,109)	$(85,815)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended March 31,		Comprehensive Income
	2016	2015	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(5,897)	$(1,708)	Revenue
Loss on interest rate swaps	(229)	(257)	Interest expense
Tax effect	2,573	826	Provision for income taxes
	$(3,553)	$(1,139)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(224)	$(274)	Cost of services
Tax effect	22	28	Provision for income taxes
	$(202)	$(246)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015

Shares used in basic earnings per share calculation	48,368	48,370
Effect of dilutive securities:
Stock options	18	384
Restricted stock units	347	401
Performance-based restricted stock units	13	3
Total effects of dilutive securities	378	788
Shares used in dilutive earnings per share calculation	48,746	49,158

For the three months ended March 31, 2016 and 2015, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended March 31, 2016 and 2015, restricted stock units (“RSUs”) of 0.2 million and 0.5 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2016 and 2015, the Company recognized total compensation expense of $2.8 million and $2.7 million, respectively. Of the total compensation expense, $0.7 million and $0.6 million was recognized in Cost of services and $2.1 million and $2.1 million was recognized in Selling, general and administrative during the three months ended March 31, 2016 and 2015, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Unit Grants

During the three months ended March 31, 2016 and 2015, the Company granted 18,806 and 80,000 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $24.4 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but are not limited to factors discussed in the “Risk Factors” section of our 2015 Annual Report on Form 10-K.  The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or  more of these clients or a large portion of one client’s business could have adversely effect on our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk  can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. Our solutions are supported by 43,000 employees delivering services in 24 countries from 73 delivery centers on six continents. Our revenue for the quarter ended March 31, 2016 was $312 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $312.4 million in revenue we reported in the current period, approximately 27% or $84.5 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from our CMS contact center business.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of March 31, 2016, our cumulative authorized repurchase allowance was $687.3 million, of which we repurchased 43.1 million shares for $651.5 million. For the period from March 31, 2016 through May 2, 2016, we repurchased 165,000 thousand additional shares. The stock repurchase program does not have an expiration date.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. An additional dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. Effective February 18, 2016, the Board of Directors authorized an increase in the semi-annual dividend to $0.185 per common share, which was paid on April 15, 2016 to shareholders of record as of March 31, 2016.

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

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

We are currently providing services to clients in the following verticals for each segment:

CMS	CGS	CTS	CSS

Automotive	Automotive	Automotive	Automotive
Communication	Communication	Communication	Communication
Financial Services	Financial Services	Financial Services	Financial Services
Government	Healthcare	Government	Government
Healthcare	Media and Entertainment	Healthcare	Healthcare
Media and Entertainment	Technology	Media and Entertainment	Media and Entertainment
Retail	Travel and Transportation	Retail	Retail
Technology		Technology	Technology
Travel and Transportation

In the first quarter of 2016, our revenue decreased 4.0% to $312.4 million over the same period in 2015 including a decrease of 3.1% or $10.0 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. This decrease in revenue is comprised of growth of 29% in the CGS segment offset by a decrease in the CMS segment primarily due to foreign currency fluctuations and lower volumes in the CSS segment due primarily to decreases in our Middle East consulting business in connection with macro-economic trends and the overall timing of client projects. Revenue, adjusted for the $10.0 million decrease related to foreign exchange, decreased by $3.1 million, or (1.0)%, over the prior year.

Our first quarter 2016 income from operations decreased 32% to $17.8 million or 5.7% of revenue, from $26.1 million or 8.0% of revenue in the first quarter of 2015. This decrease is primarily due to lower capacity utilization of our CMS sites and the impact of lower CSS revenue against a fixed cost base. Income from operations in the first quarter of 2016 and 2015 included $0.1 million and $0.8 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 22,650 workstations and representing 63% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $107 million and represented 41% of our revenue for the first quarter of 2016, as compared to $113 million and 42% of our revenue for 2015.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2016, we had $75.4 million of cash and cash equivalents, total debt of $141.7 million, and a total debt to total capitalization ratio of 23.9%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2016, the overall capacity utilization in our centers was 73%. The table below presents workstation data for all of our centers as of March 31, 2016 and 2015. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2016			March 31, 2015
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	31,489	22,484	71%	30,896	25,660	83%
Sites open <1 year	4,315	3,530	82%	1,373	1,187	86%
Total multi-client centers	35,804	26,014	73%	32,269	26,847	83%

The reduction in utilization in the first quarter of 2016 compared to the first quarter of 2015 is due to the fact that we have transitioned staff from existing sites in the Philippines to a dedicated Supersite for a large client and have not yet backfilled the utilization with new client work at the existing sites.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2016 and 2015 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue	$227,921	$243,009	$(15,088)	(6.2)%
Operating Income	15,595	21,702	(6,107)	(28.1)%
Operating Margin	6.8%	8.9%

The decrease in revenue for the Customer Management Services segment was attributable to a $0.7 million net decrease in client programs and program completions of $5.5 million. Revenue was further impacted by a $8.9 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 6.8% in the first quarter of 2016 as compared to 8.9% in the prior period. The operating margin decreased due to the transitioning of staff from existing sites in the Philippines to a dedicated Supersite for a large client and we have not yet backfilled the utilization with new client work at the existing sites. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.2 million for the quarters ended March 31, 2016 and 2015, respectively.

Customer Growth Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue	$33,519	$25,956	$7,563	29.1%
Operating Income	495	26	469	1,803.8%
Operating Margin	1.5%	0.1%

The increase in revenue for the Customer Growth Services segment was due to a $9.5 million increase in client programs offset by program completions of $1.1 million and a $0.8 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue was 1.5% in the first quarter of 2016 as compared to income of 0.1% in the prior period. This increase was primarily due to margin scalability due to higher utilization of fixed expenses across an increasing revenue base. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.7 million for the quarters ended March 31, 2016 and 2015, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue	$35,268	$35,714	$(446)	(1.2)%
Operating Income	2,780	2,009	771	38.4%
Operating Margin	7.9%	5.6%

The revenue for the Customer Technology Services segment was relatively flat with increases for the Cisco offerings offset by decreases for the Avaya offerings.

The operating income as a percentage of revenue increased to 7.9% in the first quarter of 2016 as compared to income of 5.6% in the prior period. The improvement in operating income margin is attributable to margin scalability due to higher utilization of fixed expenses across an increasing revenue base. Included in the operating income was amortization related to acquired intangibles of $1.2 million and $1.0 million for the quarters ended March 31, 2016 and 2015, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue	$15,702	$20,842	$(5,140)	(24.7)%
Operating Income	(1,117)	2,391	(3,508)	(146.7)%
Operating Margin	(7.1)%	11.5%

The decrease in revenue for the Customer Strategy Services segment was primarily related to declines across several of our geographies and practices including our EMEA, Leadership and Learning and Service Optimization practices and a $0.3 million reduction due to foreign exchange fluctuations.

The operating loss as a percentage of revenue was (7.1)% in the first quarter of 2016 as compared to income of 11.5% in the prior period. The operating income decrease was related to the impact of lower revenue on expense bases that were maintained in anticipation of higher future revenue. Included in the operating income was amortization expense of $0.8 million and $0.8 million for the quarters ended March 31, 2016 and 2015, respectively.

Interest Income (Expense)

For the three months ended March 31, 2016 interest income decreased to $0.2 million from $0.3 million in the same period in 2015. Interest expense increased to $2.0 million during 2016 from $1.7 million during 2015 primarily due to higher outstanding balances on the Credit Facility.

Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 27.6%. This compares to an effective tax rate of 18.0% for the comparable period of 2015. The effective tax rate for the three months ended March 31, 2016 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $1.1 million of expense related to uncertain tax positions, $0.1 million of expense related to valuation allowance for equity compensation, and $0.1 million of expense related to tax rate changes, the Company’s effective tax rate for the first quarter of 2016 would have been 22.3%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated February 11, 2016 (the “Credit Facility”). During the quarter ended March 31, 2016, we generated positive operating cash flows of $11.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2016 and 2015.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $75.4 million and $60.3 million as of March 31, 2016 and December 31, 2015, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2016 and 2015, net cash flows provided by operating activities was $11.5 million and $3.8 million, respectively. The increase was primarily due to a $25.2 million increase in cash collected from accounts receivable offset by an $11.4 million in cash paid for prepaid assets and a $3.9 million increase in payments made for operating expenses.

Cash Flows from Investing Activities

For the three months ended March 31, 2016 and 2015, we reported net cash flows used in investing activities of $15.1 million and $22.1 million, respectively. The decrease was due to a $1.9 million increase in capital expenditures offset by the $9.0 million investment made during the first three months of 2015.

Cash Flows from Financing Activities

For the three months ended March 31, 2016 and 2015, we reported net cash flows provided by financing activities of $13.5 million and $9.3 million, respectively. The change in net cash flows from 2015 to 2016 was primarily due to a $7.0 million increase in the Credit Facility, and an increase of $8.7 million due to timing of the dividend payments between 2016 and 2015, offset by a $2.8 million increase in purchases of our outstanding common stock, a $6.6 million increase in contingent consideration and hold back acquisition payments, and $1.9 million paid for debt reissuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the increase in cash flows provided by operating activities offset by an increase in capital expenditures. Free cash flow was $(3.4) million and $(9.2) million for the three months ended March 31, 2016 and 2015, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$11,538	$3,820
Less: Purchases of property, plant and equipment	14,949	13,038
Free cash flow	$(3,411)	$(9,218)

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2016 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$3,177	$5,839	$138,555	$—	$147,571
Equipment financing arrangements	1,266	1,367	52	—	2,685
Contingent consideration	3,646	4,337	—	—	7,983
Purchase obligations	6,279	10,733	2,082	—	19,094
Operating lease commitments	36,024	51,376	24,865	28,902	141,167
Other debt	1,587	2,411	1,177	—	5,175
Total	$51,979	$76,063	$166,731	$28,902	$323,675

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2016.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $5.0 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, dividends, and other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2016 to be approximately 4.5% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relates to the maintenance for existing assets. The anticipated level of 2016 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2016, one of our clients represented 9.6% of our total revenue. Our five largest clients accounted for 35.8% and 38.2% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. We have experienced long-term relationships with our top five clients, ranging from two to 19 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2016, we had $133.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2016, interest accrued at a rate of approximately 1.5% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangements as of March 31, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2016 and 2015, revenue associated with this foreign exchange risk was 32% and 30% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2016	Amount	Amount		12 months	Through
Philippine Peso	13,896,000	307,577	(1)	44.0%	October 2019
Mexican Peso	2,448,000	159,661		29.9%	October 2020
		$467,238

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2016 and December 31, 2015.

The fair value of our cash flow hedges at March 31, 2016 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2016	Next 12 Months
Philippine Peso	(12,000)	(9,576)
Mexican Peso	(24,318)	(7,263)
	$(36,318)	$(16,839)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from March 31, 2016 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $5.9 million and $1.7 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2016 and 2015, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2016 and 2015, approximately 20% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2016 or December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on that evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting.

At the year ended December 31, 2015, the Company identified material weaknesses in its internal control over financial reporting which continued to exist as of March 31, 2016. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015.

While these material weaknesses did not result in errors that were material to our annual or interim financial statements, they could result in misstatements of our consolidated financial statements and disclosures which would result in material misstatement of our consolidated financial statements and disclosures which would not be prevented or detected.

Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that our consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Remediation Plan for Material Weakness

Building on its efforts during 2015, our management, with the oversight of the Audit Committee of our board of directors, continued in the first quarter of 2016 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. The remediation efforts taken in 2016, outlined below, and previously taken in 2015, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2015, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Remediation Actions for Control Environment:

•

We hired additional personnel and established appropriate roles and responsibilities within our global finance and accounting organization to improve our knowledge and expertise over financial reporting. Since mid-year 2015, we have been actively upgrading key accounting leadership personnel in the United States, Philippines, and Mexico. Our focus is on upgrading personnel that have responsibilities for the knowledge of and technical expertise in US GAAP. In the last year we appointed a new Global Controller, VP accounting operations, two assistant controllers with responsibility for our reporting segments, and additional technical accounting staff. We are also in the process of augmenting our financial reporting function by hiring a senior executive, reporting to the Global Controller, with significant public company experience who will have accountability for all SEC reporting, US GAAP technical accounting issues, and Sarbanes-Oxley compliance.

•

In addition, we engaged an independent third party expert to assist us in our review of our control structure, including a comprehensive risk assessment with respect to our internal controls, and to provide constructive recommendations for optimization of our controls and control environment, including our implementation of a periodic monitoring process for the design and operating effectiveness of our control activities. We expect to assess and implement the expert recommendations and upgrade our control structure in 2016, but we can provide no assurance as to the timing of when the material weaknesses will be remediated as a result of these changes

•

We have implemented a comprehensive training for our accounting managers designed to provide our personnel with knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We plan to include a program of continuous education for our new staff and refresher courses for existing staff on a going forward basis.

Remediation Actions for Account Reconciliations

•	Beginning in the quarter ended September 30, 2015, we implemented enhanced control procedures over our reconciliation process.
•

Beginning in the quarter ended December 31, 2015, we implemented additional balance sheet and income statement analytic controls designed to further enhance our controls and detect any material misstatements.

Remediation Actions for Journal Entries

•	We will review our accounting system configuration and implement the necessary system controls to eliminate the ability for a user to create and post a journal entry.
•	We have integrated our acquired companies onto our accounting system which has system controls to prevent a user from posting and approving their own journal entries.

Remediation Actions for Revenue Processes

•	We are optimizing our revenue accounting organization structure to improve our control environment including the establishment of a revenue quality assurance organization.
•	We will implement enhanced control procedures and additional controls over our revenue process including, but not limited to, system controls and specific transaction controls.

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

We are designing and implementing the measures described above with the goal of remediation of the control deficiencies we have identified and strengthening our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2016:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
December 31, 2015				$19,591
January 1, 2016 - January 31, 2016	103,900	$25.93	103,900	$16,898
February 1, 2016 - February 29, 2016	113,446	$25.66	113,446	$38,986
March 1, 2016 - March 31, 2016	114,611	$27.27	114,611	$35,861
Total	331,957		331,957

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2016, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2016, the Board has authorized the repurchase of shares up to a total value of $687.3 million, of which we have purchased 43.1 million shares on the open market for $651.5 million. As of March 31, 2016 the remaining amount authorized for repurchases under the program was approximately $35.9 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.90

Credit Agreement and Security Agreement, amended and restated as of February 11, 2016, among TeleTech Holdings, Inc., certain subsidiaries of TeleTech Holdings, Inc. and Wells Fargo, national Association, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.90 to the Company’s Current Report on Form 8-K on February 16, 2016 and incorporated herein by reference)

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 9, 2016	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 9, 2016	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.90

Credit Agreement and Security Agreement, amended and restated as of February 11, 2016, among TeleTech Holdings, Inc., certain subsidiaries of TeleTech Holdings, Inc. and Wells Fargo, national Association, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.90 to the Company’s Current Report on Form 8-K on February 16, 2016 and incorporated herein by reference)

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited).