Form 10-Q
period 2016-06-30
TELETECH HOLDINGS INC
filed 2016-08-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, there were 47,243,253 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$55,330	$60,304
Accounts receivable, net	261,569	283,474
Prepaids and other current assets	68,262	64,180
Income tax receivable	12,379	7,114
Total current assets	397,540	415,072

Long-term assets
Property, plant and equipment, net	170,124	168,289
Goodwill	114,092	114,183
Deferred tax assets, net	48,021	52,082
Other intangible assets, net	46,845	51,215
Other long-term assets	45,526	42,486
Total long-term assets	424,608	428,255
Total assets	$822,148	$843,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,724	$43,323
Accrued employee compensation and benefits	60,877	71,634
Other accrued expenses	22,216	33,160
Income tax payable	6,074	9,125
Deferred revenue	22,367	26,184
Other current liabilities	24,740	23,480
Total current liabilities	177,998	206,906

Long-term liabilities
Line of credit	135,000	100,000
Deferred tax liabilities, net	3,496	3,333
Deferred rent	11,821	11,791
Other long-term liabilities	69,634	76,349
Total long-term liabilities	219,951	191,473
Total liabilities	397,949	398,379

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	—	4,131

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,319,652 and 48,481,323 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	474	485
Additional paid-in capital	347,704	347,251
Treasury stock at cost: 34,732,601 and 33,570,930 shares as of June 30, 2016 and December 31, 2015, respectively	(566,980)	(533,744)
Accumulated other comprehensive income (loss)	(98,542)	(101,365)
Retained earnings	734,441	720,989
Noncontrolling interest	7,102	7,201
Total stockholders’ equity	424,199	440,817
Total liabilities and stockholders’ equity	$822,148	$843,327

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$305,105	$310,223	$617,515	$635,744

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	226,768	223,617	458,108	456,601
Selling, general and administrative	44,774	47,376	90,274	97,613
Depreciation and amortization	17,221	15,680	34,950	31,043
Restructuring charges, net	114	198	202	1,007
Total operating expenses	288,877	286,871	583,534	586,264

Income from operations	16,228	23,352	33,981	49,480

Other income (expense)
Interest income	263	364	429	681
Interest expense	(1,753)	(1,676)	(3,717)	(3,374)
Other income (expense), net	756	1,294	1,234	987
Total other income (expense)	(734)	(18)	(2,054)	(1,706)

Income before income taxes	15,494	23,334	31,927	47,774

Provision for income taxes	(2,952)	(7,841)	(7,480)	(12,246)

Net income	12,542	15,493	24,447	35,528

Net income attributable to noncontrolling interest	(926)	(797)	(1,606)	(2,060)

Net income attributable to TeleTech stockholders	$11,616	$14,696	$22,841	$33,468

Other comprehensive income (loss)
Net income	$12,542	$15,493	$24,447	$35,528
Foreign currency translation adjustments	(9,484)	(6,062)	472	(17,345)
Derivative valuation, gross	(5,965)	(4,662)	3,614	(6,307)
Derivative valuation, tax effect	2,363	1,845	(1,737)	3,338
Other, net of tax	225	234	400	(2,361)
Total other comprehensive income (loss)	(12,861)	(8,645)	2,749	(22,675)
Total comprehensive income (loss)	(319)	6,848	27,196	12,853

Less: Comprehensive income attributable to noncontrolling interest	(792)	(731)	(1,532)	(1,537)

Comprehensive income (loss) attributable to TeleTech stockholders	$(1,111)	$6,117	$25,664	$11,316

Weighted average shares outstanding
Basic	47,873	48,325	48,120	48,347
Diluted	48,221	49,064	48,483	49,113

Net income per share attributable to TeleTech stockholders
Basic	$0.24	$0.30	$0.47	$0.69
Diluted	$0.24	$0.30	$0.47	$0.68

Dividends paid per share outstanding	$0.185	$—	$0.185	$0.180

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817
Net income	—	—	—	—	—	—	—	22,841	1,606	24,447
Dividends to shareholders ($0.185 per common share)	—	—	—	—	—	—	—	(8,923)	—	(8,923)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,710)	(1,710)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(466)	—	(466)
Foreign currency translation adjustments	—	—	—	—	—	—	546	—	(74)	472
Derivatives valuation, net of tax	—	—	—	—	—	—	1,877	—	—	1,877
Vesting of restricted stock units	—	—	154	2	2,404	(4,425)	—	—	—	(2,019)
Exercise of stock options	—	—	29	—	458	(82)	—	—	—	376
Excess tax benefit from equity-based awards, net	—	—	—	—	—	445	—	—	—	445
Equity-based compensation expense	—	—	—	—	—	4,515	—	—	69	4,584
Purchases of common stock	—	—	(1,344)	(13)	(36,098)	—	—	—	—	(36,111)
Other, net of tax	—	—	—	—	—	—	400	—	10	410
Balance as of June 30, 2016	—	$—	47,320	$474	$(566,980)	$347,704	$(98,542)	$734,441	$7,102	$424,199

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$24,447	$35,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,950	31,043
Amortization of contract acquisition costs	334	537
Amortization of debt issuance costs	412	356
Imputed interest expense and fair value adjustments to contingent consideration	195	(123)
Provision for doubtful accounts	224	406
(Gain) loss on disposal of assets	(41)	(69)
Deferred income taxes	5,897	(341)
Excess tax benefit from equity-based awards	(521)	(409)
Equity-based compensation expense	4,584	5,278
(Gain) loss on foreign currency derivatives	62	2,600
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,945	9,191
Prepaids and other assets	(14,544)	790
Accounts payable and accrued expenses	(21,442)	13,282
Deferred revenue and other liabilities	(5,476)	(12,556)
Net cash provided by operating activities	53,026	85,513

Cash flows from investing activities
Proceeds from sale of long-lived assets	63	116
Purchases of property, plant and equipment	(27,743)	(29,505)
Investments in non-marketable equity investments	—	(9,000)
Acquisitions, net of cash acquired of zero and zero, respectively	(400)	(1,775)
Net cash used in investing activities	(28,080)	(40,164)

Cash flows from financing activities
Proceeds from line of credit	1,186,500	1,185,200
Payments on line of credit	(1,151,500)	(1,170,200)
Payments on other debt	(1,214)	(1,720)
Payments of contingent consideration and hold back payments to acquisitions	(9,467)	(11,883)
Dividends paid to shareholders	(8,923)	(8,710)
Payments to noncontrolling interest	(2,202)	(2,657)
Purchase of mandatorily redeemable noncontrolling interest	(4,105)	—
Proceeds from exercise of stock options	371	432
Excess tax benefit from equity-based awards	521	409
Payments of debt issuance costs	(1,883)	(35)
Purchase of treasury stock	(36,111)	(12,254)
Net cash used in financing activities	(28,013)	(21,418)

Effect of exchange rate changes on cash and cash equivalents	(1,907)	(7,405)

(Decrease) increase in cash and cash equivalents	(4,974)	16,526
Cash and cash equivalents, beginning of period	60,304	77,316
Cash and cash equivalents, end of period	$55,330	$93,842

Supplemental disclosures
Cash paid for interest	$3,155	$2,693
Cash paid for income taxes	$13,705	$7,761
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$2,667	$5,353
Acquisition of equipment through increase in accounts payable, net	$289	$2,625
Contract acquisition costs credited to accounts receivable	$200	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. TeleTech’s 41,500 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 100% interest in iKnowtion, LLC effective January 2016 (see Note 12). All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. While ASU-2014-09 was originally effective for fiscal years and interim periods within those years, beginning after December 15, 2016, in August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date”, deferring the effective date by one year, to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted.  The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which amends the existing accounting standards related to stock-based compensation. The ASU simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated statements and related disclosures.

(2)ACQUISITIONS

rogenSi

In the third quarter of 2014, as an addition to the Customer Strategy Services (“CSS”) segment, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global leadership, change management, sales, performance training and consulting company.

The total purchase price was $34.4 million, subject to certain working capital adjustments, and consisted of $18.1 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which was paid in the first quarter of 2016. The total contingent consideration possible per the sale and purchase agreement ranges from zero to $17.6 million and the earn-out payments are payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively.

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the third quarter of 2015 and the fourth quarter of 2015, the Company recorded fair value adjustments of the contingent consideration of $0.5 million, $0.8 million and $(0.3) million, respectively, based on revised estimates noting higher or lower probability of exceeding the EBITDA targets (see Note 7). As of June 30, 2016, the fair value of the remaining contingent consideration was $4.2 million, of which $4.2 million was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The purchase price of $14.2 million included $9.4 million in cash consideration (including working capital adjustments) and an estimated $3.8 million in earn-out payments, payable in 2015 and 2016, contingent on Sofica achieving specified EBITDA targets, as defined by the stock purchase agreement. The total contingent consideration possible per the stock purchase agreement ranged from zero to $7.5 million. Additionally, the purchase price included a $1.0 million hold-back payment for contingencies, as defined in the stock purchase agreement, which was paid in the first quarter of 2016.

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of June 30, 2016, all of the contingent consideration has been paid.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$212,886	$(79)	$212,807	$11,879	$8,339
Customer Growth Services	36,893	—	36,893	1,639	3,482
Customer Technology Services	37,479	(129)	37,350	2,855	3,376
Customer Strategy Services	18,055	—	18,055	848	1,031
Total	$305,313	$(208)	$305,105	$17,221	$16,228

Three Months Ended June 30, 2015

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$219,316	$—	$219,316	$11,053	$13,324
Customer Growth Services	30,570	—	30,570	1,523	2,122
Customer Technology Services	38,094	(7)	38,087	2,195	3,250
Customer Strategy Services	22,250	—	22,250	909	4,656
Total	$310,230	$(7)	$310,223	$15,680	$23,352

Six Months Ended June 30, 2016

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$440,905	$(177)	$440,728	$24,133	$23,934
Customer Growth Services	70,412	—	70,412	3,382	3,977
Customer Technology Services	72,849	(231)	72,618	5,730	6,156
Customer Strategy Services	33,757	—	33,757	1,705	(86)
Total	$617,923	$(408)	$617,515	$34,950	$33,981

Six Months Ended June 30, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$462,325	—	$462,325	$21,850	$35,026
Customer Growth Services	56,526	—	56,526	3,008	2,148
Customer Technology Services	73,815	(14)	73,801	4,359	5,259
Customer Strategy Services	43,092	—	43,092	1,826	7,047
Total	$635,758	$(14)	$635,744	$31,043	$49,480

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital Expenditures
Customer Management Services	$9,260	$12,569	$21,238	$22,016
Customer Growth Services	1,984	1,832	3,171	3,137
Customer Technology Services	1,280	1,786	3,013	4,068
Customer Strategy Services	270	280	321	284
Total	$12,794	$16,467	$27,743	$29,505

	June 30, 2016	December 31, 2015
Total Assets
Customer Management Services	$489,177	$512,100
Customer Growth Services	79,085	75,291
Customer Technology Services	160,139	159,850
Customer Strategy Services	93,747	96,086
Total	$822,148	$843,327

	June 30, 2016	December 31, 2015
Goodwill
Customer Management Services	$22,106	$22,009
Customer Growth Services	24,439	24,439
Customer Technology Services	42,863	42,709
Customer Strategy Services	24,684	25,026
Total	$114,092	$114,183

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
United States	$166,249	$157,740	$340,827	$329,393
Philippines	84,910	85,585	169,204	170,572
Latin America	29,164	37,623	59,322	78,177
Europe / Middle East / Africa	17,004	19,290	33,497	38,603
Asia Pacific	6,886	8,437	12,536	16,111
Canada	892	1,548	2,129	2,888
Total	$305,105	$310,223	$617,515	$635,744

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2016 and 2015. This client operates in the communications industry and is included in the CMS segment. This client contributed 10.7% and 11.5% of total revenue for the three months ended June 30, 2016 and 2015, respectively. This client contributed 10.2% and 10.9% of total revenue for the six months ended June 30, 2016 and 2015, respectively. This client had an outstanding receivable balance of $27.4 million and $29.2 million as of June 30, 2016 and 2015, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients, maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of June 30, 2016.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2015	Adjustments	Impairments	Currency	2016

Customer Management Services	$22,009	$—	$—	$97	$22,106
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	42,709	154	—	—	42,863
Customer Strategy Services	25,026	—	—	(342)	24,684
Total	$114,183	$154	$—	$(245)	$114,092

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2016, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2016, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Aggregate unrealized net gain/(loss) at beginning of period	$(21,406)	$(18,497)	(26,885)	(18,345)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(145)	(4,119)	8,887	(5,410)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(3,457)	1,302	(7,010)	2,441
Aggregate unrealized net gain/(loss) at end of period	$(25,008)	$(21,314)	$(25,008)	$(21,314)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2016 and December 31, 2015 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2016	Amount	Amount		12 months	Through
Philippine Peso	15,315,000	334,869	(1)	48.4%	May 2021
Mexican Peso	2,467,000	155,861		28.7%	May 2021
		$490,730

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2016 and December 31, 2015.

The Company’s interest rate swap arrangements as of June 30, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
As of June 30, 2016:	Amount	Received	Paid	Date	Date
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$15 million

As of December 31, 2015:
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2016 and December 31, 2015 the total notional amounts of the Company’s forward contracts used as fair value hedges were $212.7 million and $241.0 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$63	$—	$2,594
Other long-term assets	546	—	—
Other current liabilities	(20,196)	(352)	(288)
Other long-term liabilities	(22,794)	—	—
Total fair value of derivatives, net	$(42,381)	$(352)	$2,306

	December 31, 2015
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$39	$—	$2,489
Other long-term assets	66	—	—
Other current liabilities	(20,088)	(549)	(116)
Other long-term liabilities	(25,739)	(102)	—
Total fair value of derivatives, net	$(45,722)	$(651)	$2,373

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016		2015
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,399)	$(59)	$(1,453)	$152

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(5,860)	$—	$(2,505)	$—
Interest expense	—	(102)	—	(262)

	Three Months Ended June 30,
	2016		2015
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(3,923)	$—	$(2,416)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
	2016		2015
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(6,819)	$(192)	$(2,443)	$301

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(11,757)	$—	$(4,213)	$—
Interest expense	—	(331)	—	(519)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2016		2015
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$57	$—	$(2,496)

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

The following presents information as of June 30, 2016 and December 31, 2015 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2016, the investment, which consists of the Company’s first quarter 2015 $9.0 million investment in CaféX Communication, Inc., continues to be recorded at $9.0 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement (as defined in Note 10), which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2016 and December 31, 2015, the Company had $135.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2016 outstanding borrowings accrued interest at an average rate of 1.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2016, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(42,381)	$—	$(42,381)
Interest rate swaps	—	(352)	—	(352)
Fair value hedges	—	2,306	—	2,306
Total net derivative asset (liability)	$—	$(40,427)	$—	$(40,427)

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(45,722)	$—	$(45,722)
Interest rate swaps	—	(651)	—	(651)
Fair value hedges	—	2,373	—	2,373
Total net derivative asset (liability)	$—	$(44,000)	$—	$(44,000)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,366)	$—
Derivative instruments, net	—	(40,427)	—
Contingent consideration	—	—	(4,206)
Total liabilities	$—	$(50,793)	$(4,206)

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(9,821)	$—
Derivative instruments, net	—	(44,000)	—
Contingent consideration	—	—	(13,450)
Total liabilities	$—	$(53,821)	$(13,450)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $4.3 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2015	Acquisitions	Payments	Adjustments	2016

iKnowtion	$500	$—	$(500)	$—	$—
Sofica	3,153	—	(3,146)	(7)	—
rogenSi	9,797	—	(5,793)	202	4,206
Total	$13,450	$—	$(9,439)	$195	$4,206

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

During the second quarter of 2016, $0.3 million of liability was released due to the closing of a statute of limitations.

As of June 30, 2016, the Company had $48.0 million of gross deferred tax assets (after a $10.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $44.5 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2016 was 19.1% and 23.4%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 33.6% and 25.6%, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2012 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes for rogenSi in Hong Kong for the tax year 2014, Canada for tax years 2009 and 2010 and New Zealand for tax year the 2013. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. The Company has successfully closed their audit in the U.S. for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition), with no changes.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended June 30, 2016 and 2015 was approximately $1.0 million and $1.4 million, respectively, which had a favorable impact on diluted net income per share of $0.02 and $0.03, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2016 and 2015 was approximately $3.4 million and $3.7 million, respectively, which had a favorable impact on diluted net income per share of $0.07 and $0.08, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2016 and 2015, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in three of the segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Reduction in force
Customer Management Services	$(92)	$39	$(4)	$815
Customer Growth Services	—	—	—	—
Customer Technology Services	10	—	10	—
Customer Strategy Services	10	159	10	192
Total	$(72)	$198	$16	$1,007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Facility exit charges
Customer Management Services	$153	$—	$153	$—
Customer Growth Services	—	—	—	—
Customer Technology Services	33	—	33	—
Customer Strategy Services	—	—	—	—
Total	$186	$—	$186	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Facility Exit Charges	Reduction in Force	Total

Balance as of December 31, 2015	$—	$806	$806
Expense	186	201	387
Payments	—	(252)	(252)
Change due to foreign currency	—	(66)	(66)
Change in estimates	—	(185)	(185)
Balance as of June 30, 2016	$186	$504	$690

The remaining restructuring accruals are expected to be paid or extinguished during 2016 or 2017 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2016 and 2015, the Company recognized no losses related to leasehold improvement assets.

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

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”); plus in each case a margin of 0% to 0.75 based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.75% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

The Company is obligated to maintain a maximum net leverage ratio of 3.25 to 1.00, and a minimum Interest Coverage Ratio of 2.50 to 1.00.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2016 and December 31, 2015, the Company had borrowings of $135.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $342.2 million and $323.5 million for the six months ended June 30, 2016 and 2015, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.4 million, and current level of availability based on covenant calculations, the Company’s remaining borrowing capacity was approximately $420 million as of June 30, 2016. As of June 30, 2016, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2016, outstanding letters of credit under the Credit Agreement totaled $3.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2016, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $5.4 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2016	2015
Noncontrolling interest, January 1	$7,201	$7,983
Net income attributable to noncontrolling interest	1,606	1,735
Dividends distributed to noncontrolling interest	(1,710)	(2,025)
Foreign currency translation adjustments	(74)	(198)
Other	10	—
Equity-based compensation expense	69	90
Noncontrolling interest, June 30	$7,102	$7,585

(12)MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

The Company held an 80% interest in iKnowtion until January 1, 2016 when the additional 20% was purchased. In the event iKnowtion met certain EBITDA targets for calendar year 2015, the purchase and sale agreement required TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represented a contingent redemption feature which the Company determined was probable of being achieved.

Based on final EBITDA for 2015, the payment for the remaining 20% was completed in April 2016 for the value shown in the table below in accordance with the purchase and sale agreement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded the mandatorily redeemable noncontrolling interest at the redemption value based on the corresponding EBITDA multiples as prescribed in the purchase and sale agreement at the end of each reporting period. At the end of each reporting period the changes in the redemption value are recorded in retained earnings. Since the EBITDA multiples as defined in the purchase and sale agreement are below the current market multiple, the Company has determined that there is no preferential treatment to the noncontrolling interest shareholders resulting in no impact to earnings per share.

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Six Months Ended June 30,
	2016	2015
Mandatorily redeemable noncontrolling interest, January 1	$4,131	$2,814
Net income attributable to mandatorily redeemable noncontrolling interest	—	325
Working capital distributed to mandatorily redeemable noncontrolling interest	(492)	(632)
Change in redemption value	466	903
Purchase of mandatorily redeemable noncontrolling interest	(4,105)	—
Mandatorily redeemable noncontrolling interest, June 30	$—	$3,410

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(17,147)	(5,410)	(2,815)	(25,372)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,441	454	2,895
Net current period other comprehensive income (loss)	(17,147)	(2,969)	(2,361)	(22,477)

Accumulated other comprehensive income (loss) at June 30, 2015	$(50,499)	$(21,314)	$(2,938)	$(74,751)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	546	8,887	804	10,237
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,010)	(404)	(7,414)
Net current period other comprehensive income (loss)	546	1,877	400	2,823

Accumulated other comprehensive income (loss) at June 30, 2016	$(70,650)	$(25,008)	$(2,884)	$(98,542)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2016	2015	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(5,860)	$(2,506)	Revenue
Loss on interest rate swaps	(102)	(262)	Interest expense
Tax effect	2,505	1,467	Provision for income taxes
	$(3,457)	$(1,301)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(224)	$(230)	Cost of services
Tax effect	22	22	Provision for income taxes
	$(202)	$(208)	Net income (loss)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2016	2015	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(11,757)	$(4,213)	Revenue
Loss on interest rate swaps	(331)	(519)	Interest expense
Tax effect	5,078	2,291	Provision for income taxes
	$(7,010)	$(2,441)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(448)	$(504)	Cost of services
Tax effect	44	50	Provision for income taxes
	$(404)	$(454)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Shares used in basic earnings per share calculation	47,873	48,325	48,120	48,347
Effect of dilutive securities:
Stock options	10	397	14	392
Restricted stock units	324	321	335	358
Performance-based restricted stock units	14	21	14	16
Total effects of dilutive securities	348	739	363	766
Shares used in dilutive earnings per share calculation	48,221	49,064	48,483	49,113

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2016 and 2015, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive For the three months ended June 30, 2016 and 2015, restricted stock units (“RSUs”) of 0.1 million and 0.3 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, RSUs of 0.2 million and 0.3 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2016 and 2015, the Company recognized total compensation expense of $1.8 million and $4.6 million and $2.6 million and $5.3 million, respectively. Of the total compensation expense, $0.6 million and $1.3 million was recognized in Cost of services and $1.2 million and $3.3 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company recognized compensation expense of $0.5 million and $1.1 million in Cost of Services and $2.1 million and $4.2 million, in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2016 and 2015, the Company granted 91,405 and 169,252 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $1.8 million and $4.6 million for the three and six months ended June 30, 2016, respectively. The Company recognized compensation expense related to RSUs of $2.5 million and $5.1 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was approximately $21.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. Our solutions are supported by 41,500 employees delivering services in 24 countries from 73 delivery centers on six continents. Our revenue for the quarter ended June 30, 2016 was $305 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $305.1 million in revenue we reported in the current period, approximately 30% or $92.3 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from our CMS contact center business.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of June 30, 2016, our cumulative authorized repurchase allowance was $712.3 million, of which we repurchased 44.1 million shares for $678.9 million. For the period from June 30, 2016 through July 27, 2016, we repurchased 204 thousand additional shares. The stock repurchase program does not have an expiration date.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. A second dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. A third dividend of $0.185 per common share was paid on April 15, 2016 to shareholders of record as of March 31, 2016.

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
Travel and Transportation

In the second quarter of 2016, our revenue decreased 1.6% to $305.1 million over the same period in 2015 including a decrease of 2.7% or $8.5 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. This decrease in revenue is comprised of growth of 21% in the CGS segment offset by a decrease in the CMS segment primarily due to foreign currency fluctuations and lower volumes in the CSS segment due to decreases in our Middle East consulting business in connection with macro-economic trends. Revenue, adjusted for the $8.5 million decrease related to foreign exchange, increased by $3.4 million, or 1.1%, over the prior year.

Our second quarter 2016 income from operations decreased 30.5% to $16.2 million or 5.3% of revenue, from $23.4 million or 7.5% of revenue in the second quarter of 2015. This decrease is primarily due to lower capacity utilization, the adverse impact of foreign exchange fluctuations and lower CSS revenue. Income from operations in the second quarter of 2016 and 2015 included $0.1 million and $0.2 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 22,650 workstations, representing 63% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $104 million and represented 42% of our revenue for the second quarter of 2016, as compared to $112 million and 44% of our revenue for 2015.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2016, we had $55.3 million of cash and cash equivalents, total debt of $146.2 million, and a total debt to total capitalization ratio of 25.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2016, the overall capacity utilization in our centers was 70%. The table below presents workstation data for all of our centers as of June 30, 2016 and 2015. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2016			June 30, 2015
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	34,914	24,270	70%	30,018	23,222	77%
Sites open <1 year	861	724	84%	2,384	1,666	70%
Total multi-client centers	35,775	24,994	70%	32,402	24,888	77%

The reduction in utilization in the second quarter of 2016 compared to the second quarter of 2015 is due to the fact that we have transitioned staff from existing sites in the Philippines to a dedicated Supersite for a large client and have not fully backfilled the utilization with new client work at the existing sites.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2016 and 2015 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$212,807	$219,316	$(6,509)	(3.0)%
Operating Income	8,339	13,324	(4,985)	(37.4)%
Operating Margin	3.9%	6.1%

The decrease in revenue for the Customer Management Services segment was attributable to a $4.3 million net increase in client programs offset by program completions of $3.1 million. Revenue was further impacted by a $7.7 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 3.9% in the second quarter of 2016 as compared to 6.1% in the prior period. The operating margin decreased due to an increased ratio of revenue generated from our onshore vs. offshore delivery centers, the adverse impact of foreign currency fluctuations and lower capacity utilization. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.2 million for the quarters ended June 30, 2016 and 2015, respectively.

Customer Growth Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$36,893	$30,570	$6,323	20.7%
Operating Income	3,482	2,122	1,360	64.1%
Operating Margin	9.4%	6.9%

The increase in revenue for the Customer Growth Services segment was due to an $8.5 million increase in client programs offset by program completions of $1.7 million and a $0.5 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 9.4% in the second quarter of 2016 as compared to 6.9% in the prior period. This increase is attributable to the 20.7% revenue growth and increased efficiency in CGS’ selling, general and administrative expenses. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.7 million for the quarters ended June 30, 2016 and 2015, respectively.

Customer Technology Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$37,350	$38,087	$(737)	(1.9)%
Operating Income	3,376	3,250	126	3.9%
Operating Margin	9.0%	8.5%

The revenue for the Customer Technology Services segment was relatively flat with increases for the Cisco offerings offset by decreases for the Avaya offerings.

The operating income as a percentage of revenue increased to 9.0% in the second quarter of 2016 as compared to 8.5% in the prior period. The improvement in operating income margin is attributable to significant improvements in the margins in CTS’ CRM and Cloud services. The increase was offset by increases in the selling, general and administrative expenses. Included in the operating income was amortization related to acquired intangibles of $1.1 million and $1.0 million for the quarters ended June 30, 2016 and 2015, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$18,055	$22,250	$(4,195)	(18.9)%
Operating Income	1,031	4,656	(3,625)	(77.9)%
Operating Margin	5.7%	20.9%

The decrease in revenue for the Customer Strategy Services segment was most significantly related to declines in the Middle East consulting business consistent with the first quarter of 2016. The negative foreign exchange impact on revenue was $0.3 million.

The operating income as a percentage of revenue was 5.7% in the second quarter of 2016 as compared to 20.9% in the prior period. The operating income decrease was related to the decline in revenue as well as planned investments in practice area and geographic expansion. Included in the operating income was amortization expense of $0.7 million and $0.9 million for the quarters ended June 30, 2016 and 2015, respectively.

Interest Income (Expense)

For the three months ended June 30, 2016 interest income decreased to $0.3 million from $0.4 million in the same period in 2015. Interest expense increased to $1.8 million during 2016 from $1.7 million during 2015 primarily due to higher outstanding balances on the Credit Facility.

Income Taxes

The effective tax rate for the three months ended June 30, 2016 was 19.1%. This compares to an effective tax rate of 33.6% for the comparable period of 2015. The effective tax rate for the three months ended June 30, 2016 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.3 million of benefit related to uncertain tax positions, $1.0 million of expense related to valuation allowances, $0.1 million of expense related to tax rate changes, and $0.7 million of expense related to return to provision adjustments, the Company’s effective tax rate for the second quarter of 2016 would have been 9.1%.

Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2016 and 2015 (in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$440,728	$462,325	$(21,597)	(4.7)%
Operating Income	23,934	35,026	(11,092)	(31.7)%
Operating Margin	5.4%	7.6%

The decrease in revenue for the Customer Management Services segment was attributable to a $4.0 million net increase in client programs offset by program completions of $9.0 million. Revenue was further impacted by a $16.6 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 5.4% in the six months ended June 30, 2016 as compared to 7.6% in the prior period. The operating margin decrease is attributable to a shift in business mix to onshore vs. offshore, lower capacity utilization and the adverse impact of foreign exchange fluctuations. Included in the operating income was amortization related to acquired intangibles of $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Customer Growth Services

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$70,412	$56,526	$13,886	24.6%
Operating Income	3,977	2,148	1,829	85.1%
Operating Margin	5.6%	3.8%

The increase in revenue for the Customer Growth Services segment was due to a $18.6 million increase in client programs offset by program completions of $3.4 million and a $1.3 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 5.6% in the six months ended June 30, 2016 as compared to 3.8% in the prior period. This increase was primarily driven by increased revenue and improvements in the efficiency of the selling, general and administrative expenses. Included in the operating income was amortization related to acquired intangibles of $1.3 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Customer Technology Services

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$72,618	$73,801	$(1,183)	(1.6)%
Operating Income	6,156	5,259	897	17.1%
Operating Margin	8.5%	7.1%

The decrease in revenue for the Customer Technology Services segment was driven by increases for the Cisco offerings offset by decreases for the Avaya offerings.

The operating income as a percentage of revenue increased to 8.5% in the six months ended June 30, 2016 as compared to 7.1% in the prior period. The improvement in operating income margin is attributable to significant increases in the profitability of the CRM, Cloud, Managed Service and Consulting services offset by increases in the selling, general and administrative expenses. Included in the operating income was amortization related to acquired intangibles of $2.3 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue	$33,757	$43,092	$(9,335)	(21.7)%
Operating Income (Loss)	(86)	7,047	(7,133)	(101.2)%
Operating Margin	(0.3)%	16.4%

The decrease in revenue for the Customer Strategy Services segment was most significantly related to the decrease in Middle East consulting business as well as some revenue volatility in other regions.

The operating loss as a percentage of revenue was (0.3)% in the six months ended June 30, 2016 as compared to income of 16.4% in the prior period. The operating margin decrease related to lower revenue as well as the planned investments in practice areas and geographic expansion. Included in the operating income was amortization expense of $1.5 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Income (Expense)

For the six months ended June 30, 2016 interest income decreased to $0.4 million from $0.7 million in the same period in 2015. Interest expense increased to $3.7 million during 2016 from $3.4 million during 2015 primarily related to higher outstanding balances on the Credit Facility.

Other Income (Expense), Net

Included in the six months ended June 30, 2015 was a $0.5 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the six months ended June 30, 2016 was 23.4%. This compares to an effective tax rate of 25.6% for the comparable period of 2015. The effective tax rate for the six months ended June 30, 2016 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.8 million of expense related to a reserve for uncertain tax positions, $0.7 million of expense related to return to provision, and $0.9 million of expense related to valuation allowances, the Company’s effective tax rate for the six months ended June 30, 2016 would have been 15.9%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the quarter ended June 30, 2016, we generated positive operating cash flows of $53.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $55.3 million and $60.3 million as of June 30, 2016 and December 31, 2015, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2016 and 2015, net cash flows provided by operating activities was $53.0 million and $85.5 million, respectively. The decrease was primarily due to $15.3 million in cash paid for prepaid assets and a $34.7 million increase in payments made for operating expenses, offset by a $14.8 million increase in cash collected from accounts receivable.

Cash Flows from Investing Activities

For the six months ended June 30, 2016 and 2015, we reported net cash flows used in investing activities of $28.1 million and $40.2 million, respectively. The decrease was due to a $1.8 million decrease in capital expenditures and the $9.0 million investment made during the first six months of 2016.

Cash Flows from Financing Activities

For the six months ended June 30, 2016 and 2015, we reported net cash flows used in financing activities of $28.0 million and $21.4 million, respectively. The change in net cash flows from 2015 to 2016 was primarily due to a $20.0 million increase in the Credit Facility, a decrease in the contingent consideration and hold-back acquisition payments, offset by a $23.9 million increase in purchases of our outstanding common stock, and $1.8 million paid for debt reissuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the decrease in cash flows provided by operating activities offset by an decrease in capital expenditures. Free cash flow was $25.3 million and $56.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$41,488	$81,693	$53,026	$85,513
Less: Purchases of property, plant and equipment	12,794	16,467	27,743	29,505
Free cash flow	$28,694	$65,226	$25,283	$56,008

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2016 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$3,194	$5,927	$139,692	$—	$148,813
Equipment financing arrangements	1,729	1,888	455	—	4,072
Contingent consideration	—	4,337	—	—	4,337
Purchase obligations	8,570	12,185	4,035	518	25,308
Operating lease commitments	34,947	45,387	22,287	25,999	128,620
Other debt	2,175	3,422	1,553	—	7,150
Total	$50,615	$73,146	$168,022	$26,517	$318,300

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2016.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $4.6 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2016 to be approximately 4.5% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2016 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2016, one of our clients represented 10.2% of our total revenue. Our five largest clients accounted for 35.9% and 36.3% of our consolidated revenue for the three months ended June 30, 2016 and 2015, respectively. Our five largest clients accounted for 35.5% and 36.3% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. We have experienced long-term relationships with our top five clients, ranging from 10 to 20 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2017 and 2020. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments. We are exposed to market risk due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. We enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, and the Australian dollar/Philippine peso. We enter into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. To mitigate against credit and non-

performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2016, we had $135.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2016, interest accrued at a rate of approximately 1.5% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangements as of June 30, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
As of June 30, 2016:	Amount	Received	Paid	Date	Date
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$15 million

As of December 31, 2015:
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2016 and 2015, revenue associated with this foreign exchange risk was 32% and 30% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2016	Amount	Amount		12 months	Through
Philippine Peso	15,315,000	334,869	(1)	48.4%	May 2021
Mexican Peso	2,467,000	155,861		28.7%	May 2021
		$490,730

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2016 and December 31, 2015.

The fair value of our cash flow hedges at June 30, 2016 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2016	Next 12 Months
Philippine Peso	(14,209)	(8,945)
Mexican Peso	(28,172)	(11,188)
	$(42,381)	$(20,133)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2015 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $11.8 million and $4.2 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2016 and 2015, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2016 and 2015, approximately 21% and 23%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2016 or December 31, 2015.

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

At the year ended December 31, 2015, the Company identified material weaknesses in its internal control over financial reporting which continued to exist as of June 30, 2016. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Remediation Plan for Material Weakness

Building on its efforts during 2015 and the first quarter of 2016, our management, with the oversight of the Audit Committee of our board of directors, continued in the second quarter of 2016 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively implement additional control procedures. The remediation efforts taken in 2016, outlined below, and previously taken in 2015, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2015, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Remediation Actions for Control Environment:

•

We hired additional personnel and established appropriate roles and responsibilities within our global finance and accounting organization to improve our knowledge and expertise over financial reporting. Since mid-year 2015, we have been actively upgrading key accounting leadership personnel in the United States, Philippines, and Mexico. Our focus is on upgrading personnel that have responsibilities for the knowledge of and technical expertise in US GAAP. In the last year we appointed a VP accounting operations, two assistant controllers with responsibility for our reporting segments, and additional technical accounting staff. We are also in the process of reviewing our financial reporting function and the need for additional senior staff with significant public company experience who will have accountability for all SEC reporting, US GAAP technical accounting issues, and Sarbanes-Oxley compliance.

•

In addition, we engaged an independent third party expert to assist us in our review of our control structure, including a comprehensive risk assessment with respect to our internal controls, and to provide constructive recommendations for optimization of our controls and control environment, including our implementation of a periodic monitoring process for the design and operating effectiveness of our control activities. We are in the process of implementing these expert recommendations and upgrading our control structure. We anticipate that this upgrade will be completed in 2016, but we can provide no assurance as to the timing of when the material weaknesses will be remediated as a result of these changes.

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

Remediation Actions for Journal Entries

•	We have reviewed our accounting system configuration and are implementing the necessary system controls to eliminate the ability for a user to create and post a journal entry.
•	We have integrated our acquired companies onto our accounting system which has system controls to prevent a user from posting and approving their own journal entries.

Remediation Actions for Revenue Processes

•	We are optimizing our revenue accounting organization structure to improve our control environment including the establishment of a revenue quality assurance organization.

•	We are implementing enhanced control procedures and additional controls over our revenue process including, but not limited to, system controls and specific transaction controls.

Remediation for Impairment

•

We engaged a third party expert to assist in our review of the completeness and accuracy of our valuation methodology and will continue to apply the enhancements in our valuation models on a going forward basis.

•

We assessed, developed and are in the process of implementing specific guidance and procedures for the expected level of reviews to be performed in connection with valuation models that we use for impairment testing, including consideration of the data and assumptions used in these models.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2016:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
March 31, 2016				$35,861
April 1, 2016 - April 31, 2016	157,500	$27.72	157,500	$31,495
May 1, 2016 - May 31, 2016	445,760	$26.58	445,760	$19,645
June 1, 2016 - June 30, 2016	408,923	$27.30	408,923	$33,480
Total	1,012,183		1,012,183

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in June 2016, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2016, the Board has authorized the repurchase of shares up to a total value of $712.3 million, of which we have purchased 44.1 million shares on the open market for $678.9 million. As of June 30, 2016 the remaining amount authorized for repurchases under the program was approximately $33.5 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.82*		Employment Agreement between Judi Hand and TeleTech Services, Inc. effective as of July 1, 2016

10.83*		Employment Agreement between Martin DeGhetto and TeleTech Services, Inc. effective as of July 1, 2016

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 3, 2016	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 3, 2016	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.82*	Employment Agreement between Judi Hand and TeleTech Holdings, Inc. effective as of July 1, 2016

10.83*	Employment Agreement between Martin DeGhetto and TeleTech Services, Inc. effective as of July 1, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited).