Form 10-Q
period 2016-09-30
TELETECH HOLDINGS INC
filed 2016-11-14
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 46,479,987 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$61,308	$60,304
Accounts receivable, net	256,039	283,474
Prepaids and other current assets	61,441	64,180
Income tax receivable	8,707	7,114
Assets held for sale	9,967	—
Total current assets	397,462	415,072

Long-term assets
Property, plant and equipment, net	164,007	168,289
Goodwill	111,088	114,183
Deferred tax assets, net	55,251	52,082
Other intangible assets, net	33,994	51,215
Other long-term assets	45,485	42,486
Total long-term assets	409,825	428,255
Total assets	$807,287	$843,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,092	$43,323
Accrued employee compensation and benefits	71,878	71,634
Other accrued expenses	25,080	33,160
Income tax payable	8,308	9,125
Deferred tax liabilities, net	—	—
Deferred revenue	24,372	26,184
Other current liabilities	29,911	23,480
Liabilities held for sale	1,121	—
Total current liabilities	197,762	206,906

Long-term liabilities
Line of credit	129,000	100,000
Deferred tax liabilities, net	2,039	3,333
Deferred rent	12,970	11,791
Other long-term liabilities	70,453	76,349
Total long-term liabilities	214,462	191,473
Total liabilities	412,224	398,379

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	—	4,131

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,708,311 and 48,481,323 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	468	485
Additional paid-in capital	346,637	347,251
Treasury stock at cost: 35,343,942 and 33,570,930 shares as of September 30, 2016 and December 31, 2015, respectively	(586,057)	(533,744)
Accumulated other comprehensive income (loss)	(109,832)	(101,365)
Retained earnings	736,551	720,989
Noncontrolling interest	7,296	7,201
Total stockholders’ equity	395,063	440,817
Total liabilities and stockholders’ equity	$807,287	$843,327

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$312,796	$309,195	$930,311	$944,939

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	233,541	225,978	691,649	682,579
Selling, general and administrative	40,628	48,418	130,902	146,031
Depreciation and amortization	16,811	15,486	51,761	46,529
Restructuring charges, net	3,688	622	3,890	1,629
Impairment losses	5,602	3,066	5,602	3,066
Total operating expenses	300,270	293,570	883,804	879,834

Income from operations	12,526	15,625	46,507	65,105

Other income (expense)
Interest income	397	196	826	877
Interest expense	(2,041)	(2,337)	(5,758)	(5,711)
Other income (expense), net	6,254	146	7,488	1,133
Loss on assets held for sale	(5,300)	—	(5,300)	—
Total other income (expense)	(690)	(1,995)	(2,744)	(3,701)

Income before income taxes	11,836	13,630	43,763	61,404

Benefit from (provision for) income taxes	813	(1,192)	(6,667)	(13,438)

Net income	12,649	12,438	37,096	47,966

Net income attributable to noncontrolling interest	(1,198)	(1,243)	(2,804)	(3,303)

Net income attributable to TeleTech stockholders	$11,451	$11,195	$34,292	$44,663

Other comprehensive income (loss)
Net income	$12,649	$12,438	$37,096	$47,966
Foreign currency translation adjustments	(8,541)	(21,997)	(8,069)	(39,342)
Derivative valuation, gross	(6,009)	(11,426)	(2,395)	(17,733)
Derivative valuation, tax effect	2,462	4,928	725	8,264
Other, net of tax	802	223	1,202	(2,140)
Total other comprehensive income (loss)	(11,286)	(28,272)	(8,537)	(50,951)
Total comprehensive income (loss)	1,363	(15,834)	28,559	(2,985)

Less: Comprehensive income attributable to noncontrolling interest	(1,202)	(906)	(2,734)	(2,443)

Comprehensive income (loss) attributable to TeleTech stockholders	$161	$(16,740)	$25,825	$(5,428)

Weighted average shares outstanding
Basic	47,081	48,345	47,771	48,346
Diluted	47,315	48,936	48,089	49,052

Net income per share attributable to TeleTech stockholders
Basic	$0.24	$0.23	$0.72	$0.92
Diluted	$0.24	$0.23	$0.71	$0.91

Dividends paid per share outstanding	$—	$—	$0.185	$0.180

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817
Net income	—	—	—	—	—	—	—	34,292	2,804	37,096
Dividends to shareholders ($0.385 per common share)	—	—	—	—	—	—	—	(18,264)	—	(18,264)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,745)	(2,745)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(466)	—	(466)
Foreign currency translation adjustments	—	—	—	—	—	—	(7,999)	—	(70)	(8,069)
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,670)	—	—	(1,670)
Vesting of restricted stock units	—	—	285	3	4,488	(8,183)	—	—	—	(3,692)
Exercise of stock options	—	—	29	—	458	(82)	—	—	—	376
Excess tax benefit from equity-based awards, net	—	—	—	—	—	499	—	—	—	499
Equity-based compensation expense	—	—	—	—	—	7,152	—	—	96	7,248
Purchases of common stock	—	—	(2,087)	(20)	(57,259)	—	—	—	—	(57,279)
Other, net of tax	—	—	—	—	—	—	1,202	—	10	1,212
Balance as of September 30, 2016	—	$—	46,708	$468	$(586,057)	$346,637	$(109,832)	$736,551	$7,296	$395,063

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$37,096	$47,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,761	46,529
Amortization of contract acquisition costs	499	754
Amortization of debt issuance costs	582	534
Imputed interest expense and fair value adjustments to contingent consideration	(4,320)	786
Provision for doubtful accounts	542	964
(Gain) loss on disposal of assets	(65)	(118)
Impairment losses	5,602	3,066
Loss on held for sale assets	5,300	—
Deferred income taxes	5,368	4,380
Excess tax benefit from equity-based awards	(539)	(420)
Equity-based compensation expense	7,278	8,569
(Gain) loss on foreign currency derivatives	4,649	4,820
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,780	4,722
Prepaids and other assets	(12,652)	(6,839)
Accounts payable and accrued expenses	(13,039)	11,857
Deferred revenue and other liabilities	(4,696)	(11,406)
Net cash provided by operating activities	107,146	116,164

Cash flows from investing activities
Proceeds from sale of long-lived assets	93	116
Purchases of property, plant and equipment	(38,863)	(49,184)
Investments in non-marketable equity investments	—	(9,000)
Acquisitions, net of cash acquired of zero and zero, respectively	(400)	(1,776)
Net cash used in investing activities	(39,170)	(59,844)

Cash flows from financing activities
Proceeds from line of credit	1,584,800	1,697,500
Payments on line of credit	(1,555,800)	(1,682,500)
Payments on other debt	(2,306)	(2,556)
Payments of contingent consideration and hold back payments to acquisitions	(9,467)	(11,883)
Dividends paid to shareholders	(8,922)	(8,710)
Payments to noncontrolling interest	(3,237)	(3,557)
Purchase of mandatorily redeemable noncontrolling interest	(4,105)	—
Proceeds from exercise of stock options	371	459
Excess tax benefit from equity-based awards	539	420
Payments of debt issuance costs	(1,888)	(35)
Purchase of treasury stock	(57,279)	(16,602)
Net cash used in financing activities	(57,294)	(27,464)

Effect of exchange rate changes on cash and cash equivalents	(9,678)	(20,002)

Increase in cash and cash equivalents	1,004	8,854
Cash and cash equivalents, beginning of period	60,304	77,316
Cash and cash equivalents, end of period	$61,308	$86,170

Supplemental disclosures
Cash paid for interest	$4,976	$4,640
Cash paid for income taxes	$16,755	$10,924
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$2,417	$5,316
Acquisition of equipment through increase in accounts payable, net	$(542)	$5,448
Contract acquisition costs credited to accounts receivable	$200	$820
Dividend declared but not paid	$9,342	$8,713

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. TeleTech’s 43,500 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted.  The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact on the consolidated financial statements and related disclosures evaluating software and other tracking methods, and determining the implementation timeline.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which amends the existing accounting standards related to stock-based compensation. The ASU simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company has finalized the implementation which will occur effective January 1, 2017, and is currently assessing the impact on its consolidated statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”. ASU 2016-15 is intended to reduce diversity in practice regarding how certain cash transactions are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning on or after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact on the consolidated statements and related disclosures.

(2)ACQUISITIONS AND DIVESTITURES

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the third quarter of 2015, the fourth quarter of 2015, and the third quarter of 2016, the Company recorded fair value adjustments of the contingent consideration of $0.5 million, $0.8 million, $(0.3) million, and $(4.3) million, respectively, based on revised estimates noting higher or lower probability of exceeding the EBITDA targets (see Note 7). As of September 30, 2016, the fair value of the remaining contingent consideration has been reduced from $4.3 million to zero given the remote possibility of achieving targeted EBITDA for 2016.

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of September 30, 2016, all of the contingent consideration has been paid.

Assets and Liabilities Held for Sale

As of September 30, 2016, the Company has determined that one business unit from the Customer Growth Services segment and one business unit from the Customer Strategy Services segment will be divested from the Company’s operations. These business units have met the criteria to be classified as held for sale. The Company is in discussions with bankers, a potential broker and assessing potential buyers. The Company anticipates the transactions will be finalized during the next six to twelve months. The Company has taken into consideration the discounted cash flow models, management input based on early discussions with potential brokers and buyers, and other third party evidence from similar transactions to complete the fair value analysis as there has not been a selling price determined at this point for either unit. The fair values were compared to the carrying values to estimate any potential loss on sale. For the two business units losses of $2.6 million and $2.7 million, respectively, were recorded as of September 30, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of September 30, 2016.

As of
September 30, 2016
Cash	$—
Accounts receivable, net	6,073
Allowance for doubtful accounts	(51)
Other assets	517
Property, plant and equipment	769
Deferred tax assets, net	—
Customer relationships	4,155
Goodwill	3,033
Other intangible assets	771
Allowance for reduction of assets held for sale	(5,300)
Total assets	$9,967

Accounts payable	$411
Accrued employee compensation and benefits	498
Accrued expenses	78
Other	134
Total liabilities	$1,121

Atelka

On November 9, 2016, the Company acquired all of the outstanding shares of Atelka Enterprise Inc. (“Atelka”), a Canadian customer contact center management and business process outsourcing services company that serves Canadian telecommunications, logistics, and entertainment clients. Atelka employs  approximately 2,800 in Quebec, Ontario, New Brunswick and Prince Edward Island.

The Company paid CAN $59.0 million (USD $44 million) adjusted for Atelka’s net debt, net working capital, and subject to CAN $2.0 million purchase price hold-back to be released in part over twelve and 24 months periods net of payments that may be due with respect to customary acquisition related indemnities.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$223,742	$(78)	$223,664	$11,891	$12,255
Customer Growth Services	35,301	—	35,301	1,561	161
Customer Technology Services	36,871	(291)	36,580	2,457	3,776
Customer Strategy Services	17,251	—	17,251	902	(3,666)
Total	$313,165	$(369)	$312,796	$16,811	$12,526

Three Months Ended September 30, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$212,690	$—	$212,690	$10,900	$8,930
Customer Growth Services	33,853	—	33,853	1,535	(257)
Customer Technology Services	42,141	(7)	42,134	2,447	3,774
Customer Strategy Services	20,518	—	20,518	604	3,178
Total	$309,202	$(7)	$309,195	$15,486	$15,625

Nine Months Ended September 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$664,647	$(255)	$664,392	$36,024	$36,189
Customer Growth Services	105,713	—	105,713	4,943	4,138
Customer Technology Services	109,720	(522)	109,198	8,187	9,932
Customer Strategy Services	51,008	—	51,008	2,607	(3,752)
Total	$931,088	$(777)	$930,311	$51,761	$46,507

Nine Months Ended September 30, 2015

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$675,015	$—	$675,015	$32,750	$43,956
Customer Growth Services	90,379	—	90,379	4,543	1,891
Customer Technology Services	115,956	(21)	115,935	6,806	9,033
Customer Strategy Services	63,610	—	63,610	2,430	10,225
Total	$944,960	$(21)	$944,939	$46,529	$65,105

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital Expenditures
Customer Management Services	$8,515	$13,529	$29,751	$35,545
Customer Growth Services	375	1,148	3,546	4,285
Customer Technology Services	1,864	4,883	4,877	8,950
Customer Strategy Services	366	119	689	404
Total	$11,120	$19,679	$38,863	$49,184

	September 30, 2016	December 31, 2015
Total Assets
Customer Management Services	$495,427	$512,100
Customer Growth Services	75,595	75,291
Customer Technology Services	156,969	159,850
Customer Strategy Services	79,296	96,086
Total	$807,287	$843,327

	September 30, 2016	December 31, 2015
Goodwill
Customer Management Services	$22,169	$22,009
Customer Growth Services	24,439	24,439
Customer Technology Services	42,863	42,709
Customer Strategy Services	21,617	25,026
Total	$111,088	$114,183

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
United States	$166,993	$159,461	$507,819	$488,854
Philippines	90,692	84,450	259,898	255,021
Latin America	30,832	34,585	90,154	112,763
Europe / Middle East / Africa	15,604	20,401	49,100	59,004
Asia Pacific	7,784	8,756	20,320	24,867
Canada	891	1,542	3,020	4,430
Total	$312,796	$309,195	$930,311	$944,939

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2016. This client operates in the communications industry and is included in the CMS segment. This client contributed 10.7% and 10.5% of total revenue for the three months ended September 30, 2016 and 2015, respectively. This client contributed 10.4% and 10.8% of total revenue for the nine months ended September 30, 2016 and 2015, respectively. This client had an outstanding receivable balance of $31.3 million and $16.3 million as of September 30, 2016 and 2015, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients, maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2016.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2015	Adjustments	Impairments	Currency	2016

Customer Management Services	$22,009	$—	$—	$160	$22,169
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	42,709	154	—	—	42,863
Customer Strategy Services	25,026	(3,033)	—	(376)	21,617
Total	$114,183	$(2,879)	$—	$(216)	$111,088

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

During the quarter ended September 30, 2016, the Company identified negative indicators such as lower financial performance and the reversal of contingent consideration for the CSS reporting unit and thus the Company updated its quantitative assessment for the CSS reporting unit fair value using an income based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. At September 30, 2016, the fair value for the CSS reporting unit exceeded the carrying value and thus no impairment was required.

The Company has also determined that effective September 30, 2016 the assets of one of the business units within the CSS reporting unit will be held for sale (see discussion in Note 2). Therefore the CSS reporting unit was separated into the component that will be held for sale and the components that will be held for use and two separate fair value analyses were completed. At September 30, 2016 the fair value for the CSS held for use component exceeded the carrying value and thus no impairment was required. The fair value for the CSS held for sale component also exceeded the carrying value and thus no impairment was required.

CSS – component held-for-sale

The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 3.75%, a discount rate specific to the trade name of 19.2% and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $2.0 million, the Company recorded impairment expense of $3.3 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

WebMetro reporting unit

At September 30, 2015, the Company updated its quantitative assessment for the WebMetro reporting unit fair value using an income based approach based on a relatively small margin of fair value in excess of carrying value as of December 31, 2015. At September 30, 2015, the updated fair value for WebMetro was below the carrying value which necessitated an interim impairment analysis. The Company tested all of the assets of this reporting unit for impairment.

Definite-lived long-lived assets consisted of fixed assets, internally developed software, and an intangible asset related to the WebMetro customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets.

For the goodwill impairment analysis, the Company calculated the fair value of the WebMetro reporting unit and compared that to the updated carrying value and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but are not limited to, a compounded annual revenue growth rate of 20% for the years 2016 through 2019, a perpetuity growth rate of 4.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 17.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events, including increased revenue growth for the next several years. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in a different outcome to goodwill impairment in a future period.

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

Other Intangible Assets

In connection with reduced profitability for the Avaya component of the  CTS segment an interim impairment analysis was completed during the third quarter of 2016. The Company will modify the sales focus of the Avaya component away from premise product and services towards cloud solutions.  The indefinite-lived intangible asset evaluated for impairment consisted of the TSG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 0.5%, a discount rate specific to the trade name of 19.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $0.4 million, the Company recorded impairment expense of $0.7 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with reduced profitability of the rogenSi component of the CSS segment, an interim impairment analysis was completed during the third quarter of 2016. The indefinite-lived intangible asset evaluated for impairment consisted of the trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 2.0%, a discount rate specific to the trade name of 18.2%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $3.1 million, the Company recorded impairment expense of $1.2 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2016, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Aggregate unrealized net gain/(loss) at beginning of period	$(25,007)	$(21,315)	$(26,885)	$(18,345)
Add: Net gain/(loss) from change in fair value of cash flow hedges	631	(8,660)	9,519	(14,070)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(4,179)	2,161	(11,189)	4,601
Aggregate unrealized net gain/(loss) at end of period	$(28,555)	$(27,814)	$(28,555)	$(27,814)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2016 and December 31, 2015 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2016	Amount	Amount		12 months	Through
Philippine Peso	14,279,000	308,428	(1)	42.2%	August 2021
Mexican Peso	2,278,000	142,576		30.0%	May 2021
		$451,004

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2016 and December 31, 2015.

The Company’s interest rate swap arrangements as of September 30, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
As of September 30, 2016:	Amount	Received	Paid	Date	Date
Swap 2	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$15 million

As of December 31, 2015:
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2016 and December 31, 2015 the total notional amounts of the Company’s forward contracts used as fair value hedges were $227.7 million and $241.0 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6	$—	$199
Other long-term assets	456	—	—
Other current liabilities	(22,884)	(246)	(2,475)
Other long-term liabilities	(26,075)	—	—
Total fair value of derivatives, net	$(48,497)	$(246)	$(2,276)

	December 31, 2015
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$39	$—	$2,489
Other long-term assets	66	—	—
Other current liabilities	(20,088)	(549)	(116)
Other long-term liabilities	(25,739)	(102)	—
Total fair value of derivatives, net	$(45,722)	$(651)	$2,373

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016		2015
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(4,119)	$(60)	$(2,313)	$153

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(7,103)	$—	$(3,987)	$—
Interest expense	—	(104)	—	(264)

	Three Months Ended September 30,
	2016		2015
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(3,674)	$—	$(5,651)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016		2015
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(10,939)	$(252)	$(4,756)	$454

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(18,860)	$—	$(8,200)	$—
Interest expense	—	(435)	—	(783)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30,
	2016		2015
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(3,616)	$—	$(8,146)

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

The following presents information as of September 30, 2016 and December 31, 2015 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2016, the investment, which consists of the Company’s first quarter 2015 $9.0 million investment in CaféX Communication, Inc., continues to be recorded at $9.0 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement (as defined in Note 10), which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2016 and December 31, 2015, the Company had $129.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2016 outstanding borrowings accrued interest at an average rate of 1.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2016, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(48,497)	$—	$(48,497)
Interest rate swaps	—	(246)	—	(246)
Fair value hedges	—	(2,276)	—	(2,276)
Total net derivative asset (liability)	$—	$(51,019)	$—	$(51,019)

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(45,722)	$—	$(45,722)
Interest rate swaps	—	(651)	—	(651)
Fair value hedges	—	2,373	—	2,373
Total net derivative asset (liability)	$—	$(44,000)	$—	$(44,000)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016

Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,522)	$—
Derivative instruments, net	—	(51,019)	—
Contingent consideration	—	—	—
Total liabilities	$—	$(61,541)	$—

As of December 31, 2015

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(9,821)	$—
Derivative instruments, net	—	(44,000)	—
Contingent consideration	—	—	(13,450)
Total liabilities	$—	$(53,821)	$(13,450)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payables reached their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the second quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment based on revised estimates reflecting that Sofica earnings would be lower than revised estimates for 2015. Accordingly a $0.5 million decrease in the payable was recorded as of June 30, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2016, all payments have been completed.

During the third and fourth quarters of 2015, and the third quarter of 2016, the Company recorded fair value adjustments of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting that rogenSi earnings would be higher and then lower than anticipated for 2015. Accordingly a $0.5 million increase, a $0.3 million decrease, and a $4.3 million decrease to the payable was recorded as of September 30, 2015, December 31, 2015, and September 30, 2016, respectively, and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2016, the fair value of the remaining contingent consideration has been reduced to zero given the remote possibility of any additional payments.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2015	Acquisitions	Payments	Adjustments	2016

iKnowtion	$500	$—	$(500)	$—	$—
Sofica	3,153	—	(3,146)	(7)	—
rogenSi	9,797	—	(5,793)	(4,004)	—
Total	$13,450	$—	$(9,439)	$(4,011)	$—

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

During the third quarter of 2016, $0.8 million of liability was released due to the favorable outcome of communications with a revenue authority related to site compliance for locations with tax advantaged status.

During the third quarter of 2016, $0.5 million of liability was released due to the closing of a statute of limitations.

As of September 30, 2016, the Company had $55.3 million of gross deferred tax assets (after a $9.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $53.2 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective tax rate for the three and nine months ended September 30, 2016 was (6.9)% and 15.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 8.7% and 21.9%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2013 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes for rogenSi in Hong Kong for the tax year 2014, Canada for tax years 2009 and 2010 and New Zealand for tax year the 2013. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. The Company has successfully closed their audit in the U.S. during the second quarter of 2016 for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition), with no changes.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended September 30, 2016 and 2015 was approximately $2.0 million and $1.8 million, respectively, which had a favorable impact on diluted net income per share of $0.04 and $0.04, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2016 and 2015 was approximately $4.5 million and $4.1 million, respectively, which had a favorable impact on diluted net income per share of $0.10 and $0.09, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2016 and 2015, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in all of the segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Reduction in force
Customer Management Services	$2,485	$516	$2,482	$1,331
Customer Growth Services	108	—	108	—
Customer Technology Services	314	13	324	13
Customer Strategy Services	82	93	92	285
Total	$2,989	$622	$3,006	$1,629

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Facility exit and other charges
Customer Management Services	$699	$—	$852	$—
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	33	—
Customer Strategy Services	—	—	—	—
Total	$699	$—	$885	$—

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2015	$806	$—	$806
Expense	3,220	885	4,105
Payments	(1,229)	(712)	(1,941)
Change due to foreign currency	(77)	—	(77)
Change in estimates	(215)	—	(215)
Balance as of September 30, 2016	$2,505	$173	$2,678

The remaining restructuring accruals are expected to be paid or extinguished during 2016 or 2017 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2016 and 2015, the Company recognized no losses related to leasehold improvement assets.

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

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”); plus in each case a margin of 0% to 0.75% based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.75% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is obligated to maintain a maximum net leverage ratio of 3.25 to 1.00, and a minimum interest coverage ratio of 2.50 to 1.00.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2016 and December 31, 2015, the Company had borrowings of $129.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $359.5 million and $323.0 million for the nine months ended September 30, 2016 and 2015, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.4 million, and current level of availability based on covenant calculations, the Company’s remaining borrowing capacity was approximately $425 million as of September 30, 2016. As of September 30, 2016, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2016, outstanding letters of credit under the Credit Agreement totaled $3.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2016, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $5.5 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2016	2015
Noncontrolling interest, January 1	$7,201	$7,983
Net income attributable to noncontrolling interest	2,804	2,766
Dividends distributed to noncontrolling interest	(2,745)	(2,925)
Foreign currency translation adjustments	(70)	(323)
Other	10	—
Equity-based compensation expense	96	122
Noncontrolling interest, September 30	$7,296	$7,623

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

The Company recorded the mandatorily redeemable noncontrolling interest at the redemption value based on the corresponding EBITDA multiples as prescribed in the purchase and sale agreement at the end of each reporting period. At the end of each reporting period the changes in the redemption value were recorded in retained earnings. Since the EBITDA multiples as defined in the purchase and sale agreement are below the current market multiple, the Company has determined that there was no preferential treatment to the noncontrolling interest shareholders resulting in no impact to earnings per share.

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Nine Months Ended September 30,
	2016	2015
Mandatorily redeemable noncontrolling interest, January 1	$4,131	$2,814
Net income attributable to mandatorily redeemable noncontrolling interest	—	537
Working capital distributed to mandatorily redeemable noncontrolling interest	(492)	(632)
Change in redemption value	466	1,201
Purchase of mandatorily redeemable noncontrolling interest	(4,105)	—
Mandatorily redeemable noncontrolling interest, September 30	$—	$3,920

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(39,019)	(14,070)	(2,819)	(55,908)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,601	679	5,280
Net current period other comprehensive income (loss)	(39,019)	(9,469)	(2,140)	(50,628)

Accumulated other comprehensive income (loss) at September 30, 2015	$(72,371)	$(27,814)	$(2,717)	$(102,902)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	(7,999)	9,519	2,330	3,850
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11,189)	(1,128)	(12,317)
Net current period other comprehensive income (loss)	(7,999)	(1,670)	1,202	(8,467)

Accumulated other comprehensive income (loss) at September 30, 2016	$(79,195)	$(28,555)	$(2,082)	$(109,832)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2016	2015	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(7,103)	$(3,987)	Revenue
Loss on interest rate swaps	(104)	(264)	Interest expense
Tax effect	3,028	2,091	Provision for income taxes
	$(4,179)	$(2,160)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(804)	$(252)	Cost of services
Tax effect	80	25	Provision for income taxes
	$(724)	$(227)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2016	2015	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(18,860)	$(8,200)	Revenue
Loss on interest rate swaps	(435)	(783)	Interest expense
Tax effect	8,106	4,382	Provision for income taxes
	$(11,189)	$(4,601)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(1,252)	$(755)	Cost of services
Tax effect	124	76	Provision for income taxes
	$(1,128)	$(679)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Shares used in basic earnings per share calculation	47,081	48,345	47,771	48,346
Effect of dilutive securities:
Stock options	6	278	11	355
Restricted stock units	214	291	292	332
Performance-based restricted stock units	14	22	15	19
Total effects of dilutive securities	234	591	318	706
Shares used in dilutive earnings per share calculation	47,315	48,936	48,089	49,052

For the three months ended September 30, 2016 and 2015, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended September 30, 2016 and 2015, restricted stock units (“RSUs”) of 0.1 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, RSUs of 0.1 million and 0.4 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2016 and 2015, the Company recognized total compensation expense of $2.7 million and $7.3 million and $3.3 million and $8.6 million, respectively. Of the total compensation expense, $1.0 million and $2.3 million was recognized in Cost of services and $1.7 million and $5.0 million was recognized in Selling, general and administrative, respectively, during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015 the Company recognized compensation expense of $0.9 million and $2.0 million was recognized in Cost of services and $2.4 million and $6.6 million was recognized in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2016 and 2015, the Company granted 443,875 and 744,800 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.6 million and $7.2 million for the three and nine months ended September 30, 2016, respectively. The Company recognized compensation expense related to RSUs of $3.2 million and $8.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was approximately $22.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but not limited to factors discussed in the “Risk Factors” section of our 2015 Annual Report on Form 10-K. The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients or a large portion of one client’s business could adversely effect our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and the related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of products and services allows us to design and deliver engaging, outcome-based customer experiences across numerous interaction channels. Our solutions are supported by 43,500 employees delivering services in 24 countries from 73 delivery centers on six continents. Our revenue for the quarter ended September 30, 2016 was $313 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $312.8 million in revenue we reported in the current period, approximately 28.5% or $89.1 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from our CMS contact center business.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of September 30, 2016, our cumulative authorized repurchase allowance was $712.3 million, of which we repurchased 44.8 million shares for $700.0 million. For the period from September 30, 2016 through October 31, 2016, we repurchased 229 thousand additional shares. The stock repurchase program does not have an expiration date. On November 7, 2016, the Board of Directors authorized an increase in the share repurchase allowance of $25 million.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. A second dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. A third dividend of $0.185 per common share was paid on April 15, 2016 to shareholders of record as of March 31, 2016. A fourth dividend of $0.20 per common share was paid on October 14, 2016 to shareholders of record as of October 3, 2016.

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

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

We are currently providing services to clients in the following verticals for each segment:

CMS	CGS	CTS	CSS

Automotive	Automotive	Automotive	Automotive
Communication	Communication	Communication	Financial Services
Financial Services	Financial Services	Financial Services	Government
Government	Healthcare	Government	Healthcare
Healthcare	Media & Entertainment	Healthcare	Media & Entertainment
Media & Entertainment	Retail	Media & Entertainment	Retail
Retail	Technology	Retail	Technology
Technology	Travel & Transportation	Technology
Travel & Transportation		Travel & Transportation

In the third quarter of 2016, our revenue increased 1.2% to $312.8 million over the same period in 2015 including a decrease of 0.1% or $0.3 million due to foreign currency fluctuations. This increase in revenue is comprised of growth of 5.2% in the CMS segment offset by a reduction in the CSS segment due to decreases in our Middle East consulting business in connection with macro-economic trends and decreases in the CTS segment due to lower Avaya revenue and product sales. Revenue, adjusted for the $0.3 million decrease related to foreign exchange, increased by $3.9 million, or 1.3%, over the prior year.

Our third quarter 2016 income from operations decreased 19.8% to $12.5 million or 4.0% of revenue, from  $15.6 million or 5.1% of revenue in the third quarter of 2015. This decrease is primarily due to $3.7 million of restructuring charges related to a reorganization of the global sales force and a restructuring of a portion of the IT functions, and impairments of $5.6 million for several trade name intangible assets due to continued lower financial performance for three business units (see Part I. Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements). These were offset by increased income for the CMS segment related to higher revenue. Income from operations in the third quarter of 2016 and 2015 included $9.3 million and $3.7 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 22,500 workstations, representing 63% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $111 million and represented 43% of our revenue for the third quarter of 2016, as compared to $110 million and 44% of our revenue for 2015.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2016, we had $61.3 million of cash and cash equivalents, total debt of $140.9 million, and a total debt to total capitalization ratio of 26.3%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2016, the overall capacity utilization in our centers was 71%. The table below presents workstation data for all of our centers as of September 30, 2016 and 2015. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2016			September 30, 2015
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	34,538	24,284	70%	30,442	21,398	70%
Sites open <1 year	1,104	967	88%	4,126	3,050	74%
Total workstations	35,642	25,251	71%	34,568	24,448	71%

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2016 and 2015 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$223,664	$212,690	$10,974	5.2%
Operating Income	12,255	8,930	3,325	37.2%
Operating Margin	5.5%	4.2%

The increase in revenue for the Customer Management Services segment was attributable to a $15.7 million net increase in client programs offset by program completions of $4.7 million.

The operating income as a percentage of revenue increased to 5.5% in the third quarter of 2016 as compared to 4.2% in the prior period. The operating margin increased due to higher revenue which improved the capacity utilization as well as cost reductions implemented in the third quarter to resize the sales and marketing functions and restructuring portions of the IT functions.  Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.1 million for the quarters ended September 30, 2016 and 2015, respectively.

Customer Growth Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$35,301	$33,853	$1,448	4.3%
Operating Income (Loss)	161	(257)	418	162.6%
Operating Margin	0.5%	(0.8)%

The increase in revenue for the Customer Growth Services segment was due to a $4.0 million increase in client programs offset by program completions of $2.6 million.

The operating income as a percentage of revenue increased to 0.5% in the third quarter of 2016 as compared to a loss of (0.8)% in the prior period. This small increase in margin is related to the higher revenue. Included in the operating income was amortization related to acquired intangibles of $0.5 million and $0.7 million for the quarters ended September 30, 2016 and 2015, respectively.

Customer Technology Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$36,580	$42,134	$(5,554)	(13.2)%
Operating Income	3,776	3,774	2	0.1%
Operating Margin	10.3%	9.0%

The decrease in revenue for the Customer Technology Services segment was driven by decreases in the Avaya offerings as well as lower CISCO product sales.

The operating income as a percentage of revenue increased to 10.3% in the third quarter of 2016 as compared to 9.0% in the prior period. During the quarter, a $0.7 million charge for the impairment of a trade name intangible asset was recorded due to continued lower financial performance for the Avaya business unit (see Part I. Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements). This  was offset by improvements in the margins for the CISCO platform and reductions in the selling, general and administrative expenses due to certain restructuring efforts. Included in the operating income was amortization related to acquired intangibles of $1.2 million and $1.1 million for the quarters ended September 30, 2016 and 2015, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$17,251	$20,518	$(3,267)	(15.9)%
Operating Income (Loss)	(3,666)	3,178	(6,844)	(215.4)%
Operating Margin	(21.3)%	15.5%

The decrease in revenue for the Customer Strategy Services segment was most significantly related to declines in the Middle East consulting business consistent with the first half of 2016.

The operating loss as a percentage of revenue was (21.3)% in the third quarter of 2016 as compared to income of 15.5% in the prior period. The loss included $4.5 million of charges for the impairment of two trade name intangible assets due to continued lower financial performance for two business units (see Part I. Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements).  The operating income also decreased related to the decline in revenue which caused an under utilization of the consultants as well as planned investments in practice area and geographic expansion. Included in the operating income was amortization expense of $0.8 million and $0.5 million for the quarters ended September 30, 2016 and 2015, respectively.

Interest Income (Expense)

For the three months ended September 30, 2016 interest income increased to $0.4 million from $0.2 million in the same period in 2015. Interest expense decreased to $2.0 million during 2016 from $2.3 million during 2015.

Other Income (Expense), Net

Included in the three months ended September 30, 2016 was a total of $5.3 million of estimated losses related to two business units which have been classified as assets held for sale (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the three months ended September 30, 2016 was a $4.3 million benefit related to a fair value adjustment of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Included in the three months ended September 30, 2015 was a $0.8 million expense related to fair value adjustments of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended September 30, 2016 was (6.9)%. This compares to an effective tax rate of 8.7% for the comparable period of 2015. The effective tax rate for the three months ended September 30, 2016 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $1.1 million of benefit related to uncertain tax positions, $0.6 million of expense related to return to provision adjustments, $1.3 million of benefit from restructuring expenses, $0.4 million of benefit related to impairments, $1.1 million of benefit related to losses recorded on assets held for sale, and $0.1 million of expense related to the write off of contingent payments, the Company’s effective tax rate for the third quarter of 2016 would have been 11.0%.

Results of Operations

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2016 and 2015 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$664,392	$675,015	$(10,623)	(1.6)%
Operating Income	36,189	43,956	(7,767)	(17.7)%
Operating Margin	5.4%	6.5%

The decrease in revenue for the Customer Management Services segment was attributable to a $21.0 million net increase in client programs offset by program completions of $14.9 million. Revenue was further impacted by a $16.7 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 5.4% for the nine months ended September 30, 2016 as compared to 6.5% in the prior period. The operating margin decrease is attributable to a shift in business mix to onshore vs. offshore, overall lower capacity utilization and the adverse impact of foreign exchange fluctuations. Included in the operating income was amortization related to acquired intangibles of $0.6 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Customer Growth Services

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$105,713	$90,379	$15,334	17.0%
Operating Income	4,138	1,891	2,247	118.8%
Operating Margin	3.9%	2.1%

The increase in revenue for the Customer Growth Services segment was due to a $22.7 million increase in client programs offset by program completions of $6.1 million and a $1.3 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 3.9%  for the nine months ended September 30, 2016 as compared to 2.1% in the prior period. This was attributable to increased revenue and improvements in the efficiency of the selling, general and administrative expenses. Included in the operating income was amortization related to acquired intangibles of $1.8 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Customer Technology Services

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$109,198	$115,935	$(6,737)	(5.8)%
Operating Income	9,932	9,033	899	10.0%
Operating Margin	9.1%	7.8%

The decrease in revenue for the Customer Technology Services segment was driven by a small increase for the CISCO offerings offset by decreases for the Avaya offerings.

The operating income as a percentage of revenue increased to 9.1%  for the nine months ended September 30, 2016 as compared to 7.8% in the prior period. Included in the income was an $0.7 million charge related to the impairment of a trade name intangible asset due to continued lower financial performance of the Avaya business unit (see Part I. Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements).  This was offset by increases in the profitability of the CISCO platform including Cloud, Managed Service and Consulting services. Included in the operating income was amortization related to acquired intangibles of $3.4 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$51,008	$63,610	$(12,602)	(19.8)%
Operating Income (Loss)	(3,752)	10,225	(13,977)	(136.7)%
Operating Margin	(7.4)%	16.1%

The decrease in revenue for the Customer Strategy Services segment was most significantly related to the decrease in Middle East consulting business as well as some revenue volatility in other regions.

The operating loss as a percentage of revenue was (7.4)%  for the nine months ended September 30, 2016 as compared to income of 16.1% in the prior period. The loss included $4.5 million of charges for the impairment of two trade name intangible assets due to continued lower performance of two business units (see Part I. Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements).  The operating margin decrease also related to lower revenue which caused an under utilization of the consultants as well as the planned investments in practice areas and geographic expansion. Included in the operating income was amortization expense of $2.3 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2016 interest income decreased to $0.8 million from $0.9 million in the same period in 2015. Interest expense increased to $5.8 million during 2016 from $5.7 million during 2015.

Other Income (Expense), Net

Included in the nine months ended September 30, 2016 was a total of $5.3 million of estimated losses related to two business units which have been classified as assets held for sale (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the nine months ended September 30, 2016 was a $4.3 million benefit related to a fair value adjustment of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated financial Statements for further details).

Included in the nine months ended September 30, 2015 was a $0.5 million benefit and a $0.8 million expense related to fair value adjustments of contingent consideration for two of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated financial Statements for further details).

Income Taxes

The effective tax rate for the nine months ended September 30, 2016 was 15.2%. This compares to an effective tax rate of 21.9% for the comparable period of 2015. The effective tax rate for the nine months ended September 30, 2016 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.3 million of benefit related to a reserve for uncertain tax positions, $1.2 million of expense related to return to provision, $1.1 million of expense related to valuation allowances, $1.3 million of benefit from restructuring expenses,  $0.5 million of benefit related to impairments, $1.1 million of benefit related to losses recorded on businesses held for sale, $0.1 million of expense related to the write off of contingent payments, and $0.1 million benefit related to other items, the Company’s effective tax rate for the nine months ended September 30, 2016 would have been 13.9%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2016, we generated positive operating cash flows of $107.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2016 and 2015.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $61.3 million and $60.3 million as of September 30, 2016 and December 31, 2015, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2016 and 2015, net cash flows provided by operating activities was $107.1 million and $116.2 million, respectively. The decrease was primarily due to $5.8 million in cash paid for prepaid assets and a $24.9 million increase in payments made for operating expenses, offset by a $19.1 million increase in cash collected from accounts receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016 and 2015, we reported net cash flows used in investing activities of $39.2 million and $59.8 million, respectively. The decrease was due to a $10.3 million decrease in capital expenditures and the $9.0 million investment made during the first nine months of 2015.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016 and 2015, we reported net cash flows used in financing activities of $57.3 million and $27.5 million, respectively. The change in net cash flows from 2015 to 2016 was primarily due to a $14.0 million increase in the Credit Facility, a decrease in the contingent consideration and hold-back acquisition payments of $2.4 million, offset by a $40.7 million increase in purchases of our outstanding common stock, and $1.9 million paid for debt reissuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a decrease in capital expenditures. Free cash flow was $68.3 million and $67.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$54,120	$30,651	$107,146	$116,164
Less: Purchases of property, plant and equipment	11,120	19,679	38,863	49,184
Free cash flow	$43,000	$10,972	$68,283	$66,980

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2016 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$3,129	$5,937	$133,082	$—	$142,148
Equipment financing arrangements	1,696	1,545	228	—	3,469
Contingent consideration	—	—	—	—	—
Purchase obligations	8,015	11,030	2,516	—	21,561
Operating lease commitments	35,822	49,792	25,023	26,598	137,235
Other debt	2,676	4,224	1,553	—	8,453
Total	$51,338	$72,528	$162,402	$26,598	$312,866

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2016.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $3.4 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2016 to be approximately 4.2% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2016 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2016, one of our clients represented 10.4% of our total revenue. Our five largest clients accounted for 36.4% and 37.0% of our consolidated revenue for the three months ended September 30, 2016 and 2015, respectively. Our five largest clients accounted for 35.8% and 35.8% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. We have experienced long-term relationships with our top five clients, ranging from 10 to 20 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2016, we had $129.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2016, interest accrued at a rate of approximately 1.5% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangements as of September 30, 2016 and December 31, 2015 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
As of September 30, 2016:	Amount	Received	Paid	Date	Date
Swap 2	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$15 million

As of December 31, 2015:
Swap 1	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
Swap 2	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2016 and 2015, revenue associated with this foreign exchange risk was 33% and 31% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2016	Amount	Amount		12 months	Through
Philippine Peso	14,279,000	308,428	(1)	42.2%	August 2021
Mexican Peso	2,278,000	142,576		30.0%	May 2021
		$451,004

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2015	Amount	Amount
Philippine Peso	16,362,000	361,571	(1)
Mexican Peso	2,637,000	173,124
		$534,695

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2016 and December 31, 2015.

The fair value of our cash flow hedges at September 30, 2016 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2016	Next 12 Months
Philippine Peso	(16,600)	(10,367)
Mexican Peso	(31,896)	(12,510)
	$(48,496)	$(22,877)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2015 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $18.9 million and $8.2 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2016 and 2015, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2016 and 2015, approximately 22% and 23%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2016 or December 31, 2015.

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

At the year ended December 31, 2015, the Company identified material weaknesses in its internal control over financial reporting which continued to exist as of September 30, 2016. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Remediation Plan for Material Weakness

Building on its efforts during 2015 and the first and second quarters of 2016, our management, with the oversight of the Audit Committee of our board of directors, continued in the third quarter of 2016 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively implement additional control procedures. The remediation efforts taken in 2016, outlined below, and previously taken in 2015, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2015, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Remediation Actions for Control Environment:

•

We hired additional personnel and established appropriate roles and responsibilities within our global finance and accounting organization to improve our knowledge and expertise over financial reporting. Since mid-year 2015, we have been actively upgrading key accounting leadership personnel in the United States, Philippines, and Mexico. Our focus is on upgrading personnel that have responsibilities for the knowledge of and technical expertise in US GAAP. We appointed a VP accounting operations, two assistant controllers with responsibility for our reporting segments, additional technical accounting staff, and managers to facilitate coordination of our Sarbanes-Oxley compliance and our external audit.

•

In addition, we engaged an independent third party expert to assist us in our review of our control structure, including a comprehensive risk assessment with respect to our internal controls, and to provide constructive recommendations for optimization of our controls and control environment, including our implementation of a periodic monitoring process for the design and operating effectiveness of our control activities. We have implemented these expert recommendations and have upgraded our control structure, but we can provide no assurance as to the timing of when the material weaknesses will be remediated as a result of these changes.

•

We have implemented comprehensive training for our accounting managers designed to provide our personnel with knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We plan to include a program of continuous education for our new staff and refresher courses for existing staff on an ongoing basis.

Remediation Actions for Account Reconciliations

•	Beginning in the quarter ended September 30, 2015, we implemented enhanced control procedures over our reconciliation process including tracking and monitoring the completeness of reconciliations.
•

Beginning in the quarter ended December 31, 2015, we implemented additional balance sheet and income statement analytics designed to further enhance our ability to detect material misstatements within our financial statements. We have implemented these analyses to further strengthen the control environment in which our financial information is compiled and provide additional assurances as to the fair presentation of our financial statements.

Remediation Actions for Journal Entries

•	We have reviewed our accounting system configuration and are implementing the necessary system controls to eliminate the ability for a user to create and post a journal entry.
•	We have integrated our acquired companies onto our accounting system which has system controls to prevent a user from posting and approving their own journal entries.
•	We have created a specific set of general ledger reports used to monitor journal entry sources, segregation of duties, and proper approvals.

Remediation Actions for Revenue Processes

•	We are optimizing our revenue accounting organization structure to improve our control environment including the establishment of a revenue quality assurance organization.
•	We are implementing enhanced control procedures and additional controls over our revenue process including, but not limited to, system controls and specific transaction controls.
•	We are implementing a document storage system for improved organization and evidence of review.
•

We have expanded the invoice review control procedures to encompass the utilization of standardized invoice templates and contract review templates and we performed a comprehensive training program over these control procedures.

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

Changes in Internal Control Over Financial Reporting

Outside of the enhancements listed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2016:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
June 30, 2016				$33,480
July 1, 2016 - July 31, 2016	229,397	$27.88	229,397	$27,084
August 1, 2016 - August 31, 2016	261,800	$29.02	261,800	$19,487
September 1, 2016 - September 30, 2016	250,887	$28.61	250,887	$12,310
Total	742,084		742,084

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in June 2016, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2016, the Board has authorized the repurchase of shares up to a total value of $712.3 million, of which we have purchased 44.8 million shares on the open market for $700.0 million. As of September 30, 2016 the remaining amount authorized for repurchases under the program was approximately $12.3  million. The stock repurchase program does not have an expiration date. On November 7, 2016, the Board of Directors authorized an increase in the share repurchase allowance of $25 million.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.1*		Separation Agreement dated August 17, 2016 between Keith Gallacher and TeleTech Services Corporation

10.2*

Share Purchase Agreement  between TeleTech Europe BV and TeleTech Canada and Kilmer Capital Fund II L.P., 8169306 Canada Inc. Bank of Montreal, doing business as BMO Capital Partners, and certain management shareholders of November 9, 2016

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*	Separation Agreement dated August 17, 2016 between Keith Gallacher and TeleTech Services Corporation

10.2*

Share Purchase Agreement  between TeleTech Europe BV and TeleTech Canada and Kilmer Capital Fund II L.P., 8169306 Canada Inc. Bank of Montreal, doing business as BMO Capital Partners, and certain management shareholders of November 9, 2016

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2016 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited).