Form 10-Q
period 2017-03-31
TELETECH HOLDINGS INC
filed 2017-05-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of April 30, 2017, there were 45,618,573 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$66,475	$55,264
Accounts receivable, net	272,827	300,808
Prepaids and other current assets	64,002	59,905
Income tax receivable	7,670	7,035
Assets held for sale	12,967	10,715
Total current assets	423,941	433,727

Long-term assets
Property, plant and equipment, net	151,841	151,037
Goodwill	129,765	129,648
Deferred tax assets, net	47,065	53,585
Other intangible assets, net	29,656	30,787
Other long-term assets	57,883	47,520
Total long-term assets	416,210	412,577
Total assets	$840,151	$846,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,232	$38,197
Accrued employee compensation and benefits	78,689	66,133
Other accrued expenses	25,078	14,830
Income tax payable	10,047	7,040
Deferred revenue	27,215	23,318
Other current liabilities	25,006	29,154
Liabilities held for sale	2,446	1,357
Total current liabilities	202,713	180,029

Long-term liabilities
Line of credit	182,000	217,300
Deferred tax liabilities, net	301	160
Deferred rent	15,625	15,256
Other long-term liabilities	64,240	71,664
Total long-term liabilities	262,166	304,380
Total liabilities	464,879	484,409

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	—	—

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 45,768,986 and 46,113,693 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	458	462
Additional paid-in capital	349,688	348,739
Treasury stock at cost: 36,283,267 and 35,938,560 shares as of March 31, 2017 and December 31, 2016, respectively	(614,233)	(603,262)
Accumulated other comprehensive income (loss)	(112,515)	(126,964)
Retained earnings	745,115	735,939
Noncontrolling interest	6,759	6,981
Total stockholders’ equity	375,272	361,895
Total liabilities and stockholders’ equity	$840,151	$846,304

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue	$338,277	$312,410

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	253,898	231,340
Selling, general and administrative	43,220	45,500
Depreciation and amortization	14,500	17,729
Restructuring charges, net	169	88
Total operating expenses	311,787	294,657

Income from operations	26,490	17,753

Other income (expense)
Interest income	426	166
Interest expense	(2,318)	(1,964)
Other income (expense), net	960	478
Total other income (expense)	(932)	(1,320)

Income before income taxes	25,558	16,433

Provision for income taxes	(5,391)	(4,528)

Net income	20,167	11,905

Net income attributable to noncontrolling interest	(922)	(680)

Net income attributable to TeleTech stockholders	$19,245	$11,225

Other comprehensive income (loss)
Net income	$20,167	$11,905
Foreign currency translation adjustments	6,228	9,956
Derivative valuation, gross	13,975	9,579
Derivative valuation, tax effect	(5,791)	(4,100)
Other, net of tax	129	175
Total other comprehensive income (loss)	14,541	15,610
Total comprehensive income (loss)	34,708	27,515

Less: Comprehensive income attributable to noncontrolling interest	(1,014)	(740)

Comprehensive income (loss) attributable to TeleTech stockholders	$33,694	$26,775

Weighted average shares outstanding
Basic	45,950	48,368
Diluted	46,315	48,746

Net income per share attributable to TeleTech stockholders
Basic	$0.42	$0.23
Diluted	$0.42	$0.23

Dividends declared per share outstanding	$0.22	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2016	—	$—	46,114	$462	$(603,262)	$348,739	$(126,964)	$735,939	$6,981	$361,895
Net income	—	—	—	—	—	—	—	19,245	922	20,167
Dividends to shareholders ($0.22 per common share)	—	—	—	—	—	—	—	(10,069)	—	(10,069)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(945)	(945)
Foreign currency translation adjustments	—	—	—	—	—	—	6,136	—	92	6,228
Derivatives valuation, net of tax	—	—	—	—	—	—	8,184	—	—	8,184
Vesting of restricted stock units	—	—	42	—	683	(1,370)	—	—	—	(687)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Excess tax benefit from equity-based awards, net	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	2,319	—	—	(291)	2,028
Purchases of common stock	—	—	(387)	(4)	(11,654)	—	—	—	—	(11,658)
Other, net of tax	—	—	—	—	—	—	129	—	—	129
Balance as of March 31, 2017	—	$—	45,769	$458	$(614,233)	$349,688	$(112,515)	$745,115	$6,759	$375,272

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$20,167	$11,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,500	17,729
Amortization of contract acquisition costs	406	169
Amortization of debt issuance costs	171	235
Imputed interest expense and fair value adjustments to contingent consideration	20	145
Provision for doubtful accounts	61	218
(Gain) loss on disposal of assets	23	(10)
Deferred income taxes	(918)	5,083
Excess tax benefit from equity-based awards	(284)	(196)
Equity-based compensation expense	2,041	2,759
(Gain) loss on foreign currency derivatives	(1,205)	(4,052)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	28,610	329
Prepaids and other assets	(7,187)	(9,525)
Accounts payable and accrued expenses	10,456	(10,258)
Deferred revenue and other liabilities	8,071	(1,745)
Net cash provided by operating activities	74,932	12,786

Cash flows from investing activities
Proceeds from sale of long-lived assets	13	1
Purchases of property, plant and equipment, net of acquisitions	(12,035)	(14,949)
Payments for contract acquisition costs	(1,021)	—
Investments in non-marketable equity investments	(1,153)	—
Acquisitions, net of cash acquired of zero and zero, respectively	—	(200)
Net cash used in investing activities	(14,196)	(15,148)

Cash flows from financing activities
Proceeds from line of credit	536,900	581,500
Payments on line of credit	(572,200)	(548,500)
Payments on other debt	(1,215)	(550)
Payments of contingent consideration and hold-back payments to acquisitions	—	(7,628)
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(945)	(900)
Proceeds from exercise of stock options	—	6
Tax payments related to issuance of restricted stock units	(687)	(1,248)
Excess tax benefit from equity-based awards	—	196
Payments of debt issuance costs	—	(1,883)
Purchase of treasury stock	(11,658)	(8,730)
Net cash (used in) provided by financing activities	(49,805)	12,263

Effect of exchange rate changes on cash and cash equivalents	280	5,217

Increase in cash and cash equivalents	11,211	15,118
Cash and cash equivalents, beginning of period	55,264	60,304
Cash and cash equivalents, end of period	$66,475	$75,422

Supplemental disclosures
Cash paid for interest	$2,127	$1,627
Cash paid for income taxes	$450	$7,659
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$534	$1,002
Acquisition of equipment through increase in accounts payable, net	$1,361	$(1,257)
Contract acquisition costs credited to accounts receivable	$—	$200
Dividend declared but not paid	$10,069	$8,923

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a leading global provider of technology enabled customer experience services. The Company helps leading brands improve customer experiences and operational effectiveness through a unique combination of technological innovation and operational expertise. The Company’s portfolio of solutions includes consulting, technology, operations and analytics to enable a seamless customer experience across every interaction channel and phase of the customer lifecycle. TeleTech’s 48,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries across all the segments and via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, and its 55% equity owned subsidiary Percepta, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company has evaluated the impact of this adjustment and concluded that the adjustment was not material to the previously issued consolidated financial statements.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which amends the existing accounting standards related to stock-based compensation. The ASU simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. Beginning with the first quarter of 2017, the Company has adopted the new guidance as applicable and this adoption did not have a material impact on its financial position, results of operation or related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment”. ASU 2017-04 removes the need to complete Step 2 of any goodwill impairment test that has failed Step 1. The goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value. The ASU is effective for interim and annual periods beginning on or after December 15, 2019 and early adoption is permitted. The Company early adopted this standard as of January 1, 2017.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The total purchase price was $48.4 million ($65.0 CAD), including certain working capital adjustments, and consisted of $47.5 million in cash at closing and a $1.4 million hold-back payment for contingencies as defined in the sale and purchase agreement, which will be paid out in month 12 and month 24, if required.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$2,655
Accounts receivable, net	18,320
Other assets	615
Property, plant and equipment	3,161
Deferred tax assets, net	583
Customer relationships	10,500
Goodwill	20,443
56,277

Accounts payable	1,199
Accrued employee compensation and benefits	2,418
Accrued expenses	2,597
Other	1,678
7,892

Total purchase price	$48,385

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total potential purchase price was $34.4 million, subject to certain working capital adjustments, and consisted of $18.1 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which was paid in the first quarter of 2016. The total contingent consideration possible per the sale and purchase agreement ranges from zero to $17.6 million and the earn-out payments were payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively. As of December 31, 2016, the contingent consideration has been finalized and a total of $12.0 million was earned and paid.

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

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the Customer Growth Services segment and one business unit from the Customer Strategy Services segment would be divested from the Company’s operations. These business units met the criteria to be classified as held for sale. The Company has engaged a broker for one of the business units and is assessing potential buyers for both business units. The Company anticipates the transactions will be finalized during the next six to nine months. The Company has taken into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third party evidence from similar transactions to complete the fair value analysis as there has not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of September 30, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2017, these losses continue to be the best estimates and no changes have been recorded.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of March 31, 2017.

As of
March 31, 2017
Cash	$—
Accounts receivable, net	9,156
Allowance for doubtful accounts	(51)
Other assets	427
Property, plant and equipment	1,004
Deferred tax assets, net	—
Customer relationships	2,077
Goodwill	3,033
Other intangible assets	2,621
Allowance for reduction of assets held for sale	(5,300)
Total assets	$12,967

Accounts payable	$801
Accrued employee compensation and benefits	709
Accrued expenses	794
Other	142
Total liabilities	$2,446

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TeleTech has deployed the CaféX technology as part of the TeleTech customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock; $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At March 31, 2017, the Company owns 16.8% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tested the investment in CaféX for impairment and concluded that the investment was not impaired at March 31, 2017 or December 31, 2016.

Subsequent Events

Connextions

On April 3, 2017, the Company acquired all of the outstanding shares of Connextions, Inc., a health care technology and customer service provider company, from OptumHealth Holdings, LLC. Connextions is being integrated into the health care vertical of the Customer Management Services segment of the Company. The Company paid an aggregate purchase price of $80.0 million in cash, subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements; and into transition services agreements to facilitate the transfer of the business.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$252,098	$(19)	$252,079	$11,242	$20,596
Customer Growth Services	33,658	—	33,658	778	2,410
Customer Technology Services	35,850	(157)	35,693	1,812	3,057
Customer Strategy Services	16,847	—	16,847	668	427
Total	$338,453	$(176)	$338,277	$14,500	$26,490

Three Months Ended March 31, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$228,019	(98)	$227,921	$12,254	$15,595
Customer Growth Services	33,519	—	33,519	1,743	495
Customer Technology Services	35,370	(102)	35,268	2,875	2,780
Customer Strategy Services	15,702	—	15,702	857	(1,117)
Total	$312,610	$(200)	$312,410	$17,729	$17,753

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Capital Expenditures
Customer Management Services	$8,579	$11,978
Customer Growth Services	120	1,187
Customer Technology Services	3,200	1,733
Customer Strategy Services	136	51
Total	$12,035	$14,949

	March 31, 2017	December 31, 2016
Total Assets
Customer Management Services	$572,787	$585,679
Customer Growth Services	69,422	71,540
Customer Technology Services	125,581	115,537
Customer Strategy Services	72,361	73,548
Total	$840,151	$846,304

	March 31, 2017	December 31, 2016
Goodwill
Customer Management Services	$42,395	$42,589
Customer Growth Services	24,439	24,439
Customer Technology Services	41,500	41,500
Customer Strategy Services	21,431	21,120
Total	$129,765	$129,648

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
United States	$178,432	$174,577
Philippines	85,575	84,296
Latin America	33,117	30,158
Europe / Middle East / Africa	15,410	16,492
Asia Pacific	7,111	5,650
Canada	18,632	1,237
Total	$338,277	$312,410

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2017 or 2016. The Company does have several clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2017.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2016	Adjustments	Impairments	Currency	2017

Customer Management Services	$42,589	$(435)	$—	$241	$42,395
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	—	—	—	41,500
Customer Strategy Services	21,120	—	—	311	21,431
Total	$129,648	$(435)	$—	$552	$129,765

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2017, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2017, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands and net of tax):

	Three Months Ended March 31,
	2017	2016

Aggregate unrealized net gain/(loss) at beginning of period	$(32,393)	$(26,885)
Add: Net gain/(loss) from change in fair value of cash flow hedges	12,320	9,032
Less: Net (gain)/loss reclassified to earnings from effective hedges	(4,136)	(3,553)
Aggregate unrealized net gain/(loss) at end of period	$(24,209)	$(21,406)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2017 and December 31, 2016 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2017	Amount	Amount		12 months	Through
Philippine Peso	11,795,000	249,872	(1)	30.0%	August 2021
Mexican Peso	1,924,000	117,978		17.2%	May 2021
		$367,850

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2017 and December 31, 2016.

The Company’s interest rate swap arrangements as of March 31, 2017 and December 31, 2016 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 2	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$15 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2017 and December 31, 2016 the total notional amounts of the Company’s forward contracts used as fair value hedges were $226.1 million and $227.8 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$—	$—	$2,005
Other long-term assets	13	—	—
Other current liabilities	(19,240)	(57)	(61)
Other long-term liabilities	(20,926)	—	—
Total fair value of derivatives, net	$(40,153)	$(57)	$1,944

	December 31, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,178	$—	$1,606
Other long-term assets	—	—	—
Other current liabilities	(23,503)	(147)	(866)
Other long-term liabilities	(31,714)	—	—
Total fair value of derivatives, net	$(54,039)	$(147)	$740

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(4,084)	$(52)	$(3,420)	$(133)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(6,806)	$—	$(5,897)	$—
Interest expense	—	(89)	—	(229)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(56)	$—	$3,992

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

The following presents information as of March 31, 2017 and December 31, 2016 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2017, the investment in CaféX Communication, Inc., which consists of the Company’s first quarter 2015 $9.0 million investment, the fourth quarter 2016 $3.2 million investment and the first quarter 2017 $1.1 million investment, is recorded at $13.3 million which approximates fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2017 and December 31, 2016, the Company had $182.0 million and $217.3 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2017 outstanding borrowings accrued interest at an average rate of 1.8% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2017, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(40,153)	$—	$(40,153)
Interest rate swaps	—	(57)	—	(57)
Fair value hedges	—	1,944	—	1,944
Total net derivative asset (liability)	$—	$(38,266)	$—	$(38,266)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(54,039)	$—	$(54,039)
Interest rate swaps	—	(147)	—	(147)
Fair value hedges	—	740	—	740
Total net derivative asset (liability)	$—	$(53,446)	$—	$(53,446)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(11,150)	$—
Derivative instruments, net	—	(38,266)	—
Contingent consideration	—	—	(1,813)
Total liabilities	$—	$(49,416)	$(1,813)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,841)	$—
Derivative instruments, net	—	(53,446)	—
Contingent consideration	—	—	(1,808)
Total liabilities	$—	$(64,287)	$(1,808)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of rogenSi and Atelka. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 4.6% or 0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payables reached their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2016	Acquisitions	Payments	Adjustments	2017

Welltok	$1,250	$—	$—	$—	$1,250
Atelka	558	—	—	5	563
Total	$1,808	$—	$—	$5	$1,813

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

In accordance with ASC 740, the Company recorded a liability during the first quarter of 2016 of $1.1 million, inclusive of penalties and interest, for uncertain tax positions. See Note 1 for further information on this item.

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

As of March 31, 2017, the Company had $47.1 million of gross deferred tax assets (after a $9.8 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $46.8 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 21.1% and 27.6%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2013 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for rogenSi in Hong Kong for the tax year 2014, Canada for tax years 2009 and 2010, and the state of Michigan in the United States for tax years 2012 through 2015. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. During the second quarter of 2016, the Company successfully closed their audit in the U.S. for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition) with no changes. The Company also closed in the fourth quarter of 2016 their audit in New Zealand for tax years 2013 and 2014 with no changes.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended March 31, 2017 and 2016 was approximately $3.1 million and $2.5 million, respectively, which had a favorable impact on diluted net income per share of $0.07 and $0.05, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2017 and 2016, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Reduction in force
Customer Management Services	$(36)	$88
Customer Growth Services	—	—
Customer Technology Services	79	—
Customer Strategy Services	—	—
Total	$43	$88

	Three Months Ended March 31,
	2017	2016

Facility exit and other charges
Customer Management Services	$42	$—
Customer Growth Services	—	—
Customer Technology Services	84	—
Customer Strategy Services	—	—
Total	$126	$—

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2016	$1,468	$98	$1,566
Expense	105	126	231
Payments	(399)	(113)	(512)
Change due to foreign currency	2	—	2
Change in estimates	(62)	—	(62)
Balance as of March 31, 2017	$1,114	$111	$1,225

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The remaining restructuring accruals are expected to be paid or extinguished during 2017 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2017 and 2016, the Company recognized no losses related to leasehold improvement assets.

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

The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility at a rate of 0.125% to 0.250% based on the Company’s net leverage ratio.

The Company is obligated to maintain a maximum net leverage ratio of 3.25 to 1.00, and a minimum interest coverage ratio of 2.50 to 1.00.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2017 and December 31, 2016, the Company had borrowings of $182.0 million and $217.3 million, respectively, under its Credit Agreement, and its average daily utilization was $410.4 million and $313.5 million for the three months ended March 31, 2017 and 2016, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $420 million as of March 31, 2017. As of March 31, 2017, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2017, outstanding letters of credit under the Credit Agreement totaled $3.9 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2017, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $6.5 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2017	2016
Noncontrolling interest, January 1	$6,981	$7,201
Net income attributable to noncontrolling interest	922	680
Dividends distributed to noncontrolling interest	(945)	(900)
Foreign currency translation adjustments	92	60
Other	—	10
Equity-based compensation expense	(291)	31
Noncontrolling interest, March 31	$6,759	$7,082

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Three Months Ended March 31,
	2017	2016
Mandatorily redeemable noncontrolling interest, January 1	$—	$4,131
Net income attributable to mandatorily redeemable noncontrolling interest	—	—
Working capital distributed to mandatorily redeemable noncontrolling interest	—	—
Change in redemption value	—	(26)
Purchase of mandatorily redeemable noncontrolling interest	—	—
Mandatorily redeemable noncontrolling interest, March 31	$—	$4,105

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	9,896	9,032	377	19,305
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,553)	(202)	(3,755)
Net current period other comprehensive income (loss)	9,896	5,479	175	15,550

Accumulated other comprehensive income (loss) at March 31, 2016	$(61,300)	$(21,406)	$(3,109)	$(85,815)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	6,136	12,320	246	18,702
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,136)	(117)	(4,253)
Net current period other comprehensive income (loss)	6,136	8,184	129	14,449

Accumulated other comprehensive income (loss) at March 31, 2017	$(85,872)	$(24,209)	$(2,434)	$(112,515)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended March 31,		Comprehensive Income
	2017	2016	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(6,806)	$(5,897)	Revenue
Loss on interest rate swaps	(89)	(229)	Interest expense
Tax effect	2,759	2,573	Provision for income taxes
	$(4,136)	$(3,553)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(130)	$(224)	Cost of services
Tax effect	13	22	Provision for income taxes
	$(117)	$(202)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016

Shares used in basic earnings per share calculation	45,950	48,368
Effect of dilutive securities:
Stock options	6	18
Restricted stock units	342	347
Performance-based restricted stock units	17	13
Total effects of dilutive securities	365	378
Shares used in dilutive earnings per share calculation	46,315	48,746

For the three months ended March 31, 2017 and 2016, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended March 31, 2017 and 2016, restricted stock units (“RSUs”) of 0.0 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2017 and 2016, the Company recognized total compensation expense of $2.0 million and $2.8 million, respectively. Of the total compensation expense, $0.4 million and $0.7 million was recognized in Cost of services and $1.6 million and $2.1 million was recognized in Selling, general and administrative, respectively, during the three months ended 2017 and 2016.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Unit Grants

During the three months ended March 31, 2017 and 2016, the Company granted 624,862 and 18,806 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.3 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $18.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

The Company recognized compensation expense related to subsidiary performance options of $(0.3) million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively. The option benefit for 2017 is a resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but not limited to factors discussed in the “Risk Factors” section of our 2016 Annual Report on Form 10-K. The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients or a large portion of one client’s business could adversely effect our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and the related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a leading global provider of technology enabled customer experience services. We help leading brands improve customer experiences and operational effectiveness through a unique combination of technological innovation and operational expertise. Our portfolio of solutions includes consulting, technology, operations and analytics to enable a seamless customer experience across every interaction channel and phase of the customer lifecycle. Our solutions are supported by 48,000 employees delivering services in 23 countries from 82 customer engagement centers on six continents. Our revenue for the quarter ended March 31, 2017 was $338 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our heritage business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $338.3 million in revenue we reported in the current period, approximately 25.5% or $86.2 million came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from the heritage business process outsourcing focused CMS segment.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of March 31, 2017, our cumulative authorized repurchase allowance was $762.3 million, of which we repurchased 45.8 million shares for $729.1 million. For the period from April 1, 2017 through April 30, 2017, we repurchased 177 thousand additional shares. The stock repurchase program does not have an expiration date.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. A second dividend of $0.18 per common share was paid on October 14, 2015 to shareholders of record as of September 30, 2015. A third dividend of $0.185 per common share was paid on April 15, 2016 to shareholders of record as of March 31, 2016. A fourth dividend of $0.20 per common share was paid on October 14, 2016 to shareholders of record as of October 3, 2016. Effective February 23, 2017, the Board of Directors authorized an additional semi-annual dividend of $0.22 per common share, which was paid on April 14, 2017 to shareholders of record as of March 31, 2017.

Our Integrated Service Offerings and Business Segments

We have four operating and reportable segments, which provide an integrated set of services including:

Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our strategy and operations, analytics, learning and performance, change management and consulting expertise, we help our clients design, build and execute their customer engagement strategies. We help our clients to better understand and predict their customers’ behaviors and preferences along with their current and future economic value. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this segment involves instilling a high performance culture through management and leadership alignment and process optimization.

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

Financial Highlights

In the first quarter of 2017, our revenue increased 8.3% to $338.3 million over the same period in 2016 including an increase of 0.3% or $1.0 million due to foreign currency fluctuations. This increase in revenue is comprised of an increase from the Atelka acquisition and organic growth across all four of the segments. Revenue, adjusted for the $1.0 million increase related to foreign exchange, increased by $24.8 million, or 7.9%, over the prior year.

Our first quarter 2017 income from operations increased 49.2% to $26.5 million or 7.8% of revenue, from $17.8 million or 5.7% of revenue in the first quarter of 2016. This increase is primarily due to increases in CMS and CGS volumes, the operating income optimization actions the Company executed in the second half of 2016 including restructuring of the sales and marketing functions and several IT support functions, a deprioritization of certain non-essential business and activities, improvement in our people, site and technology utilization and a $4.0 million increase due to foreign currency fluctuations. Income from operations in the first quarter of 2017 and 2016 included $0.2 million and $0.1 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 22,700 workstations, representing 58% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $109 million and represented 38% of our revenue for the first quarter of 2017, as compared to $107 million and 41% of our revenue for 2016.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2017, we had $66.5 million of cash and cash equivalents, total debt of $197.6 million, and a total debt to total capitalization ratio of 34.5%.

We internally target capacity utilization in our customer engagement centers at 80% to 90% of our available workstations. As of March 31, 2017, the overall capacity utilization in our centers was 78%. The table below presents workstation data for all of our centers as of March 31, 2017 and 2016. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2017			March 31, 2016
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	38,643	29,962	78%	31,489	22,484	71%
Sites open <1 year	270	270	100%	4,315	3,530	82%
Total workstations	38,913	30,232	78%	35,804	26,014	73%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2017 and 2016 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue	$252,079	$227,921	$24,158	10.6%
Operating Income	20,596	15,595	5,001	32.1%
Operating Margin	8.2%	6.8%

The increase in revenue for the Customer Management Services segment was attributable to a $28.8 million net increase in client programs including the Atelka acquisition and a $1.0 million increase due to foreign currency fluctuations, offset by program completions of $5.6 million.

The operating income as a percentage of revenue increased to 8.2% in the first quarter of 2017 as compared to 6.8% in the prior period. The operating margin increased due to higher revenue including the acquisition of Atelka, a $3.9 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the send half of 2016. Included in the operating income was amortization related to acquired intangibles of $0.5 million and $0.2 million for the quarters ended March 31, 2017 and 2016, respectively.

Customer Growth Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue	$33,658	$33,519	$139	0.4%
Operating Income	2,410	495	1,915	386.9%
Operating Margin	7.2%	1.5%

The increase in revenue for the Customer Growth Services segment was due to a $4.3 million increase in client programs offset by program completions of $4.3 million.

The operating income as a percentage of revenue increased to 7.2% in the first quarter of 2017 as compared to 1.5% in the prior period. This increase in margin is related to reductions in the Digital Marketing losses and increases in pricing for several of our large programs. Included in the operating income was amortization related to acquired intangibles of zero and $0.7 million for the quarters ended March 31, 2017 and 2016, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue	$35,693	$35,268	$425	1.2%
Operating Income	3,057	2,780	277	10.0%
Operating Margin	8.6%	7.9%

The increase in revenue for the Customer Technology Services segment was driven by increases for CISCO including higher product sales offset by decreases in the Avaya offerings as we wind down this business unit.

The operating income as a percentage of revenue increased to 8.6% in the first quarter of 2017 as compared to 7.9% in the prior period. This increase is primarily due to a decrease in amortization as well as profit from the increased revenue. Included in the operating income was amortization related to acquired intangibles of $0.3 million and $1.2 million for the quarters ended March 31, 2017 and 2016, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue	$16,847	$15,702	$1,145	7.3%
Operating Income	427	(1,117)	1,544	138.2%
Operating Margin	2.5%	(7.1)%

The increase in revenue for the Customer Strategy Services segment was related to growth in the Service Optimization and Insights practices across multiple delivery regions.

The operating income as a percentage of revenue increased to 2.5% in the first quarter of 2017 as compared to a loss of (7.1)% in the prior period. The positive operating income is related to the growth in revenue which increased the utilization of the consultants as well as reduced losses for the PRG Middle East unit which we are holding for sale. Included in the operating income was amortization expense of $0.6 million and $0.8 million for the quarters ended March 31, 2017 and 2016, respectively.

Interest Income (Expense)

For the three months ended March 31, 2017 interest income increased to $0.4 million from $0.2 million in the same period in 2016. Interest expense increased to $2.3 million during 2017 from $2.0 million during 2016 primarily due to larger outstanding balances on the line of credit.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 21.1%. This compares to an effective tax rate of 27.6% for the comparable period of 2016. The effective tax rate for the three months ended March 31, 2017 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.3 million of expense related to return to provision adjustments, a $0.3 million benefit related to excess taxes on equity compensation, and a $0.1 million of benefit from restructuring expenses, the Company’s effective tax rate for the first quarter of 2017 would have been 21.3%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2017, we generated positive operating cash flows of $74.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2017 and 2016.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $66.5 million and $55.3 million as of March 31, 2017 and December 31, 2016, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2017 and 2016, net cash flows provided by operating activities was $74.9 million and $12.8 million, respectively. The increase was primarily due to a $28.3 million increase in cash collected from accounts receivable, a $20.7 million decrease in payments made for operating expenses and a $9.8 million increase in collections for deferred revenue.

Cash Flows from Investing Activities

For the three months ended March 31, 2017 and 2016, we reported net cash flows used in investing activities of $14.2 million and $15.1 million, respectively. The decrease was due to a $2.9 million decrease in capital expenditures offset by an additional $1.2 million funding for an investment.

Cash Flows from Financing Activities

For the three months ended March 31, 2017 and 2016, we reported net cash flows used in (provided by) financing activities of $49.8 million and $(12.3) million, respectively. The change in net cash flows from 2016 to 2017 was primarily due to a $68.3 million decrease in the Credit Facility and a $2.9 million increase in purchases of our outstanding common stock, offset by a decrease in the contingent consideration and hold-back acquisition payments of $7.6 million and a decrease of $1.9 million related to the 2016 payment of debt issuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in cash flow from working capital and a decrease in capital expenditures. Free cash flow was $62.9 million and $(2.2) million for the three months ended March 31, 2017 and 2016, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$74,932	$12,786
Less: Purchases of property, plant and equipment	12,035	14,949
Free cash flow	$62,897	$(2,163)

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2017 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$4,993	9,935	186,554	—	$201,482
Equipment financing arrangements	3,227	3,897	1,425	—	8,549
Contingent consideration	1,171	642	—	—	1,813
Purchase obligations	11,643	11,213	2,132	—	24,988
Operating lease commitments	41,201	59,244	34,376	29,930	164,751
Other debt	2,420	3,838	834	—	7,092
Total	$64,655	$88,769	$225,321	$29,930	$408,675

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2017.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
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

Future Capital Requirements

We expect total capital expenditures in 2017 to be approximately 4.6% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2017 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2017, one of our clients represented 9.6% of our total revenue. Our five largest clients accounted for 34.1% and 35.8% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. We have experienced long-term relationships with our top five clients, ranging from nine to 20 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2017, we had $182.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2017, interest accrued at a rate of approximately 1.8% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangements as of March 31, 2017 and December 31, 2016 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
Swap 2	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017
15 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Costa Rica, Mexico, Poland, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2017 and 2016, revenue associated with this foreign exchange risk was 28% and 32% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2017 and December 31, 2016 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2017	Amount	Amount		12 months	Through
Philippine Peso	11,795,000	249,872	(1)	30.0%	August 2021
Mexican Peso	1,924,000	117,978		17.2%	May 2021
		$367,850

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2017 and December 31, 2016.

The fair value of our cash flow hedges at March 31, 2017 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2017	Next 12 Months
Philippine Peso	$(18,002)	$(9,375)
Mexican Peso	(22,151)	(9,865)
	$(40,153)	$(19,240)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2016 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $6.8 million and $5.9 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2017 and 2016, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2017 and 2016, approximately 26% and 20%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2017 or December 31, 2016.

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

At the year ended December 31, 2016, material weaknesses existed in the Company’s internal control over financial reporting which continued to exist as of March 31, 2017. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Remediation Efforts and Status of Remaining Material Weaknesses

Revenue: During 2016, management took the necessary steps to redesign the control framework, including the implementation of (i) a revenue quality assurance organization, (ii) standardized contract and invoice review and approval templates, and (iii) a document storage system for improved organization and evidence of review.  Additionally, management established a quarterly control owner certification process and invested in employee training. Management has completed the design and implementation of this control framework and has tested the revenue controls in the quarter ending December 31, 2016. Management will continue to test the controls for revenue in 2017 to ensure they have operated for a sufficient period of time before concluding on remediation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2017:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
December 31, 2016				$19,906
January 1, 2017 - January 31, 2017	105,000	$30.41	105,000	$16,713
February 1, 2017 - February 28, 2017	128,840	$29.84	128,840	$37,868
March 1, 2017 - March 31, 2017	152,500	$30.30	152,500	$33,248
Total	386,340		386,340

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2017, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 45.8 million shares on the open market for $729.1 million. As of March 31, 2017 the remaining amount authorized for repurchases under the program was approximately $33.2 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.91*

Second Amendment to Amended and Restated Credit Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender dated as of February 27, 2017.

10.96*		Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2017 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 9, 2017	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 9, 2017	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.91*

Second Amendment to Amended and Restated Credit Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender dated as of February 27, 2017.

10.96*	Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2017 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited).