Form 10-Q
period 2017-06-30
TELETECH HOLDINGS INC
filed 2017-08-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐   No ☑

As of July 31, 2017, there were 45,842,430 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE  30, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$77,910	$55,264
Accounts receivable, net	288,041	300,808
Prepaids and other current assets	67,080	59,905
Income tax receivable	7,703	7,035
Assets held for sale	8,969	10,715
Total current assets	449,703	433,727

Long-term assets
Property, plant and equipment, net	160,321	151,037
Goodwill	166,874	129,648
Deferred tax assets, net	32,988	53,585
Other intangible assets, net	60,742	30,787
Other long-term assets	59,495	47,520
Total long-term assets	480,420	412,577
Total assets	$930,123	$846,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,022	$38,197
Accrued employee compensation and benefits	81,544	66,133
Other accrued expenses	23,911	14,830
Income tax payable	9,822	7,040
Deferred revenue	22,964	23,318
Other current liabilities	23,089	29,154
Liabilities held for sale	1,908	1,357
Total current liabilities	199,260	180,029

Long-term liabilities
Line of credit	257,000	217,300
Deferred tax liabilities, net	137	160
Deferred rent	15,800	15,256
Other long-term liabilities	62,668	71,664
Total long-term liabilities	335,605	304,380
Total liabilities	534,865	484,409

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	—	—

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 45,694,081 and 46,113,693 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	458	462
Additional paid-in capital	351,006	348,739
Treasury stock at cost: 36,358,172 and 35,938,560 shares as of June 30, 2017 and December 31, 2016, respectively	(618,452)	(603,262)
Accumulated other comprehensive income (loss)	(104,707)	(126,964)
Retained earnings	759,809	735,939
Noncontrolling interest	7,144	6,981
Total stockholders’ equity	395,258	361,895
Total liabilities and stockholders’ equity	$930,123	$846,304

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$353,429	$305,105	$691,706	$617,515

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	268,004	226,768	521,902	458,108
Selling, general and administrative	43,985	44,774	87,205	90,274
Depreciation and amortization	16,258	17,221	30,758	34,950
Restructuring and integration charges, net	3,593	114	3,762	202
Impairment losses	—	—	—	—
Total operating expenses	331,840	288,877	643,627	583,534

Income from operations	21,589	16,228	48,079	33,981

Other income (expense)
Interest income	695	263	1,121	429
Interest expense	(2,912)	(1,753)	(5,230)	(3,717)
Other income (expense), net	1,197	756	2,157	1,234
Loss on assets held for sale	(3,178)	—	(3,178)	—
Total other income (expense)	(4,198)	(734)	(5,130)	(2,054)

Income before income taxes	17,391	15,494	42,949	31,927

Benefit from (provision for) income taxes	(1,597)	(2,952)	(6,988)	(7,480)

Net income	15,794	12,542	35,961	24,447

Net income attributable to noncontrolling interest	(1,100)	(926)	(2,022)	(1,606)

Net income attributable to TeleTech stockholders	$14,694	$11,616	$33,939	$22,841

Other comprehensive income (loss)
Net income	$15,794	$12,542	$35,961	$24,447
Foreign currency translation adjustments	3,339	(9,484)	9,567	472
Derivative valuation, gross	7,517	(5,965)	21,492	3,614
Derivative valuation, tax effect	(3,038)	2,363	(8,829)	(1,737)
Other, net of tax	130	225	259	400
Total other comprehensive income (loss)	7,948	(12,861)	22,489	2,749
Total comprehensive income (loss)	23,742	(319)	58,450	27,196

Less: Comprehensive income attributable to noncontrolling interest	(1,240)	(792)	(2,254)	(1,532)

Comprehensive income (loss) attributable to TeleTech stockholders	$22,502	$(1,111)	$56,196	$25,664

Weighted average shares outstanding
Basic	45,662	47,873	45,805	48,120
Diluted	46,150	48,221	46,224	48,483

Net income per share attributable to TeleTech stockholders
Basic	$0.32	$0.24	$0.74	$0.47
Diluted	$0.32	$0.24	$0.73	$0.47

Dividends declared per share outstanding	$—	$—	$0.22	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2016	—	$—	46,114	$462	$(603,262)	$348,739	$(126,964)	$735,939	$6,981	$361,895
Net income	—	—	—	—	—	—	—	33,939	2,022	35,961
Dividends to shareholders ($0.22 per common share)	—	—	—	—	—	—	—	(10,069)	—	(10,069)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,800)	(1,800)
Foreign currency translation adjustments	—	—	—	—	—	—	9,335	—	232	9,567
Derivatives valuation, net of tax	—	—	—	—	—	—	12,663	—	—	12,663
Vesting of restricted stock units	—	—	130	1	2,139	(4,016)	—	—	—	(1,876)
Exercise of stock options	—	—	60	1	993	1,156	—	—	—	2,150
Excess tax benefit from equity-based awards, net	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	5,127	—	—	(291)	4,836
Purchases of common stock	—	—	(610)	(6)	(18,322)	—	—	—	—	(18,328)
Other, net of tax	—	—	—	—	—	—	259	—	—	259
Balance as of June 30, 2017	—	$—	45,694	$458	$(618,452)	$351,006	$(104,707)	$759,809	$7,144	$395,258

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$35,961	$24,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,758	34,950
Amortization of contract acquisition costs	809	334
Amortization of debt issuance costs	341	412
Imputed interest expense and fair value adjustments to contingent consideration	31	195
Provision for doubtful accounts	313	224
(Gain) loss on disposal of assets	12	(41)
Gain on sale of business	(30)	—
Impairment losses	—	—
Loss on held for sale assets	3,178	—
Deferred income taxes	5,901	5,897
Excess tax benefit from equity-based awards	(703)	(521)
Equity-based compensation expense	4,836	4,584
(Gain) loss on foreign currency derivatives	575	62
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26,669	23,945
Prepaids and other assets	(22,656)	(14,544)
Accounts payable and accrued expenses	27,281	(19,423)
Deferred revenue and other liabilities	12,179	(5,476)
Net cash provided by operating activities	125,455	55,045

Cash flows from investing activities
Proceeds from sale of long-lived assets	22	63
Purchases of property, plant and equipment, net of acquisitions	(29,589)	(27,743)
Proceeds from sale of business	250	—
Investments in non-marketable equity investments	(1,384)	—
Acquisitions, net of cash acquired of zero and zero, respectively	(79,574)	(400)
Net cash used in investing activities	(110,275)	(28,080)

Cash flows from financing activities
Proceeds from line of credit	1,151,700	1,186,500
Payments on line of credit	(1,112,000)	(1,151,500)
Payments on other debt	(3,025)	(1,214)
Payments of contingent consideration and hold back payments to acquisitions	(435)	(9,467)
Dividends paid to shareholders	(10,069)	(8,923)
Payments to noncontrolling interest	(1,800)	(2,202)
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)
Proceeds from exercise of stock options	2,150	371
Tax payments related to issuance of restricted stock units	(1,876)	(2,019)
Excess tax benefit from equity-based awards	—	521
Payments of debt issuance costs	(3)	(1,883)
Purchase of treasury stock	(18,328)	(36,111)
Net cash used in financing activities	6,314	(30,032)

Effect of exchange rate changes on cash and cash equivalents	1,152	(1,907)

Increase (decrease) in cash and cash equivalents	22,646	(4,974)
Cash and cash equivalents, beginning of period	55,264	60,304
Cash and cash equivalents, end of period	$77,910	$55,330

Supplemental disclosures
Cash paid for interest	$4,857	$3,155
Cash paid for income taxes	$5,905	$13,705
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$874	$2,667
Acquisition of equipment through increase in accounts payable, net	$(1,274)	$289
Contract acquisition costs credited to accounts receivable	$—	$200

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. While ASU-2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016, in August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date”, deferring the effective date by one year, to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In June 2017, FASB issued ASU 2017-10, “Service Concession Arrangements”, which will be adopted along with the ASU 2014-09 guidance. The Company has assigned a project manager and team, has selected an external consulting company to assist through the project, is working through the project assessment phase, and is determining its implementation approach. As the Company has not yet completed the assessment, the Company has not made any conclusions regarding the potential impact to the financials.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which amends the existing accounting standards related to stock-based compensation. The ASU simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual periods beginning on or after December 15, 2016. Beginning with the first quarter of 2017, the Company has adopted the new guidance as applicable and this adoption did not have a material impact on its financial position, results of operation or related disclosures.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)ACQUISITIONS AND DIVESTITURES

Connextions

On April 3, 2017, the Company acquired all of the outstanding shares of Connextions, Inc., a health care customer service provider company, from OptumHealth Holdings, LLC. Connextions is being integrated into the health care vertical of the Customer Management Services (“CMS”) segment of the Company. Connextions employed approximately 2,000 at several centers in the U.S.

The total cash paid at acquisition was $80 million. The purchase price is subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements, and into transition services agreements to facilitate the transfer of the business. The Company is required to pay an estimated $1.8 million additional for the working capital adjustment, which will be paid during the third quarter of 2017. Additionally, fair value adjustments related to the transition services agreements are expected to reduce the purchase price by $4.1 million resulting in a net estimated purchase price of $77.7 million.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$—
Accounts receivable, net	15,959
Prepaid expenses	241
Other current assets	51
Property, plant and equipment	7,594
Customer relationships	32,500
Goodwill	36,772
$93,117

Accounts payable	$1
Accrued employee compensation and benefits	346
Accrued expenses	386
Deferred tax liabilities	14,273
Deferred revenue	399
$15,405

Total purchase price	$77,712

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The Connextions customer relationships have been estimated based on the initial valuation and are amortized over an estimated useful life of 12 years. The goodwill recognized from the Connextions acquisition is estimated to be attributable, but not limited to, the acquired work force and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Connextions are reported within the CMS segment from the date of acquisition.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Atelka

On November 9, 2016, the Company acquired all of the outstanding shares of Atelka Enterprise Inc. (“Atelka”), a Canadian customer contact center management and business process outsourcing services company that serves Canadian telecommunications, logistics, and entertainment clients. This acquisition is an addition to the CMS segment. Atelka employed approximately 2,800 in Quebec, Ontario, New Brunswick and Prince Edward Island.

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

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$2,655
Accounts receivable, net	18,449
Prepaid expenses	615
Property, plant and equipment	3,161
Deferred tax assets, net	583
Customer relationships	10,500
Goodwill	20,330
$56,293

Accounts payable	$1,199
Accrued employee compensation and benefits	2,418
Accrued expenses	2,597
Other	1,678
$7,892

Total purchase price	$48,401

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The Atelka customer relationships will be amortized over a useful life of 12 years. The goodwill recognized from the Atelka acquisition is estimated to be attributable, but not limited to, the acquired work force and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Atelka are reported within the CMS segment from the date of acquisition.

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

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the Customer Growth Services (“CGS”) segment and one business unit from the Customer Strategy Services (“CSS”) segment would be divested from the Company’s operations. These business units met the criteria to be classified as held for sale. The Company had engaged a broker for one of the business units and is assessing potential buyers for both business units. The Company anticipates the transactions will be finalized during the next three to six months. The Company has taken into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third party evidence from similar transactions to complete the fair value analysis as there has not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of September 30, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2017,  for the business unit in CSS, this loss continues to be the best estimate and no additional charge has been recorded. For the business unit in CGS, based on further discussion and initial offers, management has determined that the estimated selling price assumed should be revised. Based on this and further analysis, an additional $3.2 million loss was recorded as of June 30, 2017 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of June 30, 2017.

As of
June 30, 2017
Cash	$—
Accounts receivable, net	8,179
Allowance for doubtful accounts	(51)
Other assets	617
Property, plant and equipment	1,010
Deferred tax assets, net	—
Customer relationships	3,888
Goodwill	3,033
Other intangible assets	771
Allowance for reduction of assets held for sale	(8,478)
Total assets	$8,969

Accounts payable	$668
Accrued employee compensation and benefits	754
Accrued expenses	272
Other	214
Total liabilities	$1,908

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TeleTech has deployed the CaféX technology as part of the TeleTech customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock; $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At June 30, 2017, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tested the investment in CaféX for impairment and concluded that the investment was not impaired at June 30, 2017 or December 31, 2016.

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group to SKC Communication Products, LLC for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss).

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$269,056	$—	$269,056	$13,146	$14,075
Customer Growth Services	32,403	—	32,403	754	2,321
Customer Technology Services	34,829	(31)	34,798	1,793	3,819
Customer Strategy Services	17,172	—	17,172	565	1,374
Total	$353,460	$(31)	$353,429	$16,258	$21,589

Three Months Ended June 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$212,886	$(79)	$212,807	$11,879	$8,339
Customer Growth Services	36,893	—	36,893	1,639	3,482
Customer Technology Services	37,479	(129)	37,350	2,855	3,376
Customer Strategy Services	18,055	—	18,055	848	1,031
Total	$305,313	$(208)	$305,105	$17,221	$16,228

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Six Months Ended June 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$521,154	$(19)	$521,135	$24,388	$34,671
Customer Growth Services	66,061	—	66,061	1,532	4,731
Customer Technology Services	70,679	(188)	70,491	3,605	6,876
Customer Strategy Services	34,019	—	34,019	1,233	1,801
Total	$691,913	$(207)	$691,706	$30,758	$48,079

Six Months Ended June 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$440,905	$(177)	$440,728	$24,133	$23,934
Customer Growth Services	70,412	—	70,412	3,382	3,977
Customer Technology Services	72,849	(231)	72,618	5,730	6,156
Customer Strategy Services	33,757	—	33,757	1,705	(86)
Total	$617,923	$(408)	$617,515	$34,950	$33,981

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capital Expenditures
Customer Management Services	$15,390	$9,260	$23,969	$21,238
Customer Growth Services	242	1,984	362	3,171
Customer Technology Services	1,645	1,280	4,845	3,013
Customer Strategy Services	277	270	413	321
Total	$17,554	$12,794	$29,589	$27,743

	June 30, 2017	December 31, 2016
Total Assets
Customer Management Services	$698,333	$585,679
Customer Growth Services	60,480	71,540
Customer Technology Services	102,302	115,537
Customer Strategy Services	69,008	73,548
Total	$930,123	$846,304

	June 30, 2017	December 31, 2016
Goodwill
Customer Management Services	$79,927	$42,589
Customer Growth Services	24,439	24,439
Customer Technology Services	40,839	41,500
Customer Strategy Services	21,669	21,120
Total	$166,874	$129,648

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
United States	$194,209	$166,249	$372,641	$340,827
Philippines	85,847	84,910	171,422	169,204
Latin America	31,823	29,164	64,940	59,322
Canada	18,466	892	37,098	2,129
Europe / Middle East / Africa	15,253	17,004	30,663	33,497
Asia Pacific	7,831	6,886	14,942	12,536
Total	$353,429	$305,105	$691,706	$617,515

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the six months ended June 30, 2017.  The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 3016. This client operates in the communications industry and is included in the CMS segment. This client contributed 9.6% and 10.2% of total revenue for the six months ended June 30, 2017 and 2016, respectively. The Company does have several other clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2017.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2016	Adjustments	Impairments	Currency	2017

Customer Management Services	$42,589	$36,221	$—	$1,117	$79,927
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	(661)	—	—	40,839
Customer Strategy Services	21,120	—	—	549	21,669
Total	$129,648	$35,560	$—	$1,666	$166,874

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2017, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2017, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Aggregate unrealized net gain/(loss) at beginning of period	$(24,209)	$(21,406)	$(32,393)	$(26,885)
Add: Net gain/(loss) from change in fair value of cash flow hedges	7,448	(145)	19,768	8,887
Less: Net (gain)/loss reclassified to earnings from effective hedges	(2,969)	(3,457)	(7,105)	(7,010)
Aggregate unrealized net gain/(loss) at end of period	$(19,730)	$(25,008)	$(19,730)	$(25,008)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2017 and December 31, 2016 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2017	Amount	Amount		12 months	Through
Philippine Peso	12,065,000	252,775	(1)	30.0%	August 2021
Mexican Peso	1,759,000	106,627		17.2%	May 2021
		$359,402

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2017 and December 31, 2016.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s interest rate swap arrangement has expired as of June 30, 2017 and no additional swaps have been entered into. As of December 31, 2016, the outstanding interest rate swap was as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
December 31, 2016	Amount	Received	Paid	Date	Date
Swap	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2017 and December 31, 2016 the total notional amounts of the Company’s forward contracts used as fair value hedges were $235.2 million and $227.8 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$—	$—	$292
Other long-term assets	446	—	—
Other current liabilities	(17,296)	—	(121)
Other long-term liabilities	(15,843)	—	—
Total fair value of derivatives, net	$(32,693)	$—	$171

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(2,953)	$(16)	$(3,399)	$(59)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(5,091)	$—	$(5,860)	$—
Interest expense	—	(26)	—	(102)

	Three Months Ended June 30,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$416	$—	$(3,923)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(7,036)	$(69)	$(6,819)	$(192)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(11,897)	$—	$(11,757)	$—
Interest expense	—	(115)	—	(331)

	Six Months Ended June 30,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(360)	$—	$57

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents information as of June 30, 2017 and December 31, 2016 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2017, the investment in CaféX Communication, Inc., which consists of the Company’s first quarter 2015 $9.0 million investment, the fourth quarter 2016 $3.2 million investment and the first quarter 2017 $1.1 million investment, is recorded at $13.3 million which approximates fair value.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2017 and December 31, 2016, the Company had $257.0 million and $217.3 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2017 outstanding borrowings accrued interest at an average rate of 2.1% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2017, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(32,693)	$—	$(32,693)
Interest rate swaps	—	—	—	—
Fair value hedges	—	171	—	171
Total net derivative asset (liability)	$—	$(32,522)	$—	$(32,522)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(54,039)	$—	$(54,039)
Interest rate swaps	—	(147)	—	(147)
Fair value hedges	—	740	—	740
Total net derivative asset (liability)	$—	$(53,446)	$—	$(53,446)

The following is a summary of the Company’s fair value measurements as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(11,694)	$—
Derivative instruments, net	—	(32,522)	—
Contingent consideration	—	—	(1,393)
Total liabilities	$—	$(44,216)	$(1,393)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,841)	$—
Derivative instruments, net	—	(53,446)	—
Contingent consideration	—	—	(1,808)
Total liabilities	$—	$(64,287)	$(1,808)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of rogenSi and Atelka. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 4.6% and 0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payables reached their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

The Company recorded contingent consideration related to a revenue servicing agreement with Welltok in the fourth quarter of 2016, in which a maximum of $1.25 million will be paid over eight quarters based on the dollar value of revenue earned by the Company. The contingent payable was recognized at fair value of $1.25 million as of December 31, 2016. As required, the first payment of $435 thousand was completed during the second quarter of 2017.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2016	Acquisitions	Payments	Adjustments	2017

Welltok	$1,250	$—	$(435)	$—	$815
Atelka	558	—	—	20	578
Total	$1,808	$—	$(435)	$20	$1,393

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

As of June 30, 2017, the Company had $33.0 million of gross deferred tax assets (after a $9.8 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $32.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective tax rate for the three and six months ended June 30, 2017 was 9.2% and 16.3%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 19.1%  and 23.4%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2013 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for rogenSi in Hong Kong for the tax year 2014, Canada for tax years 2009 and 2010, the state of Michigan in the United States for tax years 2012 through 2015, for the Philippines branch for tax year 2015 and in Belgium for tax years 2014 and 2015. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. During the second quarter of 2016, the Company successfully closed the audit in the U.S. for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition) with no changes. The Company also closed in the fourth quarter of 2016 the audit in New Zealand for tax years 2013 and 2014 with no changes.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended June 30, 2017 and 2016 was approximately $2.9 million and $3.4 million, respectively, which had a favorable impact on diluted net income per share of $0.06 and $0.07, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2017 and 2016 was approximately $6.0 million and $6.0 million, respectively, which had a favorable impact on diluted net income per share of $0.13 and $0.12, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2017 and 2016, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

During the three months ended June 30, 2017, several restructuring activities were completed regarding the purchase of Connextions (see Note 2). Several of the delivery centers that were included in the purchase will be closed over the next few quarters and in conjunction with this a $1.7 million severance accrual has been recorded as of June 30, 2017 and these charges are included in the income statement for the quarter.

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Reduction in force
Customer Management Services	$1,797	$(92)	$1,761	$(4)
Customer Growth Services	—	—	—	—
Customer Technology Services	14	10	93	10
Customer Strategy Services	—	10	—	10
Total	$1,811	$(72)	$1,854	$16

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Facility exit and other charges
Customer Management Services	$—	$153	$42	$153
Customer Growth Services	—	—	—	—
Customer Technology Services	—	33	84	33
Customer Strategy Services	—	—	—	—
Total	$—	$186	$126	$186

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2016	$1,468	$98	$1,566
Expense	1,917	126	2,043
Payments	(693)	(196)	(889)
Change due to foreign currency	(1)	—	(1)
Change in estimates	(62)	—	(62)
Balance as of June 30, 2017	$2,629	$28	$2,657

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Integration Charges

During the three months ended June 30, 2017, as a result of the Connextions acquisition, certain integration activities were completed and $1.8 million of additional expenses were incurred and paid. These integration activities included the hiring, licensing and training of a group of employees at new delivery centers as two of the acquired centers will be closed during the third quarter of 2017. The Company has also incurred significant expenses related to the integration of the IT systems and paid duplicative software costs for several areas during the transition period.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2017 and 2016, the Company recognized no losses related to leasehold improvement assets.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2017 and December 31, 2016, the Company had borrowings of $257.0 million and $217.3 million, respectively, under its Credit Agreement, and its average daily utilization was $455.4 million and $342.2 million for the six months ended June 30, 2017 and 2016, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $385  million as of June 30, 2017. As of June 30, 2017, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2017, outstanding letters of credit under the Credit Agreement totaled $3.9 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2017, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $7.2 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2017	2016
Noncontrolling interest, January 1	$6,981	$7,201
Net income attributable to noncontrolling interest	2,022	1,606
Dividends distributed to noncontrolling interest	(1,800)	(1,710)
Foreign currency translation adjustments	232	(74)
Other	—	10
Equity-based compensation expense	(291)	69
Noncontrolling interest, June 30	$7,144	$7,102

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

The Company recorded the mandatorily redeemable noncontrolling interest at the redemption value based on the corresponding EBITDA multiples as prescribed in the purchase and sale agreement at the end of each reporting period. At the end of each reporting period the changes in the redemption value were recorded in retained earnings. Since the EBITDA multiples as defined in the purchase and sale agreement were below the current market multiple, the Company determined that there was no preferential treatment to the noncontrolling interest shareholders resulting in no impact to earnings per share.

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Six Months Ended June 30,
	2017	2016
Mandatorily redeemable noncontrolling interest, January 1	$—	$4,131
Net income attributable to mandatorily redeemable noncontrolling interest	—	—
Working capital distributed to mandatorily redeemable noncontrolling interest	—	(492)
Change in redemption value	—	466
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)
Mandatorily redeemable noncontrolling interest, June 30	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	546	8,887	804	10,237
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,010)	(404)	(7,414)
Net current period other comprehensive income (loss)	546	1,877	400	2,823

Accumulated other comprehensive income (loss) at June 30, 2016	$(70,650)	$(25,008)	$(2,884)	$(98,542)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	9,335	19,768	494	29,597
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,105)	(235)	(7,340)
Net current period other comprehensive income (loss)	9,335	12,663	259	22,257

Accumulated other comprehensive income (loss) at June 30, 2017	$(82,673)	$(19,730)	$(2,304)	$(104,707)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2017	2016	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(5,091)	$(5,860)	Revenue
Loss on interest rate swaps	(26)	(102)	Interest expense
Tax effect	2,148	2,505	Provision for income taxes
	$(2,969)	$(3,457)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(130)	$(224)	Cost of services
Tax effect	13	22	Provision for income taxes
	$(117)	$(202)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2017	2016	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(11,897)	$(11,757)	Revenue
Loss on interest rate swaps	(115)	(331)	Interest expense
Tax effect	4,907	5,078	Provision for income taxes
	$(7,105)	$(7,010)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(261)	$(448)	Cost of services
Tax effect	26	44	Provision for income taxes
	$(235)	$(404)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Shares used in basic earnings per share calculation	45,662	47,873	45,805	48,120
Effect of dilutive securities:
Stock options	11	10	6	14
Restricted stock units	460	324	395	335
Performance-based restricted stock units	17	14	18	14
Total effects of dilutive securities	488	348	419	363
Shares used in dilutive earnings per share calculation	46,150	48,221	46,224	48,483

For the three months ended June 30, 2017 and 2016, options to purchase 0.0 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, options to purchase 0.0 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended June 30, 2017 and 2016, restricted stock units (“RSUs”) of 0.0 million and 0.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, RSUs of 0.0 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2017 and 2016, the Company recognized total compensation expense of $2.8 million and $4.8 million and $1.8 million and $4.6 million, respectively. Of the total compensation expense, $1.0 million and $1.5 million was recognized in Cost of services and $1.8 million and $3.4 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recognized compensation expense of $0.6 million and $1.3 million in Cost of services and $1.2 million and $3.3 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2017 and 2016, the Company granted 696,093 and 91,405 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.8 million and $5.1 million for the three and six months ended June 30, 2017, respectively. The Company recognized compensation expense related to RSUs of $1.8 million and $4.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there was approximately $27.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

The Company recognized compensation expense related to subsidiary performance options of zero and $(0.3) million for the three and six months ended June 30, 2017, respectively. The option benefit for 2017 resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

(16)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2017 and 2016, the Company expensed $0.4 million and $0.5 million, respectively, to Avion and Airmax for services provided to the Company. There was $100 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2017.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the six months ended June 30, 2017 and 2016, the Company paid $30 thousand and $50 thousand, respectively.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TeleTech holds a 17.2% equity investment in. During the fourth quarter of 2016, and the second quarter of 2017, the Company purchased $0.25 million and $0.6 million, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but not limited to factors discussed in the “Risk Factors” section of our 2016 Annual Report on Form 10-K. The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients or a large portion of one client’s business could adversely affect our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and the related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a leading global provider of technology enabled customer experience services. We help leading brands improve customer experiences and operational effectiveness through a unique combination of technological innovation and operational expertise. Our portfolio of solutions includes consulting, technology, operations and analytics to enable a seamless customer experience across every interaction channel and phase of the customer lifecycle. Our solutions are supported by 48,000 employees delivering services in 23 countries from 87 customer engagement centers on six continents. Our revenue for the quarter ended June 30, 2017 was $353.4 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our heritage business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $353.4 million in revenue we reported in the current period, approximately 24% or $84.4 million came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from the heritage business process outsourcing focused CMS segment.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of June 30, 2017, our cumulative authorized repurchase allowance was $762.3 million, of which we repurchased 46.1 million shares for $735.8 million. For the period from July 1, 2017 through July 31, 2017, we repurchased zero additional shares. The stock repurchase program does not have an expiration date.

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

Financial Highlights

In the second quarter of 2017, our revenue increased 15.8% to $353.4 million over the same period in 2016 including a decrease of 0.7% or $2.1 million due to foreign currency fluctuations. This increase in revenue is comprised of an increase from the Atelka and Connextions acquisitions and organic growth in the CMS segment. Revenue, adjusted for the $2.1 million decrease related to foreign exchange, increased by $50.4 million, or 16.5%, over the prior year.

Our second quarter 2017 income from operations increased 33.0% to $21.6 million or 6.1% of revenue, from  $16.2 million or 5.3% of revenue in the second quarter of 2016. This increase is primarily due to increases in CMS volumes, the acquisitions, the operating income optimization actions the Company executed in the second half of 2016 including restructuring of the sales and marketing functions and several IT support functions, a deprioritization of certain non-essential businesses and activities, improvement in our people, site and technology utilization and a $3.2 million increase due to foreign currency fluctuations. These increases were offset by $3.6 million of restructuring and integration charges related to the Connextions acquisition. Income from operations in the second quarter of 2017 and 2016 included $3.6 million and $0.1 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 23,000 workstations, representing 56% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $109 million and represented 36% of our revenue for the second quarter of 2017, as compared to $104 million and 42% of our revenue for 2016.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2017, we had $77.9 million of cash and cash equivalents, total debt of $273.3 million, and a total debt to total capitalization ratio of 40.9%.

We internally target capacity utilization in our customer engagement centers at 80% to 90% of our available workstations. As of June 30, 2017, the overall capacity utilization in our centers was 76%. The table below presents workstation data for all of our centers as of June 30, 2017 and 2016. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2017			June 30, 2016
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,574	30,633	75%	34,914	24,270	70%
Sites open <1 year	452	449	99%	861	724	84%
Total workstations	41,026	31,082	76%	35,775	24,994	70%

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2017 and 2016 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$269,056	$212,807	$56,249	26.4%
Operating Income	14,075	8,339	5,736	68.8%
Operating Margin	5.2%	3.9%

The increase in revenue for the Customer Management Services segment was attributable to a $61.0 million net increase in client programs including the Atelka and Connextions acquisitions, offset by program completions of $2.8 million and  a  $2.0 million decrease due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 5.2% in the second quarter of 2017 as compared to 3.9% in the prior period. The operating margin increased due to higher revenue including the acquisitions of Atelka and Connextions,  a $3.0 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the second half of 2016. These benefits were partially offset by $3.6 million in restructuring and integration charges for the Connextions acquisition related to severance, and the rehiring, relicensing and retraining of employees in new delivery centers as well as the integration of the IT systems and duplicative software costs during the transition period. Included in the operating income was amortization expense related to acquired intangibles of $1.2 million and $0.2 million for the quarters ended June 30, 2017 and 2016, respectively.

Customer Growth Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$32,403	$36,893	$(4,490)	(12.2)%
Operating Income	2,321	3,482	(1,161)	(33.3)%
Operating Margin	7.2%	9.4%

The decrease in revenue for the Customer Growth Services segment was due to a $0.2 million decrease in client programs and a decrease for program completions of $4.3 million.

The operating income as a percentage of revenue decreased to 7.2% in the second quarter of 2017 as compared to 9.4% in the prior period. This decrease in margin is related to the decrease in revenue and lower capacity utilization, offset by a reduction in the operating losses for the Digital Marketing unit which we are holding for sale.  Included in the operating income was amortization expense related to acquired intangibles of zero and $0.7 million for the quarters ended June 30, 2017 and 2016, respectively.

Customer Technology Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$34,798	$37,350	$(2,552)	(6.8)%
Operating Income	3,819	3,376	443	13.1%
Operating Margin	11.0%	9.0%

The decrease in revenue for the Customer Technology Services segment was driven by a decrease in the Avaya offerings as we wound down and then sold the business unit.

The operating income as a percentage of revenue increased to 11.0% in the second quarter of 2017 as compared to 9.0% in the prior period. This increase is primarily due to a decrease in amortization. Included in the operating income was amortization expense related to acquired intangibles of $0.3 million and $1.1 million for the quarters ended June 30, 2017 and 2016, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$17,172	$18,055	$(883)	(4.9)%
Operating Income	1,374	1,031	343	33.3%
Operating Margin	8.0%	5.7%

The decrease in revenue for the Customer Strategy Services segment was related to growth in the Service Optimization practice offset by decreases in Mindset and Sales Transformation practices across multiple delivery regions.

The operating income as a percentage of revenue increased to 8.0% in the second quarter of 2017 as compared to 5.7% in the prior period. The positive operating income is related to expense rationalization against reduced revenue and lower administrative and depreciation expenses. Included in the operating income was amortization expense of $0.4 million and $0.7 million for the quarters ended June 30, 2017 and 2016, respectively.

Interest Income (Expense)

For the three months ended June 30, 2017 interest income increased to $0.7 million from $0.3 million in the same period in 2016. Interest expense increased to $2.9 million during 2017 from $1.8 million during 2016 primarily due to larger outstanding balances on the line of credit.

Other Income (Expense)

Included in the three months ended June 30, 2017 was $3.2 million of estimated losses related to a business unit which has been classified as assets held for sale (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended June 30, 2017 was 9.2%. This compares to an effective tax rate of 19.1% for the comparable period of 2016. The effective tax rate for the three months ended June 30, 2017 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a  $0.7 million benefit related to return to provision adjustments, a $0.7 million benefit related to excess taxes on equity compensation,  $1.5 million of benefit from restructuring expenses, and $1.2 million of benefit related to losses recorded on businesses held for sale, the Company’s effective tax rate for the second quarter of 2017 would have been 23.4%.

Results of Operations

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2017 and 2016 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$521,135	$440,728	$80,407	18.2%
Operating Income	34,671	23,934	10,737	44.9%
Operating Margin	6.7%	5.4%

The increase in revenue for the Customer Management Services segment was attributable to a $89.6 million net increase in client programs including Atelka and Connextions offset by program completions of $8.2 million. Revenue was further impacted by a $1.0 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.7% for the six months ended June 30, 2017 as compared to 5.4% in the prior period. The operating margin increased due to higher revenue including the acquisitions of Atelka and Connextions, a $6.9 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the second half of 2016. These increases were partially offset by $3.6 million of restructuring and integration charges for the Connextions acquisition related to severance, and the rehiring, relicensing and retraining of employees in new delivery centers as well as the integration of the IT systems and duplicative software costs during the transition period. Included in the operating income was amortization expense related to acquired intangibles of $1.8 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

Customer Growth Services

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$66,061	$70,412	$(4,351)	(6.2)%
Operating Income	4,731	3,977	754	19.0%
Operating Margin	7.2%	5.6%

The decrease in revenue for the Customer Growth Services segment was due to a $4.3 million increase in client programs and a decrease for program completions of $8.7 million.

The operating income as a percentage of revenue increased to 7.2% for the six months ended June 30, 2017 as compared to 5.6% in the prior period. This was attributable to reductions in amortization expenses and a reduction in the operating loss for the Digital Marketing unit which we are holding for sale. Included in the operating income was amortization expense related to acquired intangibles of zero and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

Customer Technology Services

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$70,491	$72,618	$(2,127)	(2.9)%
Operating Income	6,876	6,156	720	11.7%
Operating Margin	9.8%	8.5%

The decrease in revenue for the Customer Technology Services segment was driven by an increase for the CISCO offerings offset by  a decrease in the Avaya offerings as we wound down and then sold the business unit.

The operating income as a percentage of revenue increased to 9.8% for the six months ended June 30, 2017 as compared to 8.5% in the prior period. The increase is due to increased profitability in the CISCO platform and a reduction in amortization. Included in the operating income was amortization expense related to acquired intangibles of $0.5 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$34,019	$33,757	$262	0.8%
Operating Income (Loss)	1,801	(86)	1,887	2,194.2%
Operating Margin	5.3%	(0.3)%

The increase in revenue for the Customer Strategy Services segment was related to growth in the Service Optimization practice offset by decreases in Mindset and Sales Transformation practices across multiple delivery regions.

The operating income as a percentage of revenue was 5.3% for the six months ended June 30, 2017 as compared to a loss of (0.3)% in the prior period. The operating margin increased due to expense rationalization, decreased amortization as well as reduced losses for the PRG Middle East unit which we are holding for sale. Included in the operating income was amortization expense of $1.0 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

Interest Income (Expense)

For the six months ended June 30, 2017 interest income increased to $1.1 million from $0.4 million in the same period in 2016. Interest expense increased to $5.2 million during 2017 from $3.7 million during 2016 primarily due to larger outstanding balances on the line of credit.

Other Income (Expense), Net

Included in the six months ended June 30, 2017 was $3.2 million of estimated losses related to a business unit which has been classified as assets held for sale (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the six months ended June 30, 2017 was 16.3%. This compares to an effective tax rate of 23.4% for the comparable period of 2016. The effective tax rate for the six months ended June 30, 2017 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $1.0 million benefit related to excess taxes on equity compensation, $0.4 million benefit related to return to provision, $1.5 million of benefit from restructuring expenses,  and $1.2 million of benefit related to losses recorded on businesses held for sale, the Company’s effective tax rate for the six months ended June 30, 2017 would have been 22.3%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2017, we generated positive operating cash flows of $125.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2017 and 2016.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $77.9 million and $55.3 million as of June 30, 2017 and December 31, 2016, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2017 and 2016, net cash flows provided by operating activities was $125.5 million and $55.0 million, respectively. The increase was primarily due to a $46.7 million decrease in payments made for operating expenses, a $17.7 million increase in collections for deferred revenue, and a $2.7 million increase in cash collected from accounts receivable.

Cash Flows from Investing Activities

For the six months ended June 30, 2017 and 2016, we reported net cash flows used in investing activities of $110.3 million and $28.1 million, respectively. The increase was due to a $1.8 million increase in capital expenditures and an additional  $80.0 million related to funding for an acquisition.

Cash Flows from Financing Activities

For the six months ended June 30, 2017 and 2016, we reported net cash flows provided by (used in) financing activities of $6.3 million and $(30.0) million, respectively. The change in net cash flows from 2016 to 2017 was primarily due to a $4.7 million increase in the Credit Facility offset by a $17.8 million decrease in purchases of our outstanding common stock, a $13.1 million decrease in contingent consideration and purchase of non-controlling interest payments and a decrease of $1.9 million related to the 2016 payment of debt issuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in cash flow from working capital. Free cash flow was $95.9 million and $27.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$50,523	$43,507	$125,455	$55,045
Less: Purchases of property, plant and equipment	17,554	12,794	29,589	27,743
Free cash flow	$32,969	$30,713	$95,866	$27,302

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2017 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$7,044	$14,088	$261,696	$—	$282,828
Equipment financing arrangements	3,374	4,901	1,665	—	9,940
Contingent consideration	1,186	207	—	—	1,393
Purchase obligations	7,770	9,523	1,509	—	18,802
Operating lease commitments	46,180	61,899	36,669	26,302	171,050
Other debt	2,298	3,626	472	—	6,396
Total	$67,852	$94,244	$302,011	$26,302	$490,409

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2017.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $3.9 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

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

Client Concentration

During the six months ended June 30, 2017, one of our clients represented 9.6% of our total revenue. Our five largest clients accounted for 34.7% and 35.9% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively. Our five largest clients accounted for 34.4% and 35.5% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. We have experienced long-term relationships with our top five clients, ranging from 10 to 21 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2017, we had $257.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2017, interest accrued at a rate of approximately 2.1% and 2.0% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement has expired as of June 30, 2017 and no additional swaps have been entered into. As of December 31, 2016 the outstanding interest rate swap was as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
December 31, 2016	Amount	Received	Paid	Date	Date
Swap	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017

Foreign Currency Risk

Our subsidiaries in Bulgaria, Costa Rica, Mexico, Poland, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2017 and 2016, revenue associated with this foreign exchange risk was 28% and 32% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2017 and December 31, 2016 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2017	Amount	Amount		12 months	Through
Philippine Peso	12,065,000	252,775	(1)	30.0%	August 2021
Mexican Peso	1,759,000	106,627		17.2%	May 2021
		$359,402

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2017 and December 31, 2016.

The fair value of our cash flow hedges at June 30, 2017 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2017	Next 12 Months
Philippine Peso	(16,810)	(9,336)
Mexican Peso	(15,883)	(7,960)
	$(32,693)	$(17,296)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2016 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $11.9 million and $11.8 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2017 and 2016, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2017 and 2016, approximately 25% and 21%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2017 or December 31, 2016.

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

At the year ended December 31, 2016, material weaknesses existed in the Company’s internal control over financial reporting which continued to exist as of June 30, 2017. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2017:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
March 31, 2017				$33,248
April 1, 2017 - April 30, 2017	177,300	$29.49	177,300	$28,021
May 1, 2017 - May 31, 2017	45,831	$31.44	45,831	$26,580
June 1, 2017 - June 30, 2017	—	$—	—	$26,580
Total	223,131		223,131

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2017, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of June 30, 2017 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

At the Company’s 2017 Annual Meeting of Stockholders held on May 24, 2017, the Company’s stockholders voted, on an advisory basis, in favor of holding future advisory votes on the compensation of the Company’s named executive officers ("say-on-pay votes") every three years, as previously reported in the Current Report on Form 8-K filed by the Company on May 30, 2017. Based on these results, and consistent with its recommendation, the Board has determined that the Company will hold future say-on-pay votes every three years until the next required stockholder advisory vote on the frequency of say-on-pay votes is required under Section 14A of the Exchange Act, or until the Board otherwise determines that a different frequency for such votes is in the best interests of the Company's stockholders.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.96

Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc. (incorporated by reference as Exhibit 10.96 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2017 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 7, 2017	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 7, 2017	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.96

Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc. (incorporated by reference as Exhibit 10.96 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2017 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited).