Form 10-Q
period 2017-09-30
TELETECH HOLDINGS INC
filed 2017-11-08
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐   No ☑

As of October 31, 2017, there were 45,849,114 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER  30, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$78,842	$55,264
Accounts receivable, net	304,493	300,808
Prepaids and other current assets	67,516	59,905
Income tax receivable	8,078	7,035
Assets held for sale	9,279	10,715
Total current assets	468,208	433,727

Long-term assets
Property, plant and equipment, net	162,361	151,037
Goodwill	166,584	129,648
Deferred tax assets, net	30,953	53,585
Other intangible assets, net	61,784	30,787
Other long-term assets	59,628	47,520
Total long-term assets	481,310	412,577
Total assets	$949,518	$846,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,155	$38,197
Accrued employee compensation and benefits	85,820	66,133
Other accrued expenses	29,405	14,830
Income tax payable	10,194	7,040
Deferred revenue	23,416	23,318
Other current liabilities	23,497	29,154
Liabilities held for sale	2,491	1,357
Total current liabilities	219,978	180,029

Long-term liabilities
Line of credit	255,000	217,300
Deferred tax liabilities, net	155	160
Deferred rent	16,023	15,256
Other long-term liabilities	58,568	71,664
Total long-term liabilities	329,746	304,380
Total liabilities	549,724	484,409

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	—	—

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 45,847,389 and 46,113,693 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	458	462
Additional paid-in capital	348,932	348,739
Treasury stock at cost: 36,204,864 and 35,938,560 shares as of September 30, 2017 and December 31, 2016, respectively	(615,917)	(603,262)
Accumulated other comprehensive income (loss)	(103,893)	(126,964)
Retained earnings	763,116	735,939
Noncontrolling interest	7,098	6,981
Total stockholders’ equity	399,794	361,895
Total liabilities and stockholders’ equity	$949,518	$846,304

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$359,036	$312,796	$1,050,742	$930,311

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	275,548	233,541	797,450	691,649
Selling, general and administrative	45,167	40,628	132,372	130,902
Depreciation and amortization	16,515	16,811	47,273	51,761
Restructuring and integration charges, net	6,006	3,688	9,768	3,890
Impairment losses	—	5,602	—	5,602
Total operating expenses	343,236	300,270	986,863	883,804

Income from operations	15,800	12,526	63,879	46,507

Other income (expense)
Interest income	899	397	2,020	826
Interest expense	(3,469)	(2,041)	(8,699)	(5,758)
Other income (expense), net	4,416	6,254	6,573	7,488
Loss on assets held for sale	—	(5,300)	(3,178)	(5,300)
Total other income (expense)	1,846	(690)	(3,284)	(2,744)

Income before income taxes	17,646	11,836	60,595	43,763

(Provision for) benefit from income taxes	(2,071)	813	(9,059)	(6,667)

Net income	15,575	12,649	51,536	37,096

Net income attributable to noncontrolling interest	(806)	(1,198)	(2,828)	(2,804)

Net income attributable to TeleTech stockholders	$14,769	$11,451	$48,708	$34,292

Other comprehensive income (loss)
Net income	$15,575	$12,649	$51,536	$37,096
Foreign currency translation adjustments	(1,153)	(8,541)	8,414	(8,069)
Derivative valuation, gross	3,221	(6,009)	24,713	(2,395)
Derivative valuation, tax effect	(1,288)	2,462	(10,117)	725
Other, net of tax	127	802	386	1,202
Total other comprehensive income (loss)	907	(11,286)	23,396	(8,537)
Total comprehensive income (loss)	16,482	1,363	74,932	28,559

Less: Comprehensive income attributable to noncontrolling interest	(899)	(1,202)	(3,153)	(2,734)

Comprehensive income (loss) attributable to TeleTech stockholders	$15,583	$161	$71,779	$25,825

Weighted average shares outstanding
Basic	45,838	47,081	45,816	47,771
Diluted	46,367	47,315	46,348	48,089

Net income per share attributable to TeleTech stockholders
Basic	$0.32	$0.24	$1.06	$0.72
Diluted	$0.32	$0.24	$1.05	$0.71

Dividends declared per share outstanding	$0.25	$0.20	$0.47	$0.385

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2016	—	$—	46,114	$462	$(603,262)	$348,739	$(126,964)	$735,939	$6,981	$361,895
Net income	—	—	—	—	—	—	—	48,708	2,828	51,536
Dividends to shareholders ($0.47 per common share)	—	—	—	—	—	—	—	(21,531)	—	(21,531)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,745)	(2,745)
Foreign currency translation adjustments	—	—	—	—	—	—	8,089	—	325	8,414
Derivatives valuation, net of tax	—	—	—	—	—	—	14,596	—	—	14,596
Vesting of restricted stock units	—	—	283	2	4,673	(9,612)	—	—	—	(4,937)
Exercise of stock options	—	—	60	—	994	1,156	—	—	—	2,150
Equity-based compensation expense	—	—	—	—	—	8,649	—	—	(291)	8,358
Purchases of common stock	—	—	(610)	(6)	(18,322)	—	—	—	—	(18,328)
Other, net of tax	—	—	—	—	—	—	386	—	—	386
Balance as of September 30, 2017	—	$—	45,847	$458	$(615,917)	$348,932	$(103,893)	$763,116	$7,098	$399,794

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$51,536	$37,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,273	51,761
Amortization of contract acquisition costs	1,273	499
Amortization of debt issuance costs	521	582
Imputed interest expense and fair value adjustments to contingent consideration	39	(4,320)
Provision for doubtful accounts	380	542
(Gain) loss on disposal of assets	85	(65)
Gain on sale of business and dissolution of entity	(3,323)	—
Impairment losses	—	5,602
Loss on held for sale assets	3,178	5,300
Deferred income taxes	8,155	5,368
Excess tax benefit from equity-based awards	(1,970)	(539)
Equity-based compensation expense	8,358	7,278
Loss on foreign currency derivatives	829	4,649
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13,460	23,780
Prepaids and other assets	(26,814)	(12,652)
Accounts payable and accrued expenses	32,597	(9,347)
Deferred revenue and other liabilities	14,066	(4,696)
Net cash provided by operating activities	149,643	110,838

Cash flows from investing activities
Proceeds from sale of long-lived assets	31	93
Purchases of property, plant and equipment, net of acquisitions	(43,932)	(38,863)
Proceeds from sale of business	391	—
Investments in non-marketable equity investments	(1,384)	—
Acquisitions, net of cash acquired of zero and zero, respectively	(81,360)	(400)
Net cash used in investing activities	(126,254)	(39,170)

Cash flows from financing activities
Proceeds from line of credit	1,571,837	1,584,800
Payments on line of credit	(1,534,137)	(1,555,800)
Payments on other debt	(4,501)	(2,306)
Payments of contingent consideration and hold back payments to acquisitions	(674)	(9,467)
Dividends paid to shareholders	(10,069)	(8,922)
Payments to noncontrolling interest	(2,745)	(3,237)
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)
Proceeds from exercise of stock options	2,150	371
Tax payments related to issuance of restricted stock units	(4,937)	(3,692)
Excess tax benefit from equity-based awards	—	539
Payments of debt issuance costs	(38)	(1,888)
Purchase of treasury stock	(18,328)	(57,279)
Net cash used in financing activities	(1,442)	(60,986)

Effect of exchange rate changes on cash and cash equivalents	1,631	(9,678)

Increase in cash and cash equivalents	23,578	1,004
Cash and cash equivalents, beginning of period	55,264	60,304
Cash and cash equivalents, end of period	$78,842	$61,308

Supplemental disclosures
Cash paid for interest	$8,138	$4,976
Cash paid for income taxes	$11,357	$16,755
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$931	$2,417
Acquisition of equipment through increase in accounts payable, net	$405	$(542)
Contract acquisition costs credited to accounts receivable	$—	$200
Dividend declared but not paid	$11,462	$9,342

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a leading global provider of technology enabled customer experience services. The Company helps leading brands improve customer experiences and operational effectiveness through a unique combination of technological innovation and operational expertise. The Company’s portfolio of solutions includes consulting, technology, operations and analytics to enable a seamless customer experience across every interaction channel and phase of the customer lifecycle. TeleTech’s 49,500 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries across all the segments and via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. While ASU-2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016, in August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date”, deferring the effective date by one year, to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In June 2017, FASB issued ASU 2017-10, “Service Concession Arrangements”, which will be adopted along with the ASU 2014-09 guidance. The Company has assigned a project manager and team, has selected an external consulting company to assist through the project, has completed the initial project assessment phase, and is finalizing its implementation approach. The Company has determined that it will adopt this new standard using the modified retrospective approach in which a cumulative adjustment to retained earnings will be recorded as of January 1, 2018. The Company is in the process of completing its assessment of the financial statement impact and as such, has not reached any conclusions regarding the potential impact to the financials.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees, to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact on the consolidated financial statements and related disclosures, evaluating software solutions and other tracking methods, and determining the implementation timeline.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends and simplifies existing guidance for derivatives and hedges including aligning accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs. The changes include designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact on the consolidated statements and related disclosures.

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

The total cash paid at acquisition was $80 million. The purchase price is subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements, and into transition services agreements to facilitate the transfer of the business. The Company was required to pay an additional $1.8 million for the working capital adjustment, which was paid during the third quarter of 2017. Additionally, fair value adjustments related to the transition services agreements are expected to reduce the purchase price by $4.1 million resulting in a net estimated purchase price of $77.7 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$—
Accounts receivable, net	15,959
Prepaid expenses	241
Other current assets	51
Property, plant and equipment	7,594
Customer relationships	35,000
Goodwill	35,272
$94,117

Accounts payable	$1
Accrued employee compensation and benefits	346
Accrued expenses	386
Deferred tax liabilities	15,273
Deferred revenue	399
$16,405

Total purchase price	$77,712

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

Atelka

On November 9, 2016, the Company acquired all of the outstanding shares of Atelka Enterprise Inc. (“Atelka”), a Canadian customer contact center management and business process outsourcing services company that serves Canadian telecommunications, logistics, and entertainment clients. This acquisition was an addition to the CMS segment. Atelka employed approximately 2,800 in Quebec, Ontario, New Brunswick and Prince Edward Island.

The total purchase price was $48.4 million ($65.0 CAD), including certain working capital adjustments, and consisted of $47.5 million in cash at closing and a $1.4 million hold-back for contingencies as defined in the sale and purchase agreement, which will be released to the seller in month 12 and month 24, post acquisition, if not used.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$2,655
Accounts receivable, net	18,449
Prepaid expenses	615
Property, plant and equipment	3,161
Deferred tax assets, net	638
Customer relationships	10,500
Goodwill	20,275
$56,293

Accounts payable	$1,199
Accrued employee compensation and benefits	2,418
Accrued expenses	2,597
Other	1,678
$7,892

Total purchase price	$48,401

In the third quarter of 2017, the Company finalized its valuation of Atelka for the acquisition date assets and liabilities assumed and determined that no material adjustments to any of the balances were required.

The Atelka customer relationships will be amortized over a useful life of 12 years. The goodwill recognized from the Atelka acquisition is attributable, but not limited to, the acquired work force and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Atelka are reported within the CMS segment from the date of acquisition.

rogenSi

In the third quarter of 2014, as an addition to the Customer Strategy Services (“CSS”) segment, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global leadership, change management, sales, performance training and consulting company.

The total potential purchase price was $34.4 million, subject to certain working capital adjustments, and consisted of $18.1 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back for contingencies as defined in the sale and purchase agreement which was released to the sellers in the first quarter of 2016. The total contingent consideration possible per the sale and purchase agreement ranged from zero to $17.6 million and the earn-out payments were payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively. As of December 31, 2016, the contingent consideration has been finalized and a total of $12.0 million was earned and paid.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2016 and 2017 noted above contributed revenues of $43.6 million and $101.9 million, and a net loss of $(4.1) million and $(6.3) million, inclusive of $0.9 million and $2.1 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2017, respectively.

The unaudited proforma financial results for the third quarter and first nine months of 2017 and 2016 combines the consolidated results of the Company, Connextions and Atelka assuming the Connextions acquisition had been completed on January 1, 2016 and the Atelka acquisition on January 1, 2015. The reported revenue and net income of $312.8 million and $11.5 million would have been $362.3 million and $9.4 million for the three months ended September 30, 2016, respectively, on an unaudited proforma basis. The reported revenue and net income of $930.3 million and $34.3 million would have been $1,071.7 million and $27.8 million for the nine months ended September 30, 2016, respectively, on an unaudited proforma basis.

For 2017, the reported revenue and net income of $359.0 million and $14.8 million would have been $359.0 million and $14.8 million for the three months ended September 30, 2017, respectively. The reported revenue and net income of $1,050.7 million and $48.7 million would have been $1,090.0 million and $46.9 million for the nine months ended September 30, 2017, respectively, on an unaudited proforma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the pro forma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the Customer Growth Services (“CGS”) segment and one business unit from the Customer Strategy Services (“CSS”) segment would be divested from the Company’s operations. These business units continue to meet the criteria to be classified as held for sale. The Company had engaged a broker for both business units and is working with potential buyers for both business units. The Company anticipates the transactions will be finalized during the next three to six months. The Company has taken into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third-party evidence from similar transactions to complete the fair value analysis as there has not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of September 30, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2017,  for the business unit in CSS, this loss continues to be the best estimate and no additional charge has been recorded. For the business unit in CGS, based on further discussion and initial offers, management determined that the estimated selling price assumed should be

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

revised. Based on this and further analysis, an additional $3.2 million loss was recorded as of June 30, 2017 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2017, for the business unit in CGS, the aggregate loss continues to be the best estimate and no additional charge has been recorded.

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of September 30, 2017.

As of
September 30, 2017
Cash	$—
Accounts receivable, net	8,240
Allowance for doubtful accounts	(51)
Other assets	589
Property, plant and equipment	1,229
Customer relationships	3,946
Goodwill	3,033
Other intangible assets	771
Allowance for reduction of assets held for sale	(8,478)
Total assets	$9,279

Accounts payable	$1,046
Accrued employee compensation and benefits	817
Accrued expenses	316
Other	312
Total liabilities	$2,491

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TeleTech has deployed the CaféX technology as part of the TeleTech customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock; $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At September 30, 2017, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tested the investment in CaféX for impairment and concluded that the investment was not impaired at September 30, 2017 or December 31, 2016.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss).

TeleTech Spain Holdings SL

In the third quarter of 2017, the Company dissolved TeleTech Spain Holdings SL, a fully owned foreign subsidiary domiciled in Spain. Upon complete liquidation, $3.2 million attributable to the accumulated translation adjustment component of equity has been removed from Accumulated other comprehensive income (loss) and recognized as part of the gain on liquidation. The $3.2 million gain is included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017.

Subsequent Event

On November 8, 2017, the Company agreed to acquire all of the outstanding shares in Motif, Inc., a California corporation (“Motif”). Motif is a digital trust and safety services company serving eCommerce marketplaces, online retailers, travel agencies and financial services companies. Motif provides omni-channel community moderation services via voice, email and chat from delivery centers in India and the Philippines via approximately 2,800 employees. The acquisition will be implemented through two separate transactions.  In November 2017, the Company will complete the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.9 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“founders’ shares”) by no later than May 2020 (“30% buyout period”). The Company agreed to pay for the founders’ shares at a purchase price contingent on Motif’s fiscal year 2020’s adjusted normalized EBITDA, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event and 30% of the excess cash in the business at that point. As a condition to the acquisition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, as part of the Company’s CMS segment, and not to compete with the Company with respect to the acquired business.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$277,373	$—	$277,373	$13,455	$9,133
Customer Growth Services	30,829	—	30,829	717	1,564
Customer Technology Services	34,658	(95)	34,563	1,772	4,158
Customer Strategy Services	16,271	—	16,271	571	945
Total	$359,131	$(95)	$359,036	$16,515	$15,800

Three Months Ended September 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$223,742	$(78)	$223,664	$11,891	$12,255
Customer Growth Services	35,301	—	35,301	1,561	161
Customer Technology Services	36,871	(291)	36,580	2,457	3,776
Customer Strategy Services	17,251	—	17,251	902	(3,666)
Total	$313,165	$(369)	$312,796	$16,811	$12,526

Nine Months Ended September 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$798,527	$(19)	$798,508	$37,843	$43,804
Customer Growth Services	96,890	—	96,890	2,249	6,295
Customer Technology Services	105,337	(283)	105,054	5,377	11,034
Customer Strategy Services	50,290	—	50,290	1,804	2,746
Total	$1,051,044	$(302)	$1,050,742	$47,273	$63,879

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine Months Ended September 30, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$664,647	$(255)	$664,392	$36,024	$36,189
Customer Growth Services	105,713	—	105,713	4,943	4,138
Customer Technology Services	109,720	(522)	109,198	8,187	9,932
Customer Strategy Services	51,008	—	51,008	2,607	(3,752)
Total	$931,088	$(777)	$930,311	$51,761	$46,507

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital Expenditures
Customer Management Services	$12,732	$8,515	$36,701	$29,751
Customer Growth Services	346	375	708	3,546
Customer Technology Services	1,180	1,864	6,025	4,877
Customer Strategy Services	85	366	498	689
Total	$14,343	$11,120	$43,932	$38,863

	September 30, 2017	December 31, 2016
Total Assets
Customer Management Services	$713,377	$585,679
Customer Growth Services	60,086	71,540
Customer Technology Services	106,372	115,537
Customer Strategy Services	69,683	73,548
Total	$949,518	$846,304

	September 30, 2017	December 31, 2016
Goodwill
Customer Management Services	$79,391	$42,589
Customer Growth Services	24,439	24,439
Customer Technology Services	40,839	41,500
Customer Strategy Services	21,915	21,120
Total	$166,584	$129,648

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
United States	$197,664	$166,993	$570,305	$507,819
Philippines	86,938	90,692	258,360	259,898
Latin America	31,361	30,832	96,301	90,154
Canada	18,937	891	56,035	3,020
Europe / Middle East / Africa	14,892	15,604	45,555	49,100
Asia Pacific	9,244	7,784	24,186	20,320
Total	$359,036	$312,796	$1,050,742	$930,311

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the nine months ended September 30, 2017.  The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2016. This client operates in the communications industry and is included in the CMS segment. This client contributed 9.5% and 10.4% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. The Company does have several other clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2017.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2016	Adjustments	Impairments	Currency	2017

Customer Management Services	$42,589	$34,662	$—	$2,140	$79,391
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	(661)	—	—	40,839
Customer Strategy Services	21,120	—	—	795	21,915
Total	$129,648	$34,001	$—	$2,935	$166,584

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2017, the Company assessed whether any such indicators of impairment existed and concluded there were none.

During the quarter ended September 30, 2016, the Company identified negative indicators such as lower financial performance and the reversal of contingent consideration for the CSS reporting unit and thus the Company updated its quantitative assessment for the CSS reporting unit fair value using an income based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. At September 30, 2016, the fair value for the CSS reporting unit exceeded the carrying value, and thus no impairment was required.

The Company has also determined that effective September 30, 2016 the assets of one of the business units within the CSS reporting unit will be held for sale (see discussion in Note 2). Therefore the CSS reporting unit was separated into the component that will be held for sale and the components that will be held for use and two separate fair value analyses were completed. At September 30, 2016 the fair value for the CSS held for use component exceeded the carrying value and thus no impairment was required. The fair value for the CSS held for sale component also exceeded the carrying value, and thus no impairment was required.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other Intangible Assets

In connection with reduced profitability for the Avaya component of the CTS segment an interim impairment analysis was completed during the third quarter of 2016. The Company will modify the sales focus of the Avaya component away from premise product and services towards cloud solutions. The indefinite-lived intangible asset evaluated for impairment consisted of the TSG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 0.5%, a discount rate specific to the trade name of 19.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors, and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $0.4 million, the Company recorded impairment expense of $0.7 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

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

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2017, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands and net of tax):

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Aggregate unrealized net gain/(loss) at beginning of period	$(19,730)	$(25,007)	$(32,393)	$(26,885)
Add: Net gain/(loss) from change in fair value of cash flow hedges	5,420	631	25,290	9,519
Less: Net (gain)/loss reclassified to earnings from effective hedges	(3,487)	(4,179)	(10,694)	(11,189)
Aggregate unrealized net gain/(loss) at end of period	$(17,797)	$(28,555)	$(17,797)	$(28,555)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2017 and December 31, 2016 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2017	Amount	Amount		12 months	Through
Philippine Peso	10,490,000	218,413	(1)	53.2%	August 2021
Mexican Peso	1,774,000	104,652		37.2%	May 2021
		$323,065

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2017 and December 31, 2016.

The Company’s interest rate swap arrangement expired as of May 31, 2017 and no additional swaps have been entered into. As of December 31, 2016, the outstanding interest rate swap was as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
December 31, 2016	Amount	Received	Paid	Date	Date
Swap	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2017 and December 31, 2016 the total notional amounts of the Company’s forward contracts used as fair value hedges were $167.1 million and $227.8 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$55	$—	$355
Other long-term assets	594	—	—
Other current liabilities	(17,071)	—	(447)
Other long-term liabilities	(13,051)	—	—
Total fair value of derivatives, net	$(29,473)	$—	$(92)

	December 31, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,178	$—	$1,606
Other long-term assets	—	—	—
Other current liabilities	(23,503)	(147)	(866)
Other long-term liabilities	(31,714)	—	—
Total fair value of derivatives, net	$(54,039)	$(147)	$740

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,487)	$—	$(4,119)	$(60)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(5,812)	$—	$(7,103)	$—
Interest expense	—	—	—	(104)

	Three Months Ended September 30,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(1,186)	$—	$(3,674)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(10,625)	$(69)	$(10,939)	$(252)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(17,709)	$—	$(18,860)	$—
Interest expense	—	(115)	—	(435)

	Nine Months Ended September 30,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(1,545)	$—	$(3,616)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents information as of September 30, 2017 and December 31, 2016 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2017, the investment in CaféX Communication, Inc., which consists of the Company’s first quarter 2015 $9.0 million investment, the fourth quarter 2016 $3.2 million investment and the first quarter 2017 $1.1 million investment, is recorded at $13.3 million which approximates fair value.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2017 and December 31, 2016, the Company had $255.0 million and $217.3 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2017 outstanding borrowings accrued interest at an average rate of 2.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2017, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(29,473)	$—	$(29,473)
Interest rate swaps	—	—	—	—
Fair value hedges	—	(92)	—	(92)
Total net derivative asset (liability)	$—	$(29,565)	$—	$(29,565)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(54,039)	$—	$(54,039)
Interest rate swaps	—	(147)	—	(147)
Fair value hedges	—	740	—	740
Total net derivative asset (liability)	$—	$(53,446)	$—	$(53,446)

The following is a summary of the Company’s fair value measurements as of September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(12,624)	$—
Derivative instruments, net	—	(29,565)	—
Contingent consideration	—	—	(1,178)
Total liabilities	$—	$(42,189)	$(1,178)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,841)	$—
Derivative instruments, net	—	(53,446)	—
Contingent consideration	—	—	(1,808)
Total liabilities	$—	$(64,287)	$(1,808)

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

The Company recorded contingent consideration related to a revenue servicing agreement with Welltok in the fourth quarter of 2016, in which a maximum of $1.25 million will be paid over eight quarters based on the dollar value of revenue earned by the Company. The contingent payable was recognized at fair value of $1.25 million as of December 31, 2016. As required, the first payment of $435 thousand was completed during the second quarter of 2017. As required, the second payment of $239 thousand was completed during the third quarter of 2017.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2016	Acquisitions	Payments	Adjustments	2017

Welltok	$1,250	$—	$(674)	$—	$576
Atelka	558	—	—	44	602
Total	$1,808	$—	$(674)	$44	$1,178

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

As of September 30, 2017, the Company had $31.0 million of gross deferred tax assets (after a $10.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $30.8 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective tax rate for the three and nine months ended September 30, 2017 was 11.7% and 15.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was (6.9)%  and 15.2%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2014 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the state of Michigan in the United States for tax years 2012 through 2015, for the Philippines branch for tax year 2015, for Belgium for tax years 2014 and 2015, and for eLoyalty in Ireland for tax year 2016. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. During the third quarter of 2017, the Company closed the audit in Hong Kong for 2014 with no changes. Additionally, during the second quarter of 2016, the Company successfully closed the audit in the U.S. for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition) with no changes. The Company also closed in the fourth quarter of 2016 the audit in New Zealand for tax years 2013 and 2014 with no changes.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended September 30, 2017 and 2016 was approximately $2.8 million and $2.0 million, respectively, which had a favorable impact on diluted net income per share of $0.06 and $0.04, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2017 and 2016 was approximately $8.9 million and $4.5 million, respectively, which had a favorable impact on diluted net income per share of $0.19 and $0.10, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2017 and 2016, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

During the three and nine months ended September 30, 2017, several restructuring activities were completed regarding the purchase of Connextions (see Note 2). Several of the delivery centers that were included in the purchase will be closed over the next few quarters. During the second quarter of 2017, a $1.7 million severance accrual was recorded in relation to these closures and included in the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended June 30, 2017. In conjunction with closing one delivery center, a $0.6 million termination fee was recorded in the third quarter of 2017. During the third quarter of 2017, the severance accrual was reviewed and a reversal of $0.7 million was recorded as of September 30, 2017. These charges and reversals were included in the Consolidated Statements of Comprehensive Income (Loss) during the quarter ended September 30, 2017.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Reduction in force
Customer Management Services	$(213)	$2,485	$1,548	$2,482
Customer Growth Services	—	108	—	108
Customer Technology Services	—	314	93	324
Customer Strategy Services	13	82	13	92
Total	$(200)	$2,989	$1,654	$3,006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Facility exit and other charges
Customer Management Services	$600	$699	$642	$852
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	84	33
Customer Strategy Services	21	—	21	—
Total	$621	$699	$747	$885

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2016	$1,468	$98	$1,566
Expense	2,384	747	3,131
Payments	(987)	(841)	(1,828)
Change due to foreign currency	(23)	—	(23)
Change in estimates	(730)	—	(730)
Balance as of September 30, 2017	$2,112	$4	$2,116

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Integration Charges

During the three months ended September 30, 2017, as a result of the Connextions acquisition, certain integration activities were completed and $5.6 million of additional expenses were incurred and paid. These integration activities included the hiring, training and licensing of a group of employees at new delivery centers as one of the acquired centers was closed during the third quarter of 2017 and one of the acquired centers will be closed during the fourth quarter of 2017. The Company has also incurred significant expenses related to the integration of the IT systems and has paid duplicative software costs and facilities expenses for several areas during the transition period.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On February 11, 2016, the Company entered into a First Amendment to its June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association. The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with an initial maximum aggregate commitment of $900.0 million, and an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied.

On October 30, 2017, the Company entered into a Third Amendment to the Credit Agreement and exercised the Credit Facility’s accordion feature to increase the total commitment under the Credit Facility to $1.2 billion. All other material terms of the Credit Agreement remained unchanged.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2017 and December 31, 2016, the Company had borrowings of $255.0 million and $217.3 million, respectively, under its Credit Agreement, and its average daily utilization was $474.3 million and $359.5 million for the nine months ended September 30, 2017 and 2016, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $390.0 million as of September 30, 2017. As of September 30, 2017, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2017, outstanding letters of credit under the Credit Agreement totaled $3.9 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2017, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $7.6 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2017	2016
Noncontrolling interest, January 1	$6,981	$7,201
Net income attributable to noncontrolling interest	2,828	2,804
Dividends distributed to noncontrolling interest	(2,745)	(2,745)
Foreign currency translation adjustments	325	(70)
Equity-based compensation expense	(291)	96
Other	—	10
Noncontrolling interest, September 30	$7,098	$7,296

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

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Nine Months Ended September 30,
	2017	2016
Mandatorily redeemable noncontrolling interest, January 1	$—	$4,131
Net income attributable to mandatorily redeemable noncontrolling interest	—	—
Working capital distributed to mandatorily redeemable noncontrolling interest	—	(492)
Change in redemption value	—	466
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)
Mandatorily redeemable noncontrolling interest, September 30	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	(7,999)	9,519	2,330	3,850
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11,189)	(1,128)	(12,317)
Net current period other comprehensive income (loss)	(7,999)	(1,670)	1,202	(8,467)

Accumulated other comprehensive income (loss) at September 30, 2016	$(79,195)	$(28,555)	$(2,082)	$(109,832)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	8,089	25,290	738	34,117
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,694)	(352)	(11,046)
Net current period other comprehensive income (loss)	8,089	14,596	386	23,071

Accumulated other comprehensive income (loss) at September 30, 2017	$(83,919)	$(17,797)	$(2,177)	$(103,893)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2017	2016	(Loss) Classification

Derivative valuation
Loss on foreign currency forwards	$(5,812)	$(7,103)	Revenue
Loss on interest rate swaps	—	(104)	Interest expense
Tax effect	2,325	3,028	Provision for income taxes
	$(3,487)	$(4,179)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(130)	$(804)	Cost of services
Tax effect	13	80	Provision for income taxes
	$(117)	$(724)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2017	2016	(Loss) Classification

Derivative valuation
Loss on foreign currency forwards	$(17,709)	$(18,860)	Revenue
Loss on interest rate swaps	(115)	(435)	Interest expense
Tax effect	7,130	8,106	Provision for income taxes
	$(10,694)	$(11,189)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(391)	$(1,252)	Cost of services
Tax effect	39	124	Provision for income taxes
	$(352)	$(1,128)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Shares used in basic earnings per share calculation	45,838	47,081	45,816	47,771
Effect of dilutive securities:
Stock options	10	6	9	11
Restricted stock units	517	214	513	292
Performance-based restricted stock units	2	14	10	15
Total effects of dilutive securities	529	234	532	318
Shares used in dilutive earnings per share calculation	46,367	47,315	46,348	48,089

For the three months ended September 30, 2017 and 2016, options to purchase 0.0 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, options to purchase 0.0 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended September 30, 2017 and 2016, restricted stock units (“RSUs”) of 0.0 million and 0.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2017 and 2016, RSUs of 0.0 million and 0.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2017 and 2016, the Company recognized total compensation expense of $3.5 million and $8.4 million and $2.7 million and $7.3 million, respectively. Of the total compensation expense, $1.4 million and $2.9 million was recognized in Cost of services and $2.1 million and $5.5 million was recognized in Selling, general and administrative during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recognized compensation expense of $1.0 million and $2.3 million in Cost of services and $1.7 million and $5.0 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2017 and 2016, the Company granted 724,951 and 443,875 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.5 million and $8.7 million for the three and nine months ended September 30, 2017, respectively. The Company recognized compensation expense related to RSUs of $2.6 million and $7.2 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was approximately $25.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

The Company recognized compensation expense related to subsidiary performance options of zero and $(0.3) million for the three and nine months ended September 30, 2017, respectively. The option benefit for 2017 resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

(16)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2017 and 2016, the Company expensed $0.6 million and $0.7 million, respectively, to Avion and Airmax for services provided to the Company. There was $114 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2017.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the nine months ended September 30, 2017 and 2016, the Company paid $55 thousand and $75 thousand, respectively.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TeleTech holds a 17.2% equity investment in. During the three and nine months ended September 30, 2017, the Company purchased $0.0 million and $0.1 million, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a leading global provider of technology enabled customer experience services. We help leading brands improve customer experiences and operational effectiveness through a unique combination of technological innovation and operational expertise. Our portfolio of solutions includes consulting, technology, operations and analytics to enable a seamless customer experience across every interaction channel and phase of the customer lifecycle. Our solutions are supported by 49,500 employees delivering services in 23 countries from 92 customer engagement centers on six continents. Our revenue for the quarter ended September 30, 2017 was $359.0 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our heritage business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $359.0 million in revenue we reported in the current period, approximately 23% or $81.7 million came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth and technology-based services, with the remainder of our revenue coming from the heritage business process outsourcing focused CMS segment.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program and regular semi-annual dividends. As of September 30, 2017, our cumulative authorized repurchase allowance was $762.3 million, of which we repurchased 46.1 million shares for $735.8 million. For the period from September 30, 2017 through October 31, 2017, we did not repurchase any additional shares. The stock repurchase program does not have an expiration date.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. Thereafter, the Company has been paying a semi-annual dividend in October and April of each year in amount ranging between $0.18 and $0.22 per common share. On September 21, 2017, the Board of Directors authorized a dividend of $0.25 per common share, which was paid on October 17, 2017 to shareholders of record as of October 5, 2017.

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

Financial Highlights

In the third quarter of 2017, our revenue increased 14.8% to $359.0 million over the same period in 2016 including an increase of 0.5% or $1.7 million due to foreign currency fluctuations. This increase in revenue is comprised of an increase from the Atelka and Connextions acquisitions and organic growth in the CMS and CTS segments. Revenue, adjusted for the $1.7 million increase related to foreign exchange, increased by $44.5 million, or 14.2%, over the prior year.

Our third quarter 2017 income from operations increased 26.1% to $15.8 million or 4.4% of revenue, from $12.5 million or 4.0% of revenue in the third quarter of 2016. This increase is primarily due to increases in CMS organic and inorganic volumes, a $3.8 million increase due to foreign currency fluctuations and a deprioritization of certain non-essential businesses and activities, offset by investments to build out, hire and train for the increased fourth quarter 2017 seasonal volumes, which increased third quarter 2017 CMS costs. In addition, income from operations in the third quarter of 2017 and 2016 included $6.0 million ($5.6 million of which related to the planned integration of the Connextions acquisition) and $9.3 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 23,000 workstations, representing 56% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $111 million and represented 36% of our revenue for the third quarter of 2017, as compared to $111 million and 43% of our revenue for 2016.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs through internally generated cash flows. As of September 30, 2017, we had $78.8 million of cash and cash equivalents, total debt of $270.8 million, and a total debt to total capitalization ratio of 40.4%.

We internally target capacity utilization in our customer engagement centers at 80% to 90% of our available workstations. As of September 30, 2017, the overall capacity utilization in our centers was 78%, up from 71%, in the prior period. The table below presents workstation data for all of our centers as of September 30, 2017 and 2016. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2017			September 30, 2016
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	39,856	30,916	78%	34,538	24,284	70%
Sites open <1 year	969	949	98%	1,104	967	88%
Total workstations	40,825	31,865	78%	35,642	25,251	71%

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2017 and 2016 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$277,373	$223,664	$53,709	24.0%
Operating Income	9,133	12,255	(3,122)	(25.5)%
Operating Margin	3.3%	5.5%

The increase in revenue for the Customer Management Services segment was attributable to a $55.3 million net increase in organic and inorganic client programs including the Atelka and Connextions acquisitions  and a $1.4 million increase due to foreign currency fluctuations, offset by program completions of $3.0 million.

The operating income as a percentage of revenue decreased to 3.3% in the third quarter of 2017 as compared to 5.5% in the prior period. The operating margin decreased due to $5.6 million of planned restructuring and integration charges for the Connextions acquisition related to severance, center closure costs, the hiring, training and licensing of employees in new delivery centers and the integration of the IT systems, as well as investments to buildout, hire, and train for the increased fourth quarter 2017 seasonal volumes, which necessitated increased third quarter 2017 costs. These were partially offset by higher revenue, a $3.7 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the second half of 2016. Included in the operating income was amortization expense related to acquired intangibles of $1.2 million and $0.2 million for the quarters ended September 30, 2017 and 2016, respectively.

Customer Growth Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$30,829	$35,301	$(4,472)	(12.7)%
Operating Income	1,564	161	1,403	871.4%
Operating Margin	5.1%	0.5%

The decrease in revenue for the Customer Growth Services segment was due to a $1.6 million increase in client programs and a decrease for program completions of $6.1 million.

The operating income as a percentage of revenue increased to 5.1% in the third quarter of 2017 as compared to 0.5% in the prior period. This increase in margin is related to pricing improvements and other profit optimization actions, along with a reduction in the operating losses for the Digital Marketing unit which we are holding for sale.  Included in the operating income was amortization expense related to acquired intangibles of zero and $0.5 million for the quarters ended September 30, 2017 and 2016, respectively.

Customer Technology Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$34,563	$36,580	$(2,017)	(5.5)%
Operating Income	4,158	3,776	382	10.1%
Operating Margin	12.0%	10.3%

The decrease in revenue for the Customer Technology Services segment was driven by a decrease in the Avaya offerings as we wound down and then sold the business unit in the second quarter of 2017, offset by revenue increases in the CISCO offerings.

The operating income as a percentage of revenue increased to 12.0% in the third quarter of 2017 as compared to 10.3% in the prior period. This increase is primarily due to a decrease in amortization. Included in the operating income was amortization expense related to acquired intangibles of $0.3 million and $1.2 million for the quarters ended September 30, 2017 and 2016, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$16,271	$17,251	$(980)	(5.7)%
Operating Income	945	(3,666)	4,611	125.8%
Operating Margin	5.8%	(21.3)%

The decrease in revenue for the Customer Strategy Services segment was related to growth in the Content and Collaboration practice offset by decreases in the Mindset and Sales Transformation and Customer Insights practices across multiple delivery regions.

The operating income as a percentage of revenue increased to 5.8% in the third quarter of 2017 as compared to an operating loss of (21.3)% in the prior period. The increase is primarily related to the $4.5 million charge for the impairment of two trade name intangibles recorded during the third quarter of 2016.  Included in the operating income was amortization expense of $0.5 million and $0.8 million for the quarters ended September 30, 2017 and 2016, respectively.

Interest Income (Expense)

For the three months ended September 30, 2017 interest income increased to $0.9 million from $0.4 million in the same period in 2016. Interest expense increased to $3.5 million during 2017 from $2.0 million during 2016 due to larger outstanding balances on the line of credit primarily due to acquisitions, and higher interest rates.

Other Income (Expense)

Included in the three months ended September 30, 2017 was a  $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment.

Included in the three months ended September 30, 2016 was a $4.3 million benefit related to a fair value adjustment of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended September 30, 2017 was 11.7%. This compares to an effective tax rate of (6.9)% for the comparable period of 2016. The effective tax rate for the three months ended September 30, 2017 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a  $1.0 million benefit related to excess taxes on equity compensation, $0.2 million of expense related to return to provision adjustments, $2.4 million of benefit from restructuring expenses, and  $0.1 million of other, the Company’s effective tax rate for the third quarter of 2017 would have been 22.1%.

Results of Operations

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2017 and 2016 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$798,508	$664,392	$134,116	20.2%
Operating Income	43,804	36,189	7,615	21.0%
Operating Margin	5.5%	5.4%

The increase in revenue for the Customer Management Services segment was attributable to a $145.9 million net increase in organic and inorganic client programs including Atelka and Connextions offset by program completions of $12.1 million. Revenue was further impacted by a $0.3 million increase due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 5.5% for the nine months ended September 30, 2017 as compared to 5.4% in the prior period. The operating margin increased due to higher revenue, a $10.6 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the second half of 2016. These increases were partially offset by $9.0 million of restructuring and integration charges for the Connextions acquisition related to severance, center closure costs, the hiring, training and licensing of employees in new delivery centers and the integration of the IT systems, as well as investments to buildout, hire and train for the increased fourth quarter 2017 seasonal volumes. Included in the operating income was amortization expense related to acquired intangibles of $3.0 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Customer Growth Services

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$96,890	$105,713	$(8,823)	(8.3)%
Operating Income	6,295	4,138	2,157	52.1%
Operating Margin	6.5%	3.9%

The decrease in revenue for the Customer Growth Services segment was due to a $10.2 million increase in client programs and a decrease for program completions of $19.0 million.

The operating income as a percentage of revenue increased to 6.5% for the nine months ended September 30, 2017 as compared to 3.9% in the prior period. This was attributable to pricing improvements and other profit optimization actions, along with reductions in amortization expenses and a reduction in the operating loss for the Digital Marketing unit which we are holding for sale. Included in the operating income was amortization expense related to acquired intangibles of zero and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Customer Technology Services

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$105,054	$109,198	$(4,144)	(3.8)%
Operating Income	11,034	9,932	1,102	11.1%
Operating Margin	10.5%	9.1%

The decrease in revenue for the Customer Technology Services segment was driven by an increase for the CISCO offerings offset by  a decrease in the Avaya offerings as we wound down and then sold the business unit in the second quarter of 2017.

The operating income as a percentage of revenue increased to 10.5% for the nine months ended September 30, 2017 as compared to 9.1% in the prior period. The increase is due to increased profitability in the CISCO offerings and a reduction in amortization. Included in the operating income was amortization expense related to acquired intangibles of $0.8 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$50,290	$51,008	$(718)	(1.4)%
Operating Income (Loss)	2,746	(3,752)	6,498	173.2%
Operating Margin	5.5%	(7.4)%

The decrease in revenue for the Customer Strategy Services segment was related to growth in the Content and Collaboration and Service Optimization practices offset by decreases in the Mindset and Sales Transformation and Customer Insights practices across multiple delivery regions.

The operating income as a percentage of revenue was 5.5% for the nine months ended September 30, 2017 as compared to a loss of (7.4)% in the prior period. The operating income increased primarily due to the $4.5 million charge for the impairment of two trade name intangibles recorded during the third quarter of 2016, as well as expense rationalization, decreased amortization and reduced losses for the PRG Middle East unit which we are holding for sale. Included in the operating income was amortization expense of $1.5 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2017 interest income increased to $2.0 million from $0.8 million in the same period in 2016. Interest expense increased to $8.7 million during 2017 from $5.8 million during 2016 due to larger outstanding balances on the line of credit primarily due to the acquisitions, and higher average interest rates.

Other Income (Expense), Net

Included in the nine months ended September 30, 2017 was a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment.

Included in the nine months ended September 30, 2017 was $3.2 million of estimated losses related to a business unit which has been classified as assets held for sale (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the nine months ended September 30, 2016 was a $4.3 million benefit related to a fair value adjustment of contingent consideration for one of our acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the nine months ended September 30, 2017 was 15.0%. This compares to an effective tax rate of 15.2% for the comparable period of 2016. The effective tax rate for the nine months ended September 30, 2017 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a  $2.0 million benefit related to excess taxes on equity compensation, $0.2 million benefit related to return to provision, $3.9 million benefit related to restructuring expenses and $1.3 million benefit related to businesses held for sale, the Company’s effective tax rate for the nine months ended September 30, 2017 would have been 22.3%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2017, we generated positive operating cash flows of $149.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2017 and 2016.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $78.8 million and $55.3 million as of September 30, 2017 and December 31, 2016, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2017 and 2016, net cash flows provided by operating activities was $149.6 million and $110.8 million, respectively. The increase was primarily due to a $41.9 million decrease in payments made for operating expenses,  an  $18.8 million increase in collections for deferred revenue,  offset by a  $10.3 million decrease in cash collected from accounts receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017 and 2016, we reported net cash flows used in investing activities of $126.3 million and $39.2 million, respectively. The increase was due to a $5.1 million increase in capital expenditures and an additional  $81.7 million related to funding for an acquisition.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017 and 2016, we reported net cash flows used in financing activities of $1.4 million and $61.0 million, respectively. The change in net cash flows from 2016 to 2017 was primarily due to a $8.7 million increase in the Credit Facility, a $39.0 million decrease in purchases of our outstanding common stock, a  $12.9 million decrease in contingent consideration and purchase of non-controlling interest payments and a decrease of $1.9 million related to the 2016 payment of debt issuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in cash flow from working capital. Free cash flow was $105.7 million and $72.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$24,188	$55,793	$149,643	$110,838
Less: Purchases of property, plant and equipment	14,343	11,120	43,932	38,863
Free cash flow	$9,845	$44,673	$105,711	$71,975

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2017 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$6,702	13,405	257,793	—	$277,900
Equipment financing arrangements	3,216	4,675	1,378	—	9,269
Contingent consideration	1,178	—	—	—	1,178
Purchase obligations	10,761	8,589	1,007	—	20,357
Operating lease commitments	44,438	59,522	36,894	25,661	166,515
Other debt	2,763	3,388	387	—	6,538
Total	$69,058	$89,579	$297,459	$25,661	$481,757

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2017.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $4.0 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2017 to be approximately 4.4% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2017 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2017, one of our clients represented 9.5% of our total revenue. Our five largest clients, collectively, accounted for 35.2% and 36.4% of our consolidated revenue for the three months ended September 30, 2017 and 2016, respectively. Our five largest clients, collectively, accounted for 34.3% and 35.8% of our consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. We have experienced long-term relationships with our top five clients, ranging from 10 to 21 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2018 and 2020. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2017,  we had $255.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2017, interest accrued at a rate of approximately 2.3% and 2.1% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would be a $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement has expired as of May 31, 2017 and no additional swaps have been entered into. As of December 31, 2016 the outstanding interest rate swap was as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
December 31, 2016	Amount	Received	Paid	Date	Date
Swap	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017

Foreign Currency Risk

Our subsidiaries in Bulgaria, Costa Rica, Mexico, Poland, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2017 and 2016, revenue associated with this foreign exchange risk was 27% and 33% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2017 and December 31, 2016 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2017	Amount	Amount		12 months	Through
Philippine Peso	10,490,000	218,413	(1)	53.2%	August 2021
Mexican Peso	1,774,000	104,652		37.2%	May 2021
		$323,065

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2017 and December 31, 2016.

The fair value of our cash flow hedges at September 30, 2017 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2017	Next 12 Months
Philippine Peso	(15,688)	(9,399)
Mexican Peso	(13,785)	(7,617)
	$(29,473)	$(17,016)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2016 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately $17.7 million and $18.9 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2017 and 2016, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2017 and 2016, approximately 25% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2017 or December 31, 2016.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance because of the material weaknesses in our internal control over financial reporting.

At the year ended December 31, 2016, material weaknesses existed in the Company’s internal control over financial reporting. Certain material weaknesses that existed at the year ended December 31, 2016 continued to exist as of September 30, 2017. These material weaknesses are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Remediation of Prior Material Weakness

The following captures the progress made by management related to the revenue material weakness that has been remediated.

Revenue: Management previously identified a material weakness in the design and operating effectiveness of controls over the revenue process. During 2016, management took the necessary steps to redesign the control framework, including the implementation of (i) a revenue quality assurance organization, (ii) standardized contract and invoice review and approval templates, and (iii) a document storage system for improved organization and evidence of review. Additionally, management established a quarterly control owner certification process and invested in employee training.  Management completed the design and implementation of this control framework in the quarter ended December 31, 2016. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2017. Accordingly, the revenue material weakness is remediated.

Remediation Efforts and Status of Remaining Material Weaknesses

Impairments:  During 2016, management has taken the necessary steps to redesign the control framework, including implementation of specific preparation and review procedures to (i) ensure the accuracy of the valuation models used to calculate fair market values, (ii) validate the source of the financial forecasts, and (iii) evidence the assessment of the models for reasonableness. In addition, TeleTech has engaged a third-party valuation expert to assist management with the underlying valuation models supporting the goodwill and intangible impairment assessments. Management has completed the design and implementation of the control framework and has tested the impairment controls in the quarter ending December 31, 2016. Management will continue to test the controls for impairment in 2017 to ensure they have operated for a sufficient period of time before concluding on remediation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2017:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
June 30, 2017				$26,580
July 1, 2017 - July 31, 2017	—	$—	—	$26,580
August 1, 2017 - August 31, 2017	—	$—	—	$26,580
September 1, 2017 - September 30, 2017	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2017, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of September 30, 2017 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.85*		Employment Agreement between Anthony Y. Tsai and TeleTech Services Corporation effective as of September 5, 2017.

10.92

Third Amendment to Amended and Restated Credit Agreement and Incremental Increase Agreement for a senior secured revolving credit facility with a syndicate of lenders, led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender, effective as of October 31, 2017 (incorporated by reference as Exhibit 10.92 to TeleTech’s Current Report on Form 8-K filed on November 1, 2017).

10.97*

Stock Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, Motif, Inc. (“Motif”), Kaushal Mehta and Parul Mehta (referred to collectively as the “Founders”), the shareholders of Motif (other than Founders, referred to as “Sellers”), and Outforce LLC (the Sellers’ Agent).

10.98*

Share Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, the Founders, The Anishi Mehta Irrevocable Trust, The Ishan Mehta Irrevocable Trust, Anishi Mehta, and Ishan Mehta.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2017 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer