Form 10-K
period 2017-12-31
TTEC Holdings, Inc.
filed 2018-03-13
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11919

TTEC Holdings, Inc.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were 45,694,081 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $562,964,438 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 28, 2018, there were 45,876,511 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2018 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2017 FORM 10-K

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined but are not limited to factors discussed in the section of this report entitled “Risk Factors”. Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”) and we undertake no obligation to update them, except as may be required by applicable laws.

AVAILABILITY OF INFORMATION

TTEC Holdings, Inc.’s principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to these reports are available free of charge by (i) visiting our website at http://www.ttec.com/investors/sec-filings/ or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@ttec.com. TTEC’s SEC filings are posted on our corporate website as soon as reasonably practical after we electronically file such materials with, or furnish them to, the SEC. Information on our website is not incorporated by reference into this report.

You may also access any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549 (telephone number 1-800-SEC-0330); or via the SEC’s public website at www.sec.gov.

ii

PART I

ITEM 1.  BUSINESS

Our Business

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of some of the world's most innovative brands. We help these large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interaction channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations.  Since our establishment in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty by simplifying and personalizing interactions with their customers. We deliver thought leadership, through innovation in programs that differentiate our clients from their competition.

We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital provides digital consultancy for designing and building human centric, tech-enabled, insight-driven customer experience solutions.
•	TTEC Engage is the Company’s global hub of operational excellence providing clients with turnkey customer acquisition, care, revenue growth, and digital trust and safety services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 56,000 employees delivering services in 24 countries from 97 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments, two of which comprise TTEC Engage - Customer Management Services (“CMS”) and Customer Growth Services (“CGS”); and two of which comprise TTEC Digital - Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”).

Our revenue for fiscal 2017 was $1,477 million, approximately 23% or $336 million of which came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth or technology-based services with the remainder of our revenue coming from the core customer care services of our CMS segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying and strengthening our core customer care services with consulting, data analytics and insights technologies, and technology-enabled, outcomes-focused services.

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2017, we acquired Motif, Inc., a digital trust and safety services company based in India and the Philippines, and Connextions, Inc., a U.S.-based health services company focused on improving the customer relationships for healthcare plan providers and pharmacy benefits managers.

While we have customer relationship experience in almost every industry, we have developed tailored expertise in the automotive, communications, healthcare, financial services, government, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve approximately 300 clients globally.

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We continue to return capital to our shareholders via an ongoing stock repurchase program and semi-annual dividends. As of December 31, 2017, our cumulative authorized share repurchase allowance was $762.3 million, of which we have repurchased 46.1 million shares for $735.8 million. Our remaining repurchase allowance is $26.6 million which may be increased at the discretion of our Board of Directors. For the period from January 1, 2018 through February 28, 2018, we did not purchase any additional shares. Our stock repurchase program does not have an expiration date.

Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows from operations, capital needs and liquidity factors. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. Thereafter, the Company has been paying a semi-annual dividend in October and April of each year in amounts ranging between $0.18 and $0.25 per common share. Effective February 28, 2018, the Company’s Board of Directors authorized an additional semi-annual dividend of  $0.27 per common share, payable on April 12, 2018 to shareholders of record as of March 30, 2018.

Our Market Opportunity

Our end-to-end customer experience approach is designed to drive retention, affinity, growth, and customer protection, all with savings for our clients.  Our transition from multichannel to true omnichannel service requires agility and speed and TTEC’s integrated approach is growing in strategic relevance because of the following trends:

•

Increasing focus on customer engagement to sustain competitive advantage. — The ability to sustain a competitive advantage based on price or product differentiation has significantly narrowed given the speed of technological innovation. As our clients’ customers become more connected and widely broadcast their experiences across a variety of social networking channels, the quality of the experience has a profound impact on brand loyalty and business performance. We believe customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand on the totality of their experience, including not only the superiority of the product or service but more importantly on the quality of their ongoing service interactions. Given the strong correlation between high customer satisfaction and improved profitability, we believe more companies are increasingly focused on selecting third-party partners, such as TTEC,  that can deliver integrated insights-driven strategy, service and technology solutions that increase the lifetime value of each customer relationship versus merely reducing costs.

•

Increasing percentage of companies consolidating their customer engagement requirements with a few select partners who can deliver measurable business outcomes by offering an integrated, technology-rich solution. — The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience across all devices and channels. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self serve, virtual agents and the social network. We believe companies will continue to consolidate to third-party partners, like TTEC, who have demonstrated expertise in increasing brand value by delivering a holistic, integrated customer-centric solution that spans the customer experience from strategy through execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

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

Our Strategy

We aim to grow our revenue and profitability by focusing on our core customer engagement operational capabilities linking them to higher margin, insights and technology-enabled platforms and managed services to drive a superior customer experience for our clients’ customers. To that end we plan to continue:

•	Building deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;
•	Pursuing new clients who lead their respective industries and who are committed to customer engagement as a differentiator;
•

Investing in our sales leadership team at both the segment level to improve collaboration and speed-to-market and consultative sales level to deliver more integrated, strategic, and transformational solutions;

•	Executing strategic acquisitions that further complement and expand our integrated solutions;
•	Investing in technology-enabled platforms and innovating through technology advancements, broader and globally protected intellectual property, and process optimization, and
•	Working within our technology partner ecosystem to deliver best in class solutions with expanding intellectual property through value-add applications, integrations, services and solutions.

Our Integrated Service Offerings, Centers of Excellence and Business Segments

We have two centers of excellence that encompass our four operating and reportable segments.

TTEC Digital houses our professional services and technology platforms. These solutions are critical to enabling and accelerating digital transformation for our clients.

Customer Strategy Services Segment

Through our strategy and operations, analytics, and learning and performance consulting expertise, we help our clients design, build and execute their customer engagement strategies. We help our clients to better understand and predict their customers’ behaviors and preferences along with their current and future economic value. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity and to better optimize their investments in customer experience. This insight-based strategy creates a roadmap for transformation.  We build customer journey maps to inform service design across automated, human and hybrid interaction and increasingly are developing and implementing strategies around Interactive Virtual Assistants (chat bots). A key component of this segment involves instilling a high-performance culture through management and leadership alignment and process optimization.

Customer Technology Services Segment

In connection with the design of the customer engagement strategy, our ability to architect, deploy and host or manage the client’s customer experience environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer experience environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology platforms, we also provide data-driven context aware software-as-a-service (“SaaS”) based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

TTEC Engage houses our end-to-end managed services operations for customer care, growth and trust and safety services.

Customer Management Services Segment

We design and manage clients’ front-to-back office processes to deliver just-in-time, personalized, protected, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, email, e-commerce and social media to optimize the customer experience for our clients. In addition, we manage certain client back-office processes to enhance their customer-centric view of relationships and maximize operating efficiencies. We also perform fraud prevention and content moderation services to protect our clients and their customers from malevolent digital activities. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Customer Growth Services Segment

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver or manage approximately $4 billion in client revenue annually via the discovery, acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and proprietary analytics platform. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our Competitive Strengths

We believe that our differentiation lies in our integrated unified offering and our holistic approach to customer experience and engagement as an end-to-end provider of customer engagement services, technologies, insights and innovations. Humanify Customer Engagement as a Service includes customer strategy, technology services, customer management, growth and protections services. We also believe that our insight-driven technological solutions, innovative human capital strategies and globally scaled and deployed best practices in operational excellence are key elements to our continued industry leadership.

As the complexity and pace of technological change required to deliver our omnichannel customer engagement increases, the successful execution of our principal corporate strategies depends on our competitive strengths, which are briefly described below:

•	Our industry reputation and leadership position reflecting more than three decades of delivering integrated customer engagement solutions to our clients;
•	Omnichannel, multi-modal solutions that meet the rapidly changing profile of the customer and their heightened expectations;

•	Scalable technology and human capital infrastructure using globally deployed best practices to ensure a consistent, high-quality service;
•	Tailored and optimized customer care delivery through the use of proprietary workforce hiring, award-winning training and development programs, and performance optimization methodology and tools; and
•	Commitment to continued investment and innovation that enhances the strategic capabilities of our clients.

Technological Excellence

Our Humanify Technology Platforms are based on secure, private, 100% internet protocol based infrastructure. This architecture enables us to centralize and standardize our worldwide delivery capabilities resulting in improved scalability and quality of delivery for our clients, as well as lower capital, and lower information technology (“IT”) operating costs.

The foundation of this platform is our nine data centers located on five continents. Our data centers provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, business analytic and storage capabilities, enabling seamless operations from any location around the globe. This hub and spoke model enables us to provide our services at competitive cost while increasing scalability, reliability, asset utilization and the diversity of our service offerings. It also provides an effective redundancy for timely responses to system interruptions and outages due to natural disasters and other conditions outside our control.  We monitor and manage our data centers 24 x 7, 365 days per year from several strategically located global command centers to ensure the availability of our redundant, fail-over capabilities for each data center.

Importantly, this platform has become the foundation for new, innovative offerings including TTEC’s cloud-based offerings, Humanify @Home for remote omnichannel agents, and our suite of human capital solutions.

Further, our Humanify Technology Platforms leverage reference architectures for multiple scenarios whether we are operating the platforms and the services, implementing customized platforms for clients, or providing advanced managed services, continuous and automated development environments.

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

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 97 customer engagement centers and work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting and analytics on performance across the globe to ensure consistency of delivery. This information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Our global operating model includes customer engagement centers in 17 countries on six continents that operate 24 hours a day, 365 days a year. New customer engagement centers are established and existing centers are expanded or scaled down to accommodate anticipated business demands or specific client needs. We have significant capacity in the Philippines, India, Mexico and Brazil to support customer demand and deliver superior cost efficiencies. We continue to explore opportunities in North America, Central Europe and Africa to diversify our client footprint enabling near-shore and off-shore locations that enable our multi-lingual service offerings and provide superior client economics.

Of the 17 countries from which we provide customer management solutions, 10 provide some services for onshore clients including the U.S., Australia, Brazil, Canada, China, Germany, Ireland, South Africa, Thailand, and the United Kingdom. The total number of workstations in these countries is 19,900, or 45% of our total delivery capacity. The other seven countries provide services, partially or entirely, for offshore clients including Bulgaria, Costa Rica, India, Macedonia, Mexico, Poland, and the Philippines. The total number of workstations in these countries is 24,500 or 55% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

We develop long-term relationships with Global 1000 companies in customer intensive industries, whose business complexities and customer focus requires a partner that can quickly and globally scale integrated technology and data-enabled services.

In 2017, our top five and ten clients represented 35% and 49% of total revenue, respectively; and one of our clients, Telstra Corporation Limited, represented 9.0% of our total annual revenue. In several of our operating segments, we enter into long-term relationships which provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience by either party, our relationships with our top five clients have ranged from 10 to 21 years including multiple contract renewals for several of these clients. In 2017, we had a 95% client retention rate for the combined Customer Management Services and Customer Growth Services segments.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 13% of our total annual revenue. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We are a global customer experience company that designs, builds and operates omnichannel customer experiences on our clients’ behalf. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly-focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation, integrated solutions, operational performance and efficiencies, pricing, brand recognition and financial strength.

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

In our Customer Management Services business, we primarily compete with in-house customer management operations as well as other companies that provide customer care including: Alorica, Convergys, Sykes, and Teleperformance, among others. As we expand our offerings into customer engagement consulting, technology, and growth, we are competing with smaller specialized companies and divisions of multinational companies, including Bain & Company, McKinsey & Company, Accenture, IBM, AT&T, Interactive Intelligence, LiveOps, inContact, Five9, WPP, Publicis Groupe, Dentsu, Sitel, and others.

Employees

Our people are our most valuable asset. As of December 31, 2017, we had 56,000 employees in 24 countries on six continents. Although a percentage of our Customer Management Services segment employees are hired seasonally to address the fourth quarter and first quarter higher business volumes in retail, healthcare and other seasonal industries, most remain employed throughout the year and work at 97 locations and through our @home environment. Approximately 65% of our employees are located outside of the U.S. Approximately 10% of our employees are covered by collective bargaining agreements, most of which are mandated under national labor laws outside of the United States. These agreements are subject to periodic renegotiations and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements.

Research, Innovation, Intellectual Property and Proprietary Technology

We recognize the value of innovation in our business and are committed to developing leading-edge technologies and proprietary solutions. Research and innovation have been a major factor in our success and we believe that they will continue to contribute to our growth in the future. We use our investment in research and development to create, commercialize and deploy innovative business strategies and high-value technology solutions.

We deliver value to our clients through, and our success in part depends on, certain proprietary technologies and methodologies. We leverage U.S. and foreign patent, trade secret, copyright and trademark laws as well as confidentiality, proprietary information non-disclosure agreements, and key staff non-competition agreements to protect our proprietary technology.

As of December 31, 2017 we had 41 patent applications pending in 8 jurisdictions; and own 116 U.S. and non-U.S. patents that we leverage in our operations and as market place differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and by trademarks and service marks registered in  27  countries.

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties discussed in this section when evaluating our business. If any of these risks or uncertainties actually occur, our business, financial condition, and results of operations (including revenue, profitability and cash flows) could be materially adversely affected and the market price of our stock may decline.

Our markets are highly competitive and we might not be able to compete effectively

The markets where we offer our services are highly competitive. Our future performance is largely dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. We compete with large multinational service providers; offshore service providers from lower-cost jurisdictions that offer similar services, often at highly competitive prices and more aggressive contract terms; niche solution providers that compete with us in specific geographic markets, industry segments or service areas; companies that rely on new disruptive technologies or delivery models, including artificial intelligence powered solutions; and in-house functions of large companies that use their own resources, rather than outsourcing customer care and customer experience services we provide. Some of our competitors have greater financial or marketing resources than we do and, therefore, may be better able to compete.

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

If we are unsuccessful in implementing our business strategy, our long-term financial prospects could be adversely affected

Our growth strategy is based on continuous diversification of our business beyond contact center customer care outsourcing to an integrated customer experience platform that unites innovative and disruptive technologies, strategic consulting, data analytics, client growth solutions, and customer experience focused system design and integration. These investments in technologies and integrated solution development, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services. If we are not successful in creating value from these investments, the investments could have a negative impact on our operating results and financial condition.

Cyber-attacks, cyber-fraud, and unauthorized information disclosure could harm our reputation, cause liability, result in service outages and losses, any of which could adversely affect our business and results of operations

Our business involves the use, storage, and transmission of information about our clients, customers of our clients, and our employees. While we take reasonable measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure could subject us to liability under relevant law and our contracts and could harm our reputation resulting in loss of revenue and loss of business opportunities.

In recent years, there have been an increasing number of high profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers and cyber criminals launching a broad range of attacks targeting information technology systems. Our business is dependent on information technology systems. Information security breaches, computer viruses, interruption or loss of business data, DDoS (distributed denial of service) attacks, and other cyber-attacks on any of these systems could disrupt the normal operations of our contact centers, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients.

We are experiencing an increase in frequency of cyber-fraud attempts, such as so-called “social engineering” attacks and phishing scams, which typically seek unauthorized money transfers or information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are also growing in sophistication, may deceive our employees, resulting in a material loss.

While we have taken reasonable measures to protect our systems and processes from intrusion and cyber-fraud, we cannot be certain that advances in cyber-criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control, which could result in damage to our systems, our reputation and our profitability.

Our need for consistent improvements in cybersecurity may force us to expend significant additional resources to respond to system disruptions and security breaches, including additional investments in repairing systems damaged by such attacks, reconfiguring and rerouting systems to reduce vulnerabilities, and resolution of legal claims that may arise from data breaches. A significant cyber security breach could materially harm our business, financial condition, and operating results.

The recently enacted General Data Protection Regulation (“GDPR”) in Europe goes into effect in the second quarter of 2018. We are currently working to develop our compliance solutions for GDPR and, once fully implemented these solutions may impose significant incremental costs on our operations in Europe, thus impacting our results of operations.

Our results of operations and ability to grow could be materially adversely affected if we cannot adapt our service offerings to changes in technology

Our success depends on our ability to develop and implement technology, consulting and outsourcing services and solutions that anticipate and respond to rapid and continuous changes in technology. Areas of significant change include artificial intelligence, digital offerings, voice recognition and self-help software solutions, automation, chatbots, and ‘as-a-service’ cloud solutions. Our growth and profitability will depend on our ability to develop and adopt new disruptive technologies that expand our existing offerings to leverage new technological trends and cost efficiencies in our operations.

We may not be successful in anticipating or responding to new technology developments and our integration of these technologies may not achieve their intended service enhancements or cost reductions. Services and technologies offered by our competitors may make our service offerings obsolete and may reduce or replace some of our offerings. As technology continues to evolve, more tasks currently performed by our agents may be replaced by automation, robotics, artificial intelligence, chatbots and other technological advances, which pose risks our lower-skill, tier one, customer care offerings. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adoption and deployment of technological alternatives that replace our tier one service offerings. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract and retain talented and experienced executives for key positions in our business, our business and our strategy execution can be adversely impacted

Our business success depends on contributions of senior management and key personnel. Our ability to attract, motivate and retain key senior management staff is conditioned on our ability to pay adequate compensation and incentives. We compete for top senior management candidates with other, often larger, companies that at times have access to greater resources. Our ability to attract qualified individuals for our senior management team is also impacted by our requirement that members of senior management sign non-compete agreements as a condition to joining TTEC. If we are not able to attract and retain talented and experienced executives, we would be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, and prospects.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could adversely affect our business

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 35% and 49% of our revenue in 2017 while the largest client represented 9.0% of our revenue in 2017.

Although we have multiple engagements with all of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2018 and 2023 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

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

Our delivery model involves geographic concentration exposing us to significant operational risks

Our business model is dependent on our service customer engagement centers and enterprise support functions being located in low cost jurisdictions around the globe. We have on the ground presence in 24 countries, but our customer care and experience management delivery capacity and our back office functions are concentrated in the Philippines, Mexico, India, and Bulgaria and our technology solutions customer engagement centers are concentrated in a few locations in the United States. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of these locations may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not be effective, particularly if catastrophic events occur.

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

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to engage in continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including contact center utilization; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues, and the use of process automation for standard operating tasks. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Our financial results depend on our capacity utilization and our ability to forecast demand and make timely decisions about staffing levels, investments, and operating expenses

Our ability to meet our strategic growth and profitability objectives depends on how effectively we manage our contact center capacity against the fluctuating and seasonal client demands. Predicting customer demand and making timely staffing level decisions, investments, and other operating expenditure commitments in each of our delivery center locations is key to our successful execution and profitability maximization. We can provide no assurance that we will continue to be able to achieve or maintain desired delivery center capacity utilization, because quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations, because of our high fixed costs of operation, our financial conditions and results of operations could be adversely affected.

If we cannot recruit, hire, train, and retain qualified employees to respond to client demands, our business will be adversely affected

Our business is labor intensive and our ability to recruit and train employees with the right skills, at the right price point, and in the time frame required by our client commitments is critical to achieving our growth objective. Demand for qualified personnel with multiple language capabilities and fluency in English may exceed supply. Employees with specific backgrounds and skills may also be required to keep pace with evolving technologies and client demands. While we invest in employee retention, we continue to experience high employee turnover and are continuously recruiting and training replacement staff. Some of our facilities are located in geographies with low unemployment, which makes it costly to hire personnel, and in several jurisdictions, jurisdiction-specific wage regulations are changing rapidly making it difficult to recruit new employees at price points acceptable for our business model. Our inability to attract and retain qualified personnel at costs acceptable under our contracts, our costs associated with attracting, training, and retaining employees, and the challenge of managing the continuously changing and seasonal client demands could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty related to cost of labor across various jurisdictions in the United States could adversely affect our results of operating

As a labor intensive business, we sign multi-year client contracts that are priced based on prevailing labor costs in jurisdictions where we deliver services. Yet, our business is confronted with a patchwork of ever changing minimum wage, mandatory time off, and rest and meal break laws at the state and local levels.  As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust and change how we do business and pass cost increases to our clients.  The frequent changes in the law and inconsistencies in laws across different jurisdictions in the United States, may result in higher costs, lower contract profitability, higher turnover, and reduced operational efficiencies, which could in the aggregate have material adverse impact on our results of operations.

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

Contract terms typical in our industry can lead to volatility in our revenue and our margins

Many of our contracts have termination for convenience clauses, which could have a material adverse effect on our results of operation. Although many of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from 10 to 21 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes, which would reduce our earning potential. This could have a material adverse effect on our results of operations and makes it harder to make projections.

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

We may not always offset increased costs with increased fees under long-term contracts. The pricing and other terms of our client contracts, particularly our long-term contact center agreements, are based on estimates and assumptions we make at the time we enter into these contracts. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results. Not all our larger long-term contracts allow for escalation of fees as our cost of operations increase and those that allow for such escalations do not always allow increases at rates comparable to increases that we experience due to rising minimum wage costs and related payroll cost increases. If we cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions, and results of operation would be materially impacted.

Our contracts seldom address the impacts of currency fluctuation on our costs of delivery. As we continue to leverage our global delivery model, more of our expenses may be incurred in currencies other than those in which we bill for services. An increase in the value of certain currencies, such as U.S. or Australian dollar against the Philippine peso and India rupee, could increase costs for our delivery at offshore sites by increasing our labor and other costs that are denominated in local currencies. Our contractual provisions, cost management efforts, and currency hedging activities may not be able to offset the currency fluctuation impact, resulting in the decrease of the profitability of our contracts.

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

The new U.S. tax reform legislation and uncertainties of related interpretations may adversely affect our results of operations

The United States recently enacted  comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), an incremental tax on global intangible low taxed foreign income (“GILTI”) as well as a one-time mandatory repatriation tax on accumulated foreign earnings on domestic corporations. The comprehensive impact of the BEAT and GILTI on TTEC is not yet clear and will depend on future tax regulatory guidance and actions the Company may take, as a result of the 2017 Tax Act.

There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the 2017 Tax Act, such as for example, the impact of the BEAT on the deductibility of payments we routinely make to our foreign affiliates for cost of services delivered outside of the United States and sold to clients based in the United States. In the absence of guidance on these issues, we will use what we believe to be reasonable interpretations and assumptions in applying the provisions of the 2017 Tax Act for purposes of determining our income tax liability and results of operations.  Future guidance on the interpretations of the 2017 Tax Act that will be provided by the U.S. Department of Treasury or audit positions that may be taken by the Internal Revenue Service that differ from the interpretations and assumptions that we will reasonably make could have a material adverse effect on our overall effective tax rate, results of operations and financial condition.

Uncertainty of tax regulations in countries where we do business may affect our costs of operation

We operate in multiple countries through legal entity structures that optimize our operations and tax positions globally. We make our business decisions regarding entity capitalization and repatriation of capital based on the needs of the business and costs and tax impacts of such decisions. Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny. Changes in the tax regulations in the countries where we currently operate could lead to higher taxation levels, higher costs of doing business, and labor uncertainties when employees’ take-home pay is impacted by unexpected tax changes.

We face special risks associated with our business outside of the United States

An important component of our business strategy is service delivery outside of the United States and our continuing international expansion. In 2017 we derived approximately 44% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

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

Our profitability may be adversely affected if we are unable to expand and maintain our contact centers in countries with stable wage rates and find new “near shore” locations required by our clients.

Our business is labor-intensive and therefore cost of wages, benefits and related taxes constitute a large component of our operating expenses. As a result, expansion of our business is dependent upon our ability to maintain and expand our operations in cost-effective locations, in and outside of the United States. Most of our contact centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future, thus impacting our profitability.

Our clients often dictate where they wish for us to locate the contact centers that serve their customers and ‘near shore’ jurisdictions located in close proximity to the United States have grown in popularity recently. There is no assurance that we will be able to find and secure locations suitable for contact center operations in ‘near shore’ jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such ‘near shore’ locations, however, may impact our ability to secure new and additional business from clients, and may impact our growth and results of operations.

Restrictions on mobility of people across borders may affect our ability to compete for and provide services to clients

Our business depends on the ability of some of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and contact centers are located. In recent years, in response to terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting such visas, and even imposed bans on immigration and commercial travel for citizens of certain countries. If further terrorist attacks occur or global unrest intensifies, we anticipate that these restrictions will further increase. Immigration and business entry rules outside of the United States may also require us to meet certain additional legal requirements as a condition to obtaining or maintaining visas. Furthermore, immigration laws in most countries where we do business are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events unrelated to our operations. If we are unable to obtain the necessary visas for our personnel with need to travel to the United States or for our United States based employees who may need to travel to countries with newly restricted access; if the issuance of such visas is delayed or if the length of such visas is shortened, we may not be able to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our customer engagement centers efficiently. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales, and delivery functions. U.S., Australian, Philippines and other transfer pricing regulations in other countries where we operate, require that cross-border transactions between affiliates be on arm’s-length terms. We carefully consider the pricing among our subsidiaries to assure that they are at arm’s-length. If tax authorities were to determine that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including accrued interest and penalties, which would cause material increase in our tax liability, thereby impacting our profitability and cash flows, and potentially resulting in a material adverse effect on our operations, effective tax rate and financial condition.

The recently enacted 2017 Tax Act in the U.S. may impact the transfer pricing arrangements we have with our cross-border affiliates, because of potential impact BEAT (base erosion and anti-abuse tax) may have on such payments. The comprehensive impact of the BEAT on TTEC is not yet clear and will depend on future tax regulatory guidance and actions the Company may take, as a result of the 2017 Tax Act. If the requirements of 2017 Tax Act and requirements of tax regulations in countries where we have subsidiaries do not reconcile, our overall tax liability and penalties resulting from transfer pricing arrangements may impact our profitability, effective tax rate and financial condition.

Our strategy of growing through acquisitions may impact our business in unexpected ways

Our growth strategy involves acquisitions that help us expand our service offerings and diversify our geographic footprint. We continuously evaluate acquisition opportunities, but there are no assurances that we will be able to identify acquisition targets that complement our strategy and are available at valuation levels accretive to our business.

Even if we are successful in acquiring, our acquisitions may subject our business to risks that may impact our results of operation:

•	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
•	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•	inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of TTEC’s operations;

•	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of TTEC operations;
•	impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
•

failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post acquisition;

•	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives; and
•	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective.

We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments

As a result of past acquisitions, as of December 31, 2017, we have approximately $206.7 million of goodwill and $92.1 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future that could have material adverse effects on our financial condition or results of operations.

Our share price could be adversely affected if we are unable to maintain effective internal controls over financial reporting and we are not able to prevent or timely detect errors or fraud

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As previously disclosed, in prior periods, our management had identified material weaknesses in our internal control over financial reporting and has taken remedial actions that we believe remediate such material weaknesses. Although we improved our control environment in response to the previously identified material weaknesses, there can be no assurances that we will be able to prevent future control deficiencies, including material weaknesses, from occurring.

Any internal and disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any controls can be circumvented by individuals acting alone or in collusion with others to override controls. If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in restatements of our consolidated financial statements and cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Intellectual property infringement by us and by others may adversely impact our ability to innovate and compete

Our solutions could infringe intellectual property of others impacting our ability to deploy them with clients. From time to time, we and members of our supply chain receive assertions that our service offerings or technologies infringe on the patents or other intellectual property rights of third parties. While to date we have been successful in defending such claims and many of these claims are without basis, the claims could require us to cease activities, incur expensive licensing costs, or engage in costly litigation, which could adversely affect our business and results of operation.

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

Increases in the cost of communication and data services or significant interruptions in such services could adversely affect our business

Our business is significantly dependent on telephone, internet and data service provided by various domestic and foreign communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies, and we can transition services among our different contact centers around the world. Despite these efforts, there can be no assurance, however, that the redundancies we have in place would be sufficient to maintain operations without disruption.

Our inability to obtain communication and data services at favorable rates could negatively affect our results of operations. Where possible, we have entered into long-term contracts with various providers to mitigate short term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of communication services that is not recoverable through an increase in the price of our services could adversely affect our business.

Defects or errors within software could adversely affect our business.

The third-party software and systems that we use to conduct our business and serve our clients is highly complex and may, from time to time, contain design defects, coding errors or other software errors that may be difficult to detect or correct, and which are outside of our control. Although our commercial agreements may contain provisions designed to limit our exposure to potential claims and liabilities, these provisions may not effectively protect us against claims in all cases and in all jurisdictions. As a result, problems with the software and systems that we use may result in damages to our clients for which we are held responsible, or cause damage to our reputation, adversely affecting our business, results of operations, and financial condition.

Our financial results may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from customer care contact centers based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars or Euros, while the costs incurred to deliver the services and operate contact centers are incurred in the functional currencies of the applicable operating subsidiary. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, but approximately 24% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

The current trend to outsource customer care may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business

Our growth depends, in large part, on the willingness of our clients and potential clients to outsource customer care and management services to companies like TTEC. There can be no assurance that the customer care outsourcing trend will continue; and our clients and potential clients may elect to perform in-house customer care and management services that they currently outsource. Reduction in demand for our services and increased competition from other providers and in-house service alternatives would create pricing pressures and excess capacity that could have an adverse effect on our business, financial condition, and results of operations.

Legislation discouraging offshoring of service by U.S. companies or making such offshoring difficult could significantly affect our business

A perceived association between offshore service providers and the loss of jobs in the United States has been a focus of political debate in recent years. As a result, current and prospective clients may be reluctant to hire offshore service providers like TTEC to avoid negative perceptions and regulatory scrutiny. If they seek customer care and management capacity onshore that was previously available to them through outsourcers outside of the United States, they may elect to perform these services in-house as a less expensive alternative to outsourcing the services onshore. Possible tax incentives for U.S. businesses to return offshored, including outsourced and offshored, services to the U.S. could also impact our clients’ continuing interest in using our services.

Legislation aimed to expand protections for U.S. based customers from having their personal data accessible outside of the United States could also impact offshore outsourcing opportunities by requiring notice and consent as a condition for sharing personal identifiable information with service providers based outside of the United States. Any material changes in current trends among U.S. based clients to use services outsourced and delivered offshore would materially impact our business and results of operations.

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

Our Chairman and Chief Executive Officer controls a  majority of our stock and has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 69% of TTEC’s common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy, including the direction of our business and our dividend policy, and all matters requiring action by our stockholders, including the election of our entire Board of Directors and our capital structure. Further, a change in control of our company or significant capital transactions could not be effected without Mr. Tuchman’s approval, even if such a change in control or other capital transactions could benefit our other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year that remain unresolved.

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

As of December 31, 2017 we operated 97 customer engagement centers that are classified as follows:

•	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
•	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
•	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2017, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	4	—	4
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	8	—	1	9
China	—	—	1	1
Costa Rica	—	1	—	1
Germany	—	—	1	1
India	4	—	—	4
Ireland	1	—	—	1
Macedonia	1	—	—	1
Mexico	3	—	—	3
Philippines	18	3	—	21
Poland	—	—	1	1
South Africa	—	—	2	2
Thailand	—	—	1	1
United Kingdom	—	—	2	2
United States of America	25	7	9	41
Total	64	15	18	97

The leases for our customer engagement centers have remaining terms ranging from one to nine years and generally contain renewal options. We believe that our existing customer engagement centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2017	$43.35	$37.85
Third Quarter 2017	$42.15	$38.60
Second Quarter 2017	$42.60	$28.85
First Quarter 2017	$31.30	$29.10

Fourth Quarter 2016	$31.75	$25.40
Third Quarter 2016	$30.24	$26.87
Second Quarter 2016	$28.29	$25.80
First Quarter 2016	$28.71	$24.49

As of December 31, 2017, we had approximately 282 holders of record of our common stock and during 2017 we declared and paid a $0.22 per share dividend and a $0.25 per share dividend on our common stock. During 2016 we declared and paid an $0.185 per share dividend and a $0.20 per share dividend on our common stock as discussed below.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015. Thereafter, the Company has been paying a semi-annual dividend in October and April of each year in amounts ranging between $0.18 and $0.25 per common share. On February 28, 2018, the Board of Directors authorized a  $0.27 dividend per common share, payable on April 12, 2018, to shareholders of record as of March 30, 2018. While it is our intention to continue to pay semi-annual dividends in 2018 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2017, the cumulative authorized repurchase allowance was $762.3 million, of which we have purchased 46.1 million shares for $735.8 million.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2017

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2017:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
September 30, 2017				$26,580
October 1, 2017 - October 31, 2017	—	$—	—	$26,580
November 1, 2017 - November 30, 2017	—	$—	—	$26,580
December 1, 2017 - December 31, 2017	—	$—	—	$26,580
Total	—		—

In 2018, through February 28, 2018, we purchased no additional shares. The stock repurchase program does not have an expiration date and the Board authorizes additional stock repurchases under the program from time to time.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2012 and ending on December 31, 2017. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2012 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $0.385 during 2016 and $0.47 during 2017. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2012	2013	2014	2015	2016	2017

TTEC Holdings, Inc.	100	134	133	159	176	236
NASDAQ Composite	100	142	162	173	187	242
Russell 2000	100	139	146	139	169	194
Peer Group	100	151	163	204	227	290

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2017		2016		2015		2014		2013

Statement of Operations Data
Revenue	$1,477,365		$1,275,258		$1,286,755		$1,241,781	(11)	$1,193,157	(16)
Cost of services	(1,110,068)		(941,592)		(928,247)		(886,492)		(846,631)
Selling, general and administrative	(182,314)		(175,797)		(194,606)		(198,553)		(193,423)
Depreciation and amortization	(64,507)		(68,675)		(63,808)		(56,538)		(46,064)
Other operating expenses	(19,987)	(1)	(36,442)	(5)	(9,914)	(9)	(3,723)	(12)	(5,640)	(17)
Income from operations	100,489		52,752		90,180		96,475		101,399
Other income (expense)	(11,602)	(2)	(2,454)	(6)	(4,291)		3,984	(13)	(9,330)	(18)
Provision for income taxes	(78,075)	(3)	(12,863)	(7)	(20,004)	(10)	(23,042)	(14)	(20,598)	(19)
Noncontrolling interest	(3,556)		(3,757)		(4,219)		(5,124)		(4,083)
Net income attributable to TTEC stockholders	$7,256		$33,678		$61,666		$72,293		$67,388

Weighted average shares outstanding
Basic	45,826		47,423		48,370		49,297		51,338
Diluted	46,382		47,736		49,011		50,102		52,244

Net income per share attributable to TTEC stockholders
Basic	$0.16		$0.71		$1.27		$1.47		$1.31
Diluted	$0.16		$0.71		$1.26		$1.44		$1.29

Dividends issued per common share	$0.47		$0.385		$0.36		$—		$—

Balance Sheet Data
Total assets	$1,078,736	(4)	$846,304	(8)	$843,327		$852,475	(15)	$842,342	(20)
Total long-term liabilities	$514,113	(4)	$304,380	(8)	$191,473		$187,780	(15)	$175,564	(20)

(1)

Includes $1.2 million expense related to reductions in force, a $2.2 million expense due to facility exit charges, a $3.5 million expense due to write-off of leasehold improvements and other fixed assets in connection with the facilities we exited, $7.8 million expense related to integration charges for the Connextions acquisition, and a $5.3 million impairment charge related to two trade name intangible assets.

(2)

Includes a $5.3 million expense related to the finalization of the transition services agreement for Connextions,  a net $2.6 million loss related to a held for sale business unit that was sold in December 2017 and a $1.2 million charge to interest expense related to the future purchase of the remaining 30% of the Motif acquisition offset by a  $3.2 million benefit related to the release of the currency translation adjustment in equity in connection with the dissolution of a foreign entity.

(3)

Includes $62.4 million of expense related to the US 2017 Tax Act, $0.4 million of expense related to the disposition of assets, $1.9 million of benefit related to impairments, $2.2 million of benefit related to stock options, $0.6 million of expense related to changes in valuation allowances, $5.8 million of benefit related to restructuring, $0.6 million of benefit related to return to provision adjustments and $2.1 million of benefit related to changes to a transition service agreement.

(4)

The Company spent $116.7 million, net of cash acquired of $6.0 million, in 2017 for the acquisitions of Connextions and Motif. Upon acquisitions of Connextions and Motif, the Company acquired $40.8 million in assets and assumed, $21.1 million in liabilities ($12.1 million in long-term liabilities).

(5)

Includes $3.4 million expense related to reductions in force, a $1.0 million expense due to facility exit and other charges, a $1.3 million impairment of fixed assets, a $1.4 million impairment of goodwill, a

$11.1 million impairment of internally developed software, and a $18.2 million of impairment charges related to several trade name, customer relationship and non-compete intangible assets.
(6)

Includes a $5.3 million estimated loss related to two business units which have been classified as assets held for sale offset by a $4.8 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for two of our acquisitions.

(7)

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

(8)

The Company spent $46.1 million, net of cash acquired of $2.7 million, in 2016 for the acquisition of Atelka. Upon acquisition of Atelka, the Company acquired $25.1 million in assets and assumed $7.7 million in liabilities ($1.4 million in long-term liabilities).

(9)

Includes $1.8 million expense related to reductions in force, a $0.4 million expense related to the impairment of property and equipment, and a $7.7 million expense related to the impairment of goodwill.

(10)

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

(11)	Includes $30.0 million in revenue generated by Sofica and rogenSi, which were acquired in 2014.
(12)	Includes $3.3 million expense related to reductions in force and $0.4 million expense related to the impairment of property and equipment.
(13)	Includes a net $6.7 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for four of our acquisitions.
(14)

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

(15)

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

(16)	Includes $51.4 million in revenue generated by WebMetro, which was acquired in 2013, and TSG, which was acquired on December 31, 2012.
(17)

Includes $4.1 million expense related to reductions in force, $0.3 million related to facilities exit charges, $0.1 million expense related to the impairment of property and equipment and $1.1 million expense related to the impact of intangible assets.

(18)

Includes a $3.7 million charge related to the deconsolidation of a subsidiary and a $1.9 million charge related to a fair value adjustment to the contingent consideration based on revised estimates of performance against targets for three of our acquisitions.

(19)

Includes a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments, and $1.8 million of expense related to valuation allowance increases.

(20)

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of the world's most innovative brands. We help large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital is the Company’s digital consultancy that designs and builds human centric, tech-enabled, insight-driven customer experience solutions.
•	TTEC Engage is the Company’s global hub of operational excellence providing clients with turnkey customer acquisition, care, revenue growth, and digital trust and safety services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 56,000 employees delivering services in 24 countries from 97 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Engage - Customer Management Services (“CMS”) and Customer Growth Services (“CGS”); and two of which comprise TTEC Digital - Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”).

Our revenue for fiscal 2017 was $1,477 million, approximately 23% or $336 million of which came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth and technology-based services with the remainder of our revenue coming from the core customer care services of our CMS segment.

Since our establishment in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty by simplifying and personalizing interactions with their customers. We deliver thought leadership, through innovation in programs that differentiate our clients from their competition.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying and strengthening our core customer care services with consulting, data analytics and insights technologies, and technology-enabled, outcomes-focused services.

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2017, we acquired Motif, Inc., a digital trust and safety services company based in India and the Philippines, and Connextions, Inc., a U.S.-based health services company focused on improving the customer relationships for healthcare plan providers and pharmacy benefits managers.

We have developed tailored expertise in the automotive, communications, healthcare, financial services, government, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve approximately 300 clients globally.

Our Integrated Service Offerings, Centers of Excellence and Business Segments

We have two centers of excellence that encompass our four operating and reportable segments.

TTEC Digital houses our professional services and technology platforms. These solutions are critical to enabling and accelerating digital transformation for our clients.

Customer Strategy Services Segment

Through our strategy and operations, analytics, and learning and performance consulting expertise, we help our clients design, build and execute their customer engagement strategies. We help our clients to better understand and predict their customers’ behaviors and preferences along with their current and future economic value. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity and to better optimize their investments in customer experience. This insight-based strategy creates a roadmap for transformation. We build customer journey maps to inform service design across automated, human and hybrid interactions and increasingly are developing and implementing strategies around Interactive Virtual Assistants (chat bots). A key component of this segment involves instilling a high-performance culture through management and leadership alignment and process optimization.

Customer Technology Services Segment

In connection with the design of the customer engagement strategy, our ability to architect, deploy and host or manage the client’s customer experience environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer experience environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology platforms, we also provide data-driven context aware software-as-a-service (“SaaS”) based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

TTEC Engage houses our end-to-end managed services operations for customer care, growth and trust and safety services.

Customer Management Services Segment

We design and manage clients’ front-to-back office processes to deliver just-in-time, personalized, protected, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, email, e-commerce and social media to optimize the customer experience for our clients. In addition, we manage certain client back-office processes to enhance their customer-centric view of relationships and maximize operating efficiencies. We also perform fraud prevention and content moderation services to protect our clients and their customers from malevolent digital activities. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Customer Growth Services Segment

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver or manage approximately $4 billion in client revenue annually via the discovery, acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and proprietary analytics platform. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our 2017 Financial Results

In 2017, our revenue increased 15.8% to $1,477 million over the same period in 2016,  including  an increase of 0.2% or $3.1 million due to foreign currency fluctuations. The increase in revenue is comprised of an increase from the Atelka, Connextions, and Motif acquisitions and organic growth in the CMS and CTS segments offset by lower revenue due to the sale of the Avaya business unit in the second quarter of 2017. Revenue adjusted for the $3.1 million increase related to foreign exchange increased 15.6% over the prior year.

Our 2017 income from operations increased $47.7 million to $100.5 million or 6.8% of revenue, from $52.8 million or 4.1% of revenue for 2016. The increase is primarily due to the CMS acquisitions, the CMS and CTS revenue growth noted above, and a $12.5 million benefit related to improved foreign exchange trends. These increases were partially offset by a $5.3 million impairment charge related to two trade names, and $14.7 million related to the restructuring and integration of the Connextions acquisition and other overhead restructurings (see Part II. Item 8. Financial Statements and Supplementary Data, Notes 7 and 11 to the Consolidated Financial Statements). Included in 2016 was $18.2 million of impairment charges related to trade name, customer relationship and non-compete intangible assets, $11.1 million of impairment charges related to internally developed software and technology, a $1.4 million impairment of goodwill (see Part II. Item 8. Financial Statements and Supplementary Data, Notes 6 and 7 to the Consolidated Financial Statements), a $1.3 million impairment of fixed assets, and a $3.7 million restructuring charge related to a reorganization of the global sales force and restructuring of a portion of the IT functions. Income from operations in 2017 and 2016 included a total of  $20.0 million and $36.4 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and span seven countries with 24,500 workstations representing 55% of our global delivery capabilities. Revenue for our CMS and CGS segments that is provided in these offshore locations was $453 million and represented 36% of our revenue for 2017, as compared to $437 million and 41% of our revenue for 2016.

We internally target capacity utilization in our customer engagement centers at 80% to 90% of our available workstations. As of December 31, 2017, the overall capacity utilization in our multi-client centers was 83%. The table below presents workstation data for all of our centers as of December 31, 2017 and 2016. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	December 31, 2017			December 31, 2016
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	42,033	34,409	82%	38,506	30,674	80%
Sites open <1 year	2,404	2,392	100%	270	270	100%
Total workstations	44,437	36,801	83%	38,776	30,944	80%

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

During 2014, new guidance was issued related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. We have evaluated the adoption impact of the updated accounting guidance on our consolidated financial statements and continue to evaluate the impact on disclosures and internal controls. The new guidance will impact: (i) revenue associated with certain taxes, which will be recognized on a net basis versus the current gross treatment; (ii) the timing of revenue recognition associated with upfront fees on certain contracts; and (iii) the timing of recognition related to certain elements of variable consideration. We adopted this updated accounting guidance beginning January 1, 2018 using the modified retrospective method under which we will recognize a cumulative-effect adjustment in the range of $9 million to $12 million.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in the Provision for income taxes in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Tax Reform

The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated foreign earnings on domestic corporations effective for the 2017 tax year. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recognized the provisional impacts related to the one-time transition tax and revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. Our selection of an accounting policy with respect to the new GILTI rules will depend in part on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI, and if so, what the impact is expected to be. We have not yet computed a reasonable estimate of the effect of this provision, and therefore, we have not made a policy decision regarding whether to record deferred taxes related to GILTI nor have we made any adjustments related to GILTI tax in our year-end financial statements.

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

We use a two step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will record an impairment equal to the amount by which a reporting unit’s carrying value exceeds its fair value.

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

Restructuring and Liability

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

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal, information systems (including core technology and telephony infrastructure) accounting and finance and legal settlements. It also includes outside professional fees (i.e., legal and accounting services), building expense for non-engagement center facilities and other items associated with general business administration.

Restructuring and Integration Charges, Net

Restructuring charges, net primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, including termination benefits and lease liabilities, net of expected sublease rentals. Integration charges represent the activities related to the re-hiring and retraining of the agents, the consolidation of facilities, the transfer of IT systems and other duplicative expenses incurred as the acquisitions are fully integrated.

Interest Expense

Interest expense includes interest expense, amortization of debt issuance costs associated with our Credit Facility, and the accretion of deferred payments associated with our acquisitions.

Other Income

The main components of other income are miscellaneous income not directly related to our operating activities, such as foreign exchange gains and reductions in our contingent consideration.

Other Expenses

The main components of other expenses are expenditures not directly related to our operating activities, such as foreign exchange losses and increases in our contingent consideration.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to December 31, 2016

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2017 and 2016 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$1,141,760	$924,325	$217,435	23.5%
Operating Income	78,206	50,541	27,665	54.7%
Operating Margin	6.8%	5.5%

The increase in revenue for the Customer Management Services segment was attributable to a $246.0 million net increase in organic and inorganic client programs including the Atelka, Connextions and Motif acquisitions and a $2.3 million increase due to foreign currency fluctuations, offset by program completions of $30.9 million.

The operating income as a percentage of revenue increased to 6.8% in 2017 as compared to 5.5% in 2016.  The operating margin increased due to higher revenue, a $12.1 million benefit due to improved foreign exchange trends, increased capacity utilization, and efficiencies realized from the expense rationalization activities completed during the second half of 2016. This increase was offset by  $13.6 million of 2017 planned restructuring and integration charges for the Connextions acquisition related to severance, center closure costs, the hiring, training and licensing of employees in new delivery centers and the integration of the IT systems (see Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements) and an increase of $9.3 million for variable incentive compensation.  The increase was also due to the 2016 $11.1 million impairment for internally developed software and technology assets and a $1.4 million impairment of goodwill (see Part II. Item 8. Financial Statements and Supplementary Data, Note 6 to the Consolidated Financial Statements).  Included in the operating income was amortization related to acquired intangibles of $4.6 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

Customer Growth Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$128,698	$141,005	$(12,307)	(8.7)%
Operating Income	7,803	6,969	834	12.0%
Operating Margin	6.1%	4.9%

The decrease in revenue for the Customer Growth Services segment was due to  a  $9.0 million increase in client programs and a decrease for program completions of $21.3 million.

The operating income as a percentage of revenue increased to 6.1% in 2017 as compared to 4.9% in 2016. This was attributable to pricing improvements and other profit optimization actions, along with reductions in amortization expense and a reduction in the operating loss for the Digital Marketing unit, which was sold effective December 22, 2017 (see Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements).  Included in the operating income was amortization related to acquired intangibles of zero and $1.8 million for the years ended December 31, 2017 and 2016, respectively.

Customer Technology Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$138,581	$141,254	$(2,673)	(1.9)%
Operating Income	12,047	933	11,114	1,191.2%
Operating Margin	8.7%	0.7%

The decrease in revenue for the Customer Technology Services segment was driven by an increase in the CISCO offerings offset by a decrease in the Avaya offerings as we wound down and then sold the business unit in the second quarter of 2017.

The operating income as a percentage of revenue increased to  8.7% in 2017 as compared to 0.7% in 2016.  This increase is primarily due to a $12.1 million charge recorded in 2016 related to the impairment of customer relationships, trade name, non-compete intangible assets and technology fixed assets due to the lower financial performance of the Avaya business unit offset by the 2017 $3.3 million impairment of a trade name intangible asset (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). Included in the operating income was amortization related to acquired intangibles of $1.1 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively.

Customer Strategy Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$68,326	$68,674	$(348)	(0.5)%
Operating Income	2,433	(5,691)	8,124	142.8%
Operating Margin	3.6%	(8.3)%

The decrease in revenue for the Customer Strategy Services segment was related to growth in the Content and Collaboration and Service Optimization practices offset by decreases in the Mindset and Sales Transformation and Customer Insights practices across multiple delivery regions.

The operating income as a percentage of revenue was 3.6% in 2017 as compared to an operating loss of (8.3)% in 2016.  The increase is primarily related to the 2016  $7.5 million charge for the impairment of two trade name intangibles offset by the 2017 $2.0 million impairment of one trade name intangible asset (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). Included in the operating income was amortization expense related to acquired intangibles of $1.8 million and $2.9 million for the years ended December 31, 2017 and 2016, respectively.

Interest Income (Expense)

Interest income increased to $2.8 million in 2017 from $1.2 million in 2016. Interest expense increased to $13.7 million during 2017 from $7.9 million for the comparable period in 2016, primarily due to larger utilization of the line of credit primarily related to the acquisitions, higher average interest rates, the upsizing of the credit facility completed in October 2017, and a $1.2 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense), Net

Included in the year ended December 31, 2017 was a net $2.6 million loss related to a business unit which has been sold effective December 22, 2017 and a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment (see Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements).

Included in the year ended December 31, 2017 was a $5.3 million expense related to the Connextions acquisition and the finalization of the transition services agreement.

Included in the year ended December 31, 2016 was a total of $5.3 million of estimated losses related to two business units which had been classified as assets held for sale (see Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements).

Included in the year ended December 31, 2016, was a $4.8 million benefit related to fair value adjustments of the contingent consideration based on revised estimates of performance against targets for two of our acquisitions (see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements).

Income Taxes

The reported effective tax rate for 2017 was 87.8% as compared to 25.6% for 2016. The effective tax rate for 2017 was impacted by earnings in international jurisdictions currently under an income tax holiday, $62.4 million of expense related to the US 2017 Tax Act, $0.6 million of benefit related to provision to return adjustments, a $1.9 million benefit related to impairments, $0.4 million of expense related to the disposition of assets, $0.6 million of expense related to changes in valuation allowances, a $2.2 million benefit related to excess taxes on equity compensation, $5.8 million of benefit related to restructuring charges, and a $2.1 million benefit related to the finalization of a transition service agreement. Without these items our effective tax rate for the year ended December 31, 2017 would have been 24.4%.

For the year ended December 31, 2016, our effective tax rate was 25.6%.  The effective tax rate for 2016 was impacted by earnings in international jurisdictions currently under an income tax holiday, $1.7 million of expense related to return to provision adjustments, $1.1 million of expense related to a transfer pricing adjustment for a prior period, $0.5 million of expense related to tax rate changes, $0.5 million of expense related to changes in valuation allowances, $1.5 million of benefit related to restructuring expenses, and $9.8 million of benefit related to impairments and assets held for sale. Without these items our effective tax rate for the year ended December 31, 2016 would have been 23.3%.

Year Ended December 31, 2016 Compared to 2015

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

The operating loss as a percentage of revenue was (8.3)% in 2016 as compared to income of 18.1% in 2015. The loss included $7.5 million of charges for the impairment of two trade name intangible assets due to continued lower performance for two business units (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). The operating margin decrease also related to lower revenue which caused an underutilization of the consultants as well as the planned investments in practice areas and geographic expansion. Included in the operating income was amortization expense related to acquired intangibles of $2.9 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility, dated June 3, 2013 which was amended and restated effective October 30, 2017 (the “Credit Facility”). During the year ended December 31, 2017, we generated positive operating cash flows of $113.2 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Facility to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. As of December 31, 2017 and 2016, we had borrowings of $344.0 million and $217.3 million, respectively, under our Credit Facility, and our average daily utilization was $494.7 million and $375.3 million for the years ended December 31, 2017 and 2016, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $350 million as of December 31, 2017. As of December 31, 2017, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2017,  2016, and 2015.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $74.4 million and $55.3 million as of December 31, 2017 and 2016, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the years 2017,  2016 and 2015 we reported net cash flows provided by operating activities of $113.2 million, $111.8 million and $138.0 million, respectively. The increase of $1.3 million from 2016 to 2017 was primarily due to a $110.6 million decrease in payments made for operating expenses offset by a $51.4 million decrease in cash collected from accounts receivable and  an  $19.2 million decrease in prepaid assets. The decrease of $26.2 million from 2015 to 2016 was primarily due to a $12.0 million increase in cash collected from accounts receivable, a $5.3 million increase in prepaid assets, offset by $34.3 million increase in payments made for operating expenses.

Cash Flows from Investing Activities

For the years 2017,  2016 and 2015, we reported net cash flows used in investing activities of $169.0 million, $100.4 million and $77.2 million, respectively. The net increase in cash used in investing activities from 2016 to 2017 was primarily due to increased spending on acquisitions of $69.9 million. The net increase in cash used in investing activities from 2015 to 2016 was primarily due to increased spending on acquisitions of $44.7 million offset by a decrease in spending on investments of $5.8 million and a decrease of $15.8 million due to lower capital expenditures.

Cash Flows from Financing Activities

For the years 2017,  2016 and 2015, we reported net cash flows provided by (used in) financing activities of $71.6 million, $(1.6) million and $(57.1) million, respectively. The change in net cash flows from 2016 to 2017 was primarily due to a  $9.4 million increase in borrowing on the Credit Facility, a decrease in the contingent consideration and hold-back payments of $8.1 million, offset by a $56.4 million decrease in purchases of our outstanding common stock and a $4.1 million payment to purchase a non-controlling interest. The change in net cash flows from 2015 to 2016 was primarily due to a $117.3 million increase in borrowing on the Credit Facility, a decrease in the contingent consideration and hold-back payments of $2.4 million, offset by a $57.5 million increase in purchases of our outstanding common stock, a $4.1 million payment to purchase a non-controlling interest, and $1.9 million paid for debt issuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $61.2 million, $61.0 million and $71.4 million for the years 2017,  2016 and 2015, respectively. The increase from 2016 to 2017 was primarily due to the increase in cash flows provided by operating activities. The decrease from 2015 to 2016 was primarily due to the decrease in cash flows provided by operating activities offset by a decrease in spend for capital expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$113,152	$111,830	$137,998
Less: Purchases of property, plant and equipment	51,958	50,832	66,595
Free cash flow	$61,194	$60,998	$71,403

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2017 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$10,154	$20,308	$345,692	$—	$376,154
Equipment financing arrangements	3,588	5,376	1,570	—	10,534
Contingent consideration	399	—	—	—	399
Purchase obligations	10,333	6,977	681	—	17,991
Operating lease commitments	44,299	61,314	38,139	30,984	174,736
Transition tax related to US 2017 Tax Act	—	2,900	9,400	35,600	47,900
Other debt	2,988	31,232	425	—	34,645
Total	$71,761	$128,107	$395,907	$66,584	$662,359

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2017.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•

The contractual obligation table excludes our liabilities of $5.1 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Part II, Item 8. Financial Statements and Supplementary Data, Note 10 to the Consolidated Financial Statements for further discussion.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends and for other cash flow needs across our global operations.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 13% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2018 to be approximately 3.8% of 2018 revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance of existing assets. The anticipated level of 2018 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of an acquisition or joint ventures. In addition, as of December 31, 2017, we were authorized to purchase an additional $26.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

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

The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with a maximum aggregate commitment of $1.2 billion. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, (ii) overnight base rate loans, and (iii) alternate currency loans. The Credit Agreement also provides for a foreign subsidiary borrowing capacity sub-limit for loans or letters of credit of up to 50% of the total commitment amount, in both U.S. dollars and certain foreign currencies.

We primarily utilize our Credit Facility to fund working capital, general operations, stock repurchases, dividends, acquisitions, and other strategic activities.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, or (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”), plus in each case a margin of 0% to 0.75% based on our net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.75% based on our net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility at a rate of 0.125% to 0.250% per annum based on our net leverage ratio.

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

As of December 31, 2017 and 2016, we had borrowings of $344.0 million and $217.3 million, respectively, under the Credit Facility. During 2017,  2016 and 2015, borrowings accrued interest at an average rate of approximately 2.2%, 1.5%, and 1.2% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2017,  2016 and 2015 were $494.7 million, $375.3 million and $319.6 million, respectively. As of December 31, 2017, and 2016, based on the current level of availability based on the covenant calculations, the  remaining borrowing capacity was approximately $350 million and $370 million, respectively.

Client Concentration

During 2017, one of our clients represented 9.0% of our total annual revenue. Our five largest clients accounted for 35%, 35% and 35% of our annual revenue for the years ended December 31, 2017,  2016 and 2015, respectively. We have long-term relationships with our top five clients, ranging from 10 to 21 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2018 and 2023. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Cybersecurity

We have made and continue to make significant financial investments in technologies and processes to mitigate cyber risks. We have a number of complex information systems used for a variety of functions ranging from services we deliver to our customers to how we support our operations. We depend on the proper functioning of these information systems. Like any information system, they are susceptible to cyber-attack. Any cyber-attack could impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or result in confidential data being compromised which could have a significant impact on our reputation, results of operations, and financial condition. Our information systems are protected through physical and technological safeguards as well as backup systems considered appropriate by management. We also provide employee awareness training about phishing, malware, social engineering, and other cyber risks. Further, we have cybersecurity specific risk management steering committee that meets periodically to fully coordinate all enterprise level cybersecurity issues, and our Board of Directors and executive leadership team are updated at least quarterly on progress and status of our cybersecurity priorities. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, distributed denial of service attacks, malware attacks, computer viruses, cyber fraud, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that result in harm to our business. Investment in cybersecurity is not expected to decrease in the foreseeable future, and there can be no assurance that a sophisticated cyber-attack can be detected or thwarted.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2017, we had $344.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2017 and 2016, interest accrued at a rate of approximately 2.2% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement expired as of May 31, 2017 and no additional swaps have been entered into. As of December 31, 2016 the outstanding interest rate swap was as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
December 31, 2016	Amount	Received	Paid	Date	Date
Swap	$15 million	1 - month LIBOR	3.14%	May 2012	May 2017

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Costa Rica, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2017,  2016 and 2015, revenue associated with this foreign exchange risk was 26%, 32% and 30% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2017	2016	2015
Canadian Dollar vs. U.S. Dollar	6.6%	3.1%	(19.3)%
Philippine Peso vs. U.S. Dollar	(0.8)%	(5.9)%	(4.7)%
Mexican Peso vs. U.S. Dollar	5.0%	(19.5)%	(17.5)%
Australian Dollar vs. U.S. Dollar	7.7%	(1.3)%	(11.8)%
Euro vs. U.S. Dollar	12.1%	(3.6)%	(11.5)%
Philippine Peso vs. Australian Dollar	(9.2)%	(4.5)%	6.3%

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

Our cash flow hedging instruments as of December 31, 2017 and 2016 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2017	Amount	Amount		12 months	Through
Philippine Peso	10,685,000	219,917	(1)	62.3%	August 2021
Mexican Peso	1,609,000	93,589		41.0%	May 2021
		$313,506

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2017 and December 31, 2016.

The fair value of our cash flow hedges at December 31, 2017 was a liability (in thousands):

		Maturing in the
	December 31, 2017	Next 12 Months
Philippine Peso	(8,766)	(5,751)
Mexican Peso	(17,490)	(9,632)
	$(26,256)	$(15,383)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value liability of our cash flow hedges decreased by $27.8 million from December 31, 2016 to December 31, 2017. The decrease in fair value liability from December 31, 2016 largely reflects a reduction in the total notional value of outstanding cash flow hedges and an increase in average hedge exchange rates.

We recorded net losses of $22.8 million, $28.0 million, and $12.4 million for settled cash flow hedge contracts for the years ended December 31, 2017,  2016, and 2015, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2017 and 2016, approximately 24% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2017 or 2016.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2017, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017, the end of the period covered by this Form 10-K.

We excluded Connextions, Inc. (“Connextions”) and Motif, Inc. (“Motif”) from our assessment of internal control over financial reporting as of December 31, 2017 because these companies were acquired by the Company in purchase business combinations during 2017. Connextions total assets and total revenues represent 5.8% and 6.5%, respectively, of the related consolidated financial amounts. Motif represents 1.2% and 0.3%, respectively, of the related consolidated financial amounts as of and for the year ended December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Prior Material Weaknesses

The following captures the progress made by management related to each of the material weaknesses as previously reported which have been remediated.

Revenue: Management previously identified a material weakness in the design and operating effectiveness of controls over the revenue process. During 2016, management took the necessary steps to redesign the control framework, including the implementation of (i) a revenue quality assurance organization, (ii) standardized contract and invoice review and approval templates, and (iii) a document storage system for improved organization and evidence of review. Additionally, management established a quarterly control owner certification process and invested in employee training. Management completed the design and implementation of this control framework in the quarter ended December 31, 2016. Based on the results of our testing during 2017, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time. Accordingly, the revenue material weakness was remediated as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Impairments: Management previously identified a material weakness in the design and operating effectiveness of controls over the review of cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment and determination of impairment charge in accordance with generally accepted accounting principles. During 2016, management took the necessary steps to redesign the control framework, including implementation of specific preparation and review procedures to (i) ensure the accuracy of the valuation models used to calculate fair market values, (ii) validate the source of the financial forecasts, and (iii) evidence the assessment of the models for reasonableness. In addition, TTEC engaged a third-party valuation expert to assist management with the underlying valuation models supporting the goodwill and intangible impairment assessments. Management completed the design and implementation of the control framework during the quarter ended December 31, 2016. Based on the results of our testing during 2017, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2017. Accordingly, the impairments material weakness is remediated.

Control Environment: Management previously identified a material weakness of the effectiveness of the control environment as we did not have a sufficient complement of qualified personnel commensurate with our financial reporting requirements. During 2016 and 2017 TTEC invested significantly in the quality of our accounting talent including management, technical, process improvement and financial system roles. Additionally, we implemented a number of programs to: improve our talent acquisition and retention platforms; enhance technical, transactional and control knowledge of our accounting teams; and create a culture of accountability and control. These programs have significantly improved the stability of our global accounting organization. Management has demonstrated for a sufficient period of time the sustainability of our internal controls over financial reporting and improvements made to our complement of resources and concluded our control environment is effective. Accordingly, the control environment material weakness is remediated.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2018 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2017 (the “2018 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Executive and Financial Managers and a Code of Conduct. The Code of Ethical Conduct for Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, presidents of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Code of Conduct applies to all directors, officers, employees and members of our supply chain (as applicable). Both the Code of Ethical Conduct for Executive and Financial Officers and the Code of Conduct are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Executive and Financial Officers and our Code of Conduct, in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2018 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1. Consolidated Financial Statements.

The Index to Consolidated Financial Statements is set forth on page F-1 of this report.

2. Financial Statement Schedules.

All schedules for TTEC have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

3. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.01**

Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996 (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.02**	Amended and Restated Bylaws of TeleTech Holdings, Inc., effective February 22, 2017 (incorporated by reference to Exhibit 3.02 to TeleTech’s Report on Form 8-K filed on February 27, 2017)

3.03**

Certificate of Amendment of Restated Certificate of Incorporation of TTEC Holdings, Inc. (reflecting name change) filed with the State of Delaware on December 18, 2017 with an effective date of January 1, 2018 (incorporated by reference as Exhibit 3.03 to Form 8-K filed on January 9, 2018)

3.04**	Amended and Restated Bylaws of TTEC Holdings, Inc. (reflecting name change) (incorporated by reference as Exhibit 3.04 to Form 8-K filed on January 9, 2018)

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference as Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)

Exhibit No.	Description

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
10.82**

Employment Agreement between Judi Hand and TeleTech Services Corporation effective as of July 1, 2016 (incorporated by reference as Exhibit 10.82 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.83**

Employment Agreement between Martin DeGhetto and TeleTech Services Corporation effective as of July 1, 2016 (incorporated by reference as Exhibit 10.83 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.85**

Employment Agreement between Anthony Y. Tsai and TeleTech Services Corporation effective as of September 5, 2017 (incorporated by reference as Exhibit 10.85 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.90**

First Amendment to Amended and Restated Credit Agreement and First Amendment to  Amended and Restated Security Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (incorporated by reference to Exhibit 10.90 to TeleTech’s Form 8-K filed on February 16, 2016)

10.91

Second Amendment to Amended and Restated Credit Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender dated as of February 27, 2017 (incorporated by reference as Exhibit 10.91 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.92

Third Amendment to Amended and Restated Credit Agreement and Incremental Increase Amendment for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender, executed to be effective as of October 31, 2017 (incorporated by reference as Exhibit 10.92 to TeleTech’s Report on Form 8-K filed on November 1, 2017)

10.95

Share Purchase Agreement between TeleTech Europe BV and TeleTech Canada and Kilmer Capital Fund II L.P., 8169306 Canada Inc. Bank of Montreal, doing business as BMO Capital Partners, and certain management shareholders of November 9, 2016 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.96

Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc. (incorporated by reference as Exhibit 10.96 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.97

Stock Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, Motif, Inc. (“Motif”), Kaushal Mehta and Parul Mehta (referred to collectively as the “Founders”), the shareholders of Motif (other than Founders, referred to as “Sellers”), and Outforce LLC (the Seller’s Agent) (incorporated by reference as Exhibit 10.97 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

Exhibit No.	Description

10.98

Share Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, the Founders, the Anishi Mehta Irrevocable Trust, the Ishan Mehta Irrevocable Trust, Anishi Meht and Ishan Mehta (incorporated by reference as Exhibit 10.98 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TTEC

31.2*	Rule 13a-14(a) Certification of CFO of TTEC

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 12, 2018.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2018, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ REGINA M. PAOLILLO	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Regina M. Paolillo	Chief Financial Officer

*	DIRECTOR
Steven J. Anenen

*	DIRECTOR
Tracy L. Bahl

*	DIRECTOR
Gregory A. Conley

*	DIRECTOR
Robert N. Frerichs

*	DIRECTOR
Marc L. Holtzman

*	DIRECTOR
Ekta Singh-Bushell

* By /s/ Regina M. Paolillo under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Connextions, Inc. (“Connextions”) and Motif, Inc. (“Motif”) from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Connextions and Motif from our audit of internal control over financial reporting. Connextions and Motif are wholly-owned subsidiaries, whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5.8% and 1.2% of total assets, respectively and approximately 6.5% and 0.3% of total revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 12, 2018

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$74,437	$55,264
Accounts receivable, net	385,751	300,808
Prepaids and other current assets	63,668	59,905
Deferred tax assets, net	—	—
Income tax receivable	11,099	7,035
Assets held for sale	7,835	10,715
Total current assets	542,790	433,727

Long-term assets
Property, plant and equipment, net	163,297	151,037
Goodwill	206,694	129,648
Deferred tax assets, net	12,012	53,585
Other intangible assets, net	92,086	30,787
Other long-term assets	61,857	47,520
Total long-term assets	535,946	412,577
Total assets	$1,078,736	$846,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,029	$38,197
Accrued employee compensation and benefits	83,997	66,133
Other accrued expenses	18,993	14,830
Income tax payable	7,497	7,040
Deferred revenue	21,628	23,318
Other current liabilities	22,312	29,154
Liabilities held for sale	1,322	1,357
Total current liabilities	201,778	180,029

Long-term liabilities
Line of credit	344,000	217,300
Deferred tax liabilities, net	11,285	160
Non-current income tax payable	47,871	—
Deferred rent	15,714	15,256
Other long-term liabilities	95,243	71,664
Total long-term liabilities	514,113	304,380
Total liabilities	715,891	484,409

Commitments and contingencies (Note 14)

Mandatorily redeemable noncontrolling interest	—	—

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 45,861,959 and 46,113,693 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	459	462
Additional paid-in capital	351,725	348,739
Treasury stock at cost: 36,190,294 and 35,938,560 shares as of December 31, 2017 and December 31, 2016, respectively	(615,677)	(603,262)
Accumulated other comprehensive income (loss)	(102,304)	(126,964)
Retained earnings	721,664	735,939
Noncontrolling interest	6,978	6,981
Total stockholders’ equity	362,845	361,895
Total liabilities and stockholders’ equity	$1,078,736	$846,304

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,477,365	$1,275,258	$1,286,755

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,110,068	941,592	928,247
Selling, general and administrative	182,314	175,797	194,606
Depreciation and amortization	64,507	68,675	63,808
Restructuring and integration charges, net	14,665	4,392	1,814
Impairment losses	5,322	32,050	8,100
Total operating expenses	1,376,876	1,222,506	1,196,575

Income from operations	100,489	52,752	90,180

Other income (expense)
Interest income	2,841	1,234	1,090
Interest expense	(13,734)	(7,943)	(7,538)
Other income (expense), net	1,869	9,555	2,157
Loss on assets held for sale	(2,578)	(5,300)	—
Total other income (expense)	(11,602)	(2,454)	(4,291)

Income before income taxes	88,887	50,298	85,889

Provision for income taxes	(78,075)	(12,863)	(20,004)

Net income	10,812	37,435	65,885

Net income attributable to noncontrolling interest	(3,556)	(3,757)	(4,219)

Net income attributable to TTEC stockholders	$7,256	$33,678	$61,666

Other comprehensive income (loss)
Net income	$10,812	$37,435	$65,885
Foreign currency translation adjustments	8,285	(21,055)	(38,200)
Derivative valuation, gross	27,931	(7,838)	(15,768)
Derivative valuation, tax effect	(11,284)	2,330	7,228
Other, net of tax	105	721	(2,707)
Total other comprehensive income (loss)	25,037	(25,842)	(49,447)
Total comprehensive income (loss)	35,849	11,593	16,438

Less: Comprehensive income attributable to noncontrolling interest	(3,933)	(3,514)	(3,026)

Comprehensive income (loss) attributable to TTEC stockholders	$31,916	$8,079	$13,412

Weighted average shares outstanding
Basic	45,826	47,423	48,370
Diluted	46,382	47,736	49,011

Net income per share attributable to TTEC stockholders
Basic	$0.16	$0.71	$1.27
Diluted	$0.16	$0.71	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2014	—	$—	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250
Net income	—	—	—	—	—	—	—	61,666	3,382	65,048
Dividends to shareholders ( $0.36 per common share)	—	—	—	—	—	—	—	(17,423)	—	(17,423)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,960)	(3,960)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,113)	—	(1,113)
Foreign currency translation adjustments	—	—	—	—	—	—	(37,844)	—	(356)	(38,200)
Derivatives valuation, net of tax	—	—	—	—	—	—	(8,540)	—	—	(8,540)
Vesting of restricted stock units	—	—	372	4	5,768	(10,016)	—	—	—	(4,244)
Exercise of stock options	—	—	342	3	5,307	(9,737)	—	—	—	(4,427)
Excess tax benefit from equity-based awards	—	—	—	—	—	(823)	—	—	—	(823)
Equity-based compensation expense	—	—	—	—	—	11,035	—	—	152	11,187
Purchases of common stock	—	—	(686)	(7)	(17,224)	—	—	—	—	(17,231)
Other, net of tax	—	—	—	—	—	—	(2,707)	—	—	(2,707)
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817
Net income	—	—	—	—	—	—	—	33,678	3,757	37,435
Dividends to shareholders ( $0.385 per common share)	—	—	—	—	—	—	—	(18,262)	—	(18,262)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,825)	(3,825)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(466)	—	(466)
Foreign currency translation adjustments	—	—	—	—	—	—	(20,812)	—	(243)	(21,055)
Derivatives valuation, net of tax	—	—	—	—	—	—	(5,508)	—	—	(5,508)
Vesting of restricted stock units	—	—	297	3	4,681	(8,614)	—	—	—	(3,930)
Exercise of stock options	—	—	29	—	458	(82)	—	—	—	376
Excess tax benefit from equity-based awards	—	—	—	—	—	557	—	—	—	557
Equity-based compensation expense	—	—	—	—	—	9,627	—	—	81	9,708
Purchases of common stock	—	—	(2,693)	(26)	(74,657)	—	—	—	—	(74,683)
Other, net of tax	—	—	—	—	—	—	721	—	10	731
Balance as of December 31, 2016	—	$—	46,114	$462	$(603,262)	$348,739	$(126,964)	$735,939	$6,981	$361,895
Net income	—	—	—	—	—	—	—	7,256	3,556	10,812
Dividends to shareholders ( $0.47 per common share)	—	—	—	—	—	—	—	(21,531)	—	(21,531)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,645)	(3,645)
Foreign currency translation adjustments	—	—	—	—	—	—	7,908	—	377	8,285
Derivatives valuation, net of tax	—	—	—	—	—	—	16,647	—	—	16,647
Vesting of restricted stock units	—	—	298	3	4,913	(10,313)	—	—	—	(5,397)
Exercise of stock options	—	—	60	—	994	1,156	—	—	—	2,150
Equity-based compensation expense	—	—	—	—	—	12,143	—	—	(291)	11,852
Purchases of common stock	—	—	(610)	(6)	(18,322)	—	—	—	—	(18,328)
Other, net of tax	—	—	—	—	—	—	105	—	—	105
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$10,812	$37,435	$65,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,507	68,675	63,808
Amortization of contract acquisition costs	1,678	659	900
Amortization of debt issuance costs	745	753	712
Imputed interest expense and fair value adjustments to contingent consideration	51	(4,523)	716
Provision for doubtful accounts	458	1,164	1,465
(Gain) loss on disposal of assets	3,694	(44)	(166)
Gain on sale of businesses and dissolution of entity	(908)	—	—
Impairment losses	5,322	32,050	8,100
Non-cash loss on held for sale assets	—	5,300	—
Deferred income taxes	16,777	(1,583)	9,317
Excess tax benefit from equity-based awards	(2,192)	(601)	(662)
Equity-based compensation expense	11,852	9,773	11,304
(Gain) loss on foreign currency derivatives	(681)	1,710	(1,469)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(59,284)	(7,858)	(19,867)
Prepaids and other assets	(19,266)	(92)	(5,379)
Accounts payable and accrued expenses	18,968	(19,141)	16,189
Deferred revenue and other liabilities	60,619	(11,847)	(12,855)
Net cash provided by operating activities	113,152	111,830	137,998

Cash flows from investing activities
Proceeds from sale of long-lived assets	39	114	202
Purchases of property, plant and equipment, net of acquisitions	(51,958)	(50,832)	(66,595)
Proceeds from sale of business	636	—	—
Investments in non-marketable equity investments	(1,384)	(3,179)	(9,000)
Acquisitions, net of cash acquired of $5,997, $2,655, and zero, respectively	(116,320)	(46,460)	(1,776)
Net cash used in investing activities	(168,987)	(100,357)	(77,169)

Cash flows from financing activities
Proceeds from line of credit	2,293,587	2,093,500	2,262,350
Payments on line of credit	(2,166,887)	(1,976,200)	(2,262,350)
Payments on other debt	(6,041)	(3,222)	(3,222)
Payments of contingent consideration and hold-back payments to acquisitions	(1,409)	(9,467)	(11,883)
Dividends paid to shareholders	(21,531)	(18,262)	(17,423)
Payments to noncontrolling interest	(3,645)	(4,317)	(4,593)
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)	—
Proceeds from exercise of stock options	2,150	371	825
Tax payments related to issuance of restricted stock units	(5,397)	(3,933)	(4,248)
Excess tax benefit from equity-based awards	—	601	662
Payments of debt issuance costs	(918)	(1,888)	(35)
Purchase of treasury stock	(18,328)	(74,683)	(17,231)
Net cash provided by (used in) financing activities	71,581	(1,605)	(57,148)

Effect of exchange rate changes on cash and cash equivalents	3,427	(14,908)	(20,693)

Increase (decrease) in cash and cash equivalents	19,173	(5,040)	(17,012)
Cash and cash equivalents, beginning of period	55,264	60,304	77,316
Cash and cash equivalents, end of period	$74,437	$55,264	$60,304

Supplemental disclosures
Cash paid for interest	$11,727	$6,976	$6,052
Cash paid for income taxes	$18,813	$19,741	$15,178
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$9,836	$584	10,492
Acquisition of equipment through increase in accounts payable, net	$97	$(681)	$386
Contract acquisition costs credited to accounts receivable	$—	$206	1,055

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TTEC Holdings, Inc. (“TTEC”, “the Company”) (formerly known as TeleTech Holdings, Inc. until the name was changed in January 2018) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of the world's most innovative brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 56,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, India, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 100% interest in iKnowtion, LLC effective January 2016, and its 100% interest in Motif, Inc. (see Note 2 and 16). All intercompany balances and transactions have been eliminated in consolidation.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	30 years
Computer equipment and software	3 to 7 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of economic useful life (typically 10 years) or original lease term
Other	3 to 7 years

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

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 or 7 years depending on the software type. The amortization expense is recorded in Depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Goodwill

The Company evaluates goodwill for possible impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, the Company will proceed to Step 1 testing where the Company calculates the fair value of a reporting unit. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will record an impairment equal to the amount by which a reporting unit’s carrying value exceeds its fair value.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

The Company provided for U.S. income tax expense on the earnings of foreign subsidiaries under the 2017 Tax Act. This lead to a reassessment of the determination as to whether the US subsidiaries’ foreign earnings are considered permanently reinvested outside the U.S.

No amount was booked related to withholding taxes on the changes in indefinite reinvestment assertion on the potential repatriation of foreign earnings as it is the Company’s determination that there would be no material additional amount of tax if the related foreign cash was repatriated to the United States. The Company has not completed its analysis in regard to the full tax impact related to a change in indefinite reinvestment reassertion as the computation is complex and impacted by the provisional calculations outlined above. No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Tax Reform

The United States recently enacted  comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated foreign earnings on domestic corporations effective for the 2017 tax year. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recognized the provisional impacts related to the one-time transition tax and revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. While ASU-2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016, in August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date”, deferring the effective date by one year, to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Earlier adoption was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In June 2017, FASB issued ASU 2017-10, “Service Concession Arrangements”, which will be adopted along with the ASU 2014-09 guidance. The Company assigned a project manager and team, selected an external consulting company to assist through the project, completed the project assessment phase, and has finalized its implementation approach. The Company has evaluated the adoption impact of the updated accounting guidance on our consolidated financial statements and continues to evaluate the impact on disclosures and internal controls. The new guidance will impact: (i) revenue associated with certain taxes, which will be recognized on a net basis versus the current gross treatment; (ii) the timing of revenue recognition associated with upfront fees on certain contracts; and (iii) the timing of recognition related to certain elements of variable consideration. The Company adopted this updated accounting guidance beginning January 1, 2018 using the modified retrospective method under which it will recognize a cumulative-effect adjustment in the range of $9 million to $12 million.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees, to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact on the consolidated financial statements and related disclosures, evaluating software solutions and other tracking methods, and finalizing the implementation approach.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows companies the option to reclassify stranded tax effects from Accumulated other comprehensive income (loss) (AOCI) to retained earnings resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. If adopted, the ASU is effective in years beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact on the consolidated statements and related disclosures.

(2)ACQUISITIONS AND DIVESTITURES

Motif

On November 8, 2017, the Company agreed to acquire all of the outstanding shares in Motif, Inc., a California corporation (“Motif”). Motif is a digital trust and safety services company serving eCommerce marketplaces, online retailers, travel agencies and financial services companies. Motif provides omni-channel community moderation services via voice, email and chat from delivery centers in India and the Philippines via approximately 2,700 employees.  Motif will be integrated into the Customer Management Services (“CMS”) segment.

The acquisition will be implemented through two separate transactions.  In November 2017, the Company completed the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.8 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“founders’ shares”) no later than May 2020 (“30% buyout period”). The Company agreed to pay for the founders’ shares at a purchase price based on Motif’s fiscal year 2020’s adjusted normalized EBITDA, $5.0 million in cash, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event, $5.0 million in cash, and 30% of the excess cash in the business at that point. In connection with this mandatory buyout, the Company has recorded a  $27.8 million liability as of December 31, 2017 which is included in Other long-term liabilities in the Consolidated Balance Sheet. As a part of the transition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, as part of the Company’s CMS segment, and not to compete with the Company with respect to the acquired business.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$5,997
Accounts receivable, net	5,187
Prepaid expenses	1,248
Other current assets	670
Property, plant and equipment	2,182
Income tax receivable	1,691
Customer relationships	37,200
Goodwill	39,272
$93,447

Accounts payable	$2,914
Accrued employee compensation and benefits	5,249
Accrued expenses	104
Deferred tax liability	11,402
Other	340
$20,009

Total purchase price	$73,438

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The Motif customer relationships have been estimated based on the initial valuation and are amortized over an estimated useful life of 11 years. The goodwill recognized from the Motif acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles, and operating results of Motif are reported within the CMS segment from the date of acquisition.

Connextions

On April 3, 2017, the Company acquired all of the outstanding shares of Connextions, Inc., a health care customer service provider company, from OptumHealth Holdings, LLC. Connextions is being integrated into the health care vertical of the CMS segment of the Company. Connextions employed approximately 2,000 at several centers in the U.S.

The total cash paid at acquisition was $80 million. The purchase price is subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements, and into transition services agreements to facilitate the transfer of the business. The Company was required to pay an additional $1.8 million for the working capital adjustment, which was paid during the third quarter of 2017. Additionally, fair value adjustments related to the transition services agreements reduced the purchase price by $4.1 million resulting in a net purchase price of $77.7 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

In the fourth quarter of 2017, the Company finalized its valuation of Connextions for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The Connextions customer relationships will be amortized over a useful life of 12 years. The goodwill recognized from the Connextions acquisition is attributable, but not limited to, the acquired work force and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Connextions are reported within the CMS segment from the date of acquisition.

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

The total purchase price was $48.4 million ($65.0 million CAD), including certain working capital adjustments, and consisted of $47.5 million in cash at closing and a $1.4 million hold-back for contingencies as defined in the sale and purchase agreement, which will be released to the seller in 12 and 24 months, post acquisition, if not used. During the fourth quarter of 2017, $0.6 million ($0.8 million CAD) of the hold-back was released to the seller.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. (in thousands):

Acquisition Date
Fair Value
Cash	$2,655
Accounts receivable, net	18,449
Other assets	615
Property, plant and equipment	3,161
Deferred tax assets, net	638
Customer relationships	10,500
Goodwill	20,275
56,293

Accounts payable	1,199
Accrued employee compensation and benefits	2,418
Accrued expenses	2,597
Other	1,678
7,892

Total purchase price	$48,401

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2017 and 2016 noted above contributed revenues of $172.3 million and $10.0 million, and a net loss of $(0.7) million and $(0.3) million, inclusive of $3.5 million and $0.1 million of acquired intangible amortization, to the Company for the years ended December 31, 2017 and 2016, respectively.

The unaudited proforma financial results for the twelve months ended 2017 and 2016 combines the consolidated results of the Company, Motif, Connextions and Atelka assuming the Motif and Connextions acquisitions had been completed on January 1, 2016 and the Atelka acquisition on January 1, 2015. The reported revenue and net income of  $1,275.3 million and $37.4 million would have been $1,489.1 million and $31.1 million for the twelve months ended December 31, 2016, respectively, on an unaudited proforma basis.

For 2017, the reported revenue and net income of $1,477.4 million and $7.3 million would have been $1,541.6 million and $11.5 million for the year ended December  31, 2017, respectively, on an unaudited proforma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the pro forma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the Customer Growth Services (“CGS”) segment and one business unit from the Customer Strategy Services (“CSS”) segment would be divested from the Company’s operations. These business units met the criteria to be classified as held for sale. The Company had engaged a broker for both business units and was working with potential buyers for both business units. The Company took into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third-party evidence from similar transactions to complete the fair value analysis as there had not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of December 31, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). No adjustments were made for this business unit as this continues to be reflective of the fair value at December 31, 2017.

For the business unit in CGS, based on further discussion and initial offers, management determined that the estimated selling price assumed should be revised and an additional $3.2 million loss was recorded in June 30, 2017 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). Effective December 22, 2017, the business unit was sold to The Search Agency (“TSA”) for an up-front payment of $245 thousand and future contingent earnout on the one year anniversary of the closing date. During the fourth quarter of 2017, a net $0.6 million gain was recorded in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2017.

As of
December 31, 2017
Cash	$—
Accounts receivable, net	6,151
Allowance for doubtful accounts	—
Other assets	303
Property, plant and equipment	49
Deferred tax assets, net	—
Customer relationships	999
Goodwill	3,033
Other intangible assets	—
Allowance for reduction of assets held for sale	(2,700)
Total assets	$7,835

Accounts payable	$413
Accrued employee compensation and benefits	833
Accrued expenses	54
Other	22
Total liabilities	$1,322

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TTEC anticipates deploying the CaféX technology as part of the TTEC customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock; $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At December 31, 2017, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tested the investment in CaféX for impairment and concluded that the investment was not impaired at December 31, 2017 or December 31, 2016.

During the first quarter of 2018, the Company provided to CaféX $2.1 million in the form of a bridge loan which accrues interest at a rate of 12% until maturity or conversion, which will be no later than June 30, 2020. Based on certain events, the loan could convert into Series D preferred stock.

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss). During the fourth quarter of 2017, TTEC received $259 thousand related to quarterly royalty payments which was included in Other Income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

TeleTech Spain Holdings SL

In the third quarter of 2017, the Company dissolved TeleTech Spain Holdings SL, a fully owned foreign subsidiary domiciled in Spain. Upon complete liquidation, $3.2 million attributable to the accumulated translation adjustment component of equity has been removed from Accumulated other comprehensive income (loss) and recognized as part of the gain on liquidation. The $3.2 million gain was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017.

(3)SEGMENT INFORMATION

The Company reports the following four segments:

•

the CMS segment includes the customer experience delivery solutions which integrate innovative technology with highly-trained customer experience professionals to optimize the customer experience across all channels and all stages of the customer lifecycle from an onshore, offshore or work-from-home environment;

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2017

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$1,141,779	$(19)	$1,141,760	$52,193	$78,206
Customer Growth Services	128,698	—	128,698	2,959	7,803
Customer Technology Services	138,918	(337)	138,581	7,092	12,047
Customer Strategy Services	68,326	—	68,326	2,263	2,433
Total	$1,477,721	$(356)	$1,477,365	$64,507	$100,489

Year Ended December 31, 2016

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$924,654	$(329)	$924,325	$48,770	$50,541
Customer Growth Services	141,005	—	141,005	5,905	6,969
Customer Technology Services	141,865	(611)	141,254	10,645	933
Customer Strategy Services	68,674	—	68,674	3,355	(5,691)
Total	$1,276,198	$(940)	$1,275,258	$68,675	$52,752

Year Ended December 31, 2015

				Depreciation
	Gross	Intersegment	Net	&	Income from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$913,272	$—	$913,272	$44,633	$58,018
Customer Growth Services	129,021	—	129,021	6,065	3,077
Customer Technology Services	157,838	(232)	157,606	9,775	13,339
Customer Strategy Services	86,856	—	86,856	3,335	15,746
Total	$1,286,987	$(232)	$1,286,755	$63,808	$90,180

	For the Year Ended December 31,
	2017	2016	2015
Capital Expenditures
Customer Management Services	$48,069	$40,321	$56,570
Customer Growth Services	871	4,185	4,681
Customer Technology Services	2,308	5,217	4,216
Customer Strategy Services	710	1,109	1,128
Total	$51,958	$50,832	$66,595

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	December 31,
	2017	2016	2015
Total Assets
Customer Management Services	$869,594	$585,679	$525,470
Customer Growth Services	41,036	71,540	75,291
Customer Technology Services	100,351	115,537	146,480
Customer Strategy Services	67,755	73,548	96,086
Total	$1,078,736	$846,304	$843,327

	December 31,
	2017	2016	2015
Goodwill
Customer Management Services	$119,497	$42,589	$23,218
Customer Growth Services	24,439	24,439	24,439
Customer Technology Services	40,839	41,500	41,500
Customer Strategy Services	21,919	21,120	25,026
Total	$206,694	$129,648	$114,183

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2017	2016	2015
Revenue
United States	$820,597	$693,023	$679,959
Philippines	353,122	351,853	343,013
Latin America	130,082	122,347	147,267
Europe / Middle East / Africa	62,597	65,866	78,182
Asia Pacific / India	36,715	28,219	32,554
Canada	74,252	13,950	5,780
Total	$1,477,365	$1,275,258	$1,286,755

Property, plant and equipment, gross
United States	$490,110	$441,222	$415,918
Philippines	137,683	133,214	140,712
Latin America	51,451	50,605	49,464
Europe / Middle East / Africa	10,231	8,805	14,567
Asia Pacific / India	24,592	23,484	23,181
Canada	15,912	19,988	16,239
Total	$729,979	$677,318	$660,081

Other long-term assets
United States	$46,029	$36,442	$34,007
Philippines	7,753	8,194	5,220
Latin America	1,475	1,161	1,161
Europe / Middle East / Africa	1,950	1,099	811
Asia Pacific / India	4,326	110	165
Canada	324	514	1,122
Total	$61,857	$47,520	$42,486

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$386,672	$301,470
Less: Allowance for doubtful accounts	(921)	(662)
Accounts receivable, net	$385,751	$300,808

Activity in the Company’s Allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2017	2016	2015
Balance, beginning of year	$662	$2,176	$3,425
Provision for doubtful accounts	458	1,164	1,465
Uncollectible receivables written-off	(180)	(2,670)	(2,035)
Effect of foreign currency and other	(19)	(8)	(679)
Balance, end of year	$921	$662	$2,176

Significant Clients

The Company had no clients that contributed in excess of 10% of total revenue for the year ended December 31, 2017. The Company had one client that contributed 10% of total revenue in the years ended December 31, 2016 and 2015. This client operates in the communications industry and is included in the CMS segment. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2017	2016	2015

Telecommunications client	9%	10%	10%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Telecommunications client	$26,920	$28,080	$23,953

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients.  Based on currently available information, management does not believe significant credit risk exists as of December 31, 2017.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land and buildings	$38,858	$38,868
Computer equipment and software	390,899	364,854
Telephone equipment	46,521	42,858
Furniture and fixtures	76,856	68,248
Leasehold improvements	176,467	162,232
Motor vehicles	158	143
Construction-in-progress and other	220	115
Property, plant and equipment, gross	729,979	677,318
Less: Accumulated depreciation and amortization	(566,682)	(526,281)
Property, plant and equipment, net	$163,297	$151,037

Depreciation and amortization expense for property, plant and equipment was $57.0 million, $59.1 million and $54.0 million for the years ended December 31, 2017,  2016 and 2015, respectively.

Included in the computer equipment and software is internally developed software of $8.5 million net and $10.1 million net as of December 31, 2017 and 2016, respectively.

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2016	Adjustments	Impairments	Currency	2017

Customer Management Services	$42,589	$73,934	$—	$2,974	$119,497
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	(661)	—	—	40,839
Customer Strategy Services	21,120	—	—	799	21,919
Total	$129,648	$73,273	$—	$3,773	$206,694

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2015	Adjustments	Impairments	Currency	2016

Customer Management Services	$23,218	$21,030	$(1,363)	$(296)	$42,589
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	—	—	—	41,500
Customer Strategy Services	25,026	(3,033)	—	(873)	21,120
Total	$114,183	$17,997	$(1,363)	$(1,169)	$129,648

Impairment

The Company has six reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2017, the date of the annual impairment testing, the Company concluded that for all six of the reporting units the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

During the Company’s annual impairment testing as of December 1, 2017, the Company identified triggering events that could lead to impairment of goodwill for the CSS reporting unit, including lower revenues and profits than had been anticipated over the past two years. The carrying value of CSS was $43.4 million at December 1, 2017, including approximately $22.0 million of goodwill. Based on the Company’s assessment, the estimated fair value of the CSS reporting unit exceeded its carrying value by approximately 44.0%, but based on additional sensitivity analysis, the amount of cushion could fall to 10% if the performance of the business does not improve as expected.  The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues and future cash flows and available market information for comparable companies.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. We used a market approach and an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

•	Revenue projections, including revenue growth during the forecast periods ranging from (3.2)% to 7.8%;
•	EBITDA margin projections held relatively flat over the forecast periods ranging from 10% to 21.4%;
•	Estimated income tax rates of 14.6% to 34.3%;
•	Estimated capital expenditures ranging from $0.8 million to $40.4 million; and
•

Discount rates ranging from 10% to 16% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2016	Amortization	Impairments	Adjustments	Currency	2017
Customer relationships, gross	$50,454	$—	$—	$72,492	$1,829	$124,775
Customer relationships - accumulated amortization	(25,943)	(7,213)	—	(210)	(194)	(33,560)
Other intangible assets, gross	4,589	—	—	151	44	4,784
Other intangible assets - accumulated amortization	(3,978)	(254)	—	1	318	(3,913)
Trade name - indefinite life	5,665	—	(5,322)	—	(343)	—
Other intangible assets, net	$30,787	$(7,467)	$(5,322)	$72,434	$1,654	$92,086

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2015	Amortization	Impairments	Adjustments	Currency	2016
Customer relationships, gross	$62,257	$—	$(17,150)	$6,588	$(1,241)	$50,454
Customer relationships - accumulated amortization	(30,180)	(7,246)	6,120	5,097	266	(25,943)
Other intangible assets, gross	13,750	—	(5,566)	(3,701)	106	4,589
Other intangible assets - accumulated amortization	(8,755)	(2,285)	3,956	2,929	177	(3,978)
Trade name - indefinite life	14,143	—	(8,682)	—	204	5,665
Other intangible assets, net	$51,215	$(9,531)	$(21,322)	$10,913	$(488)	$30,787

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The acquisitions and adjustments recorded during 2017 relate to the purchase of Connextions and Motif (see Note 2 for further information) and the impairment of intangible assets during the fourth quarter of 2017 (see below).

The acquisitions and adjustments recorded during 2016 relate to the purchase of Atelka (see Note 2 for further information) and the impairment of several intangible assets during the third and fourth quarters of 2016 (see below).

CTS - eLoyalty

During the fourth quarter of 2017 in connection with the rebranding of the consolidated company, management has determined that it will no longer be using the name of eLoyalty and will be transitioning to TTEC Digital. Based on this change in branding strategy, an evaluation of the indefinite-lived trade name was completed and it was determined that the fair value of the asset was zero. The Company recorded an impairment expense of $3.3 million in the three months ended December 31, 2017 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

CSS - PRG

During the fourth quarter of 2017 in connection with the rebranding of the consolidated company and the full integration of the CSS segment, management has determined that it will no longer be using the name of PRG and will be transitioning all CSS entities to TTEC Consulting. Based on this change in branding strategy, an evaluation of the indefinite-lived trade name was completed and it was determined that the fair value of the asset was zero. The Company recorded impairment expense of $2.0 million in the three months ended December 31, 2017 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

CTS - Avaya

In connection with reduced profitability for the Avaya component of the CTS segment an interim impairment analysis was completed during the third quarter of 2016. The Company modified the sales focus of the Avaya component away from premise product and services towards cloud solutions. The indefinite-lived intangible asset evaluated for impairment consisted of the TSG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 0.5%, a discount rate specific to the trade name of 19.0%, which was equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $0.4 million, the Company recorded impairment expense of $0.7 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

CSS - rogenSi

In connection with reduced profitability of the rogenSi component of the CSS segment, an interim impairment analysis was completed during the third quarter of 2016. The indefinite-lived intangible asset evaluated for impairment consisted of the trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 2.0%, a discount rate specific to the trade name of 18.2%, which was equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors, and a perpetuity growth rate of 3.0%. Based on the calculated fair value of $3.1 million, the Company recorded impairment expense of $1.2 million in the three months ended September 30, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss)

During the fourth quarter of 2016 in connection with the full integration of the CSS segment, management has determined that it will no longer be using the name rogenSi and will be transitioning all CSS entities to TTEC Consulting. Based on this change in branding strategy, an evaluation of the indefinite-lived trade name was completed and it was determined that the fair value of the asset was zero. The Company recorded impairment expense of $3.0 million in the three months ended  December 31, 2016 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

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

Customer relationships are being amortized over the remaining weighted average useful life of 8.8 years and other intangible assets are being amortized over the remaining weighted average useful life of 3.8 years. Amortization expense related to intangible assets was $7.5 million, $9.5 million and $9.7 million for the years ended December 31, 2017,  2016 and 2015, respectively.

Expected future amortization of other intangible assets as of December 31, 2017 is as follows (in thousands):

2018	$10,903
2019	10,682
2020	9,381
2021	8,850
2022	8,160
Thereafter	44,110
Total	$92,086

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2017, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2017,  2016 and 2015 (in thousands and net of tax):

	Year Ended December 31,
	2017	2016	2015

Aggregate unrealized net gain/(loss) at beginning of period	$(32,393)	$(26,885)	$(18,345)
Add: Net gain/(loss) from change in fair value of cash flow hedges	31,053	11,242	(16,349)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(14,406)	(16,750)	7,809
Aggregate unrealized net gain/(loss) at end of period	$(15,746)	$(32,393)	$(26,885)

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2017 and 2016 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2017	Amount	Amount		12 months	Through
Philippine Peso	10,685,000	219,917	(1)	62.3%	August 2021
Mexican Peso	1,609,000	93,589		41.0%	May 2021
		$313,506

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2016	Amount	Amount
Philippine Peso	14,315,000	301,134	(1)
Mexican Peso	2,089,000	129,375
		$430,509

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2017 and December 31, 2016.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2017 and 2016, the total notional amount of the Company’s forward contracts used as fair value hedges was $176.2 million and $227.8 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$220	$—	$1,603
Other long-term assets	393	—	—
Other current liabilities	(15,603)	—	(133)
Other long-term liabilities	(11,266)	—	—
Total fair value of derivatives, net	$(26,256)	$—	$1,470

	December 31, 2016
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,178	$—	$1,606
Other long-term assets	—	—	—
Other current liabilities	(23,503)	(147)	(866)
Other long-term liabilities	(31,714)	—	—
Total fair value of derivatives, net	$(54,039)	$(147)	$740

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017		2016
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(14,336)	$(70)	$(16,438)	$(312)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(22,792)	$—	$(28,025)	$—
Interest expense	—	(115)	—	(534)

Year Ended December 31,
	2017		2016
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange
	Forward		Forward
Derivative classification:	Contracts	Fair Value	Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Cost of services	$—	$—	$—	$—
Other income (expense), net	—	1,350	—	(5,826)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following presents information as of December 31, 2017 and 2016 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2017, the investment in CaféX Communications, Inc., which consists of the Company’s first quarter 2015 $9.0 million investment, the fourth quarter 2016 $3.2 million investment, and the first and second quarters of 2017 $1.3 million investment, is recorded at $13.5 million.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2017 and 2016, the Company had $344.0 million and $217.3 million, respectively, of borrowings outstanding under the Credit Agreement. During 2017 and 2016, borrowings accrued interest at an average rate of 2.2% and 1.5% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2017, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(26,256)	$—	$(26,256)
Interest rate swaps	—	—	—	—
Fair value hedges	—	1,470	—	1,470
Total net derivative asset (liability)	$—	$(24,786)	$—	$(24,786)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(54,039)	$—	$(54,039)
Interest rate swaps	—	(147)	—	(147)
Fair value hedges	—	740	—	740
Total net derivative asset (liability)	$—	$(53,446)	$—	$(53,446)

The following is a summary of the Company’s fair value measurements as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,219)	$—
Derivative instruments, net	—	(24,786)	—
Contingent consideration	—	—	(399)
Total liabilities	$—	$(38,005)	$(399)

As of December 31, 2016

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(10,841)	$—
Derivative instruments, net	—	(53,446)	—
Contingent consideration	—	—	(1,808)
Total liabilities	$—	$(64,287)	$(1,808)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Sofica, rogenSi, and Atelka. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 5.0%,  4.6%, or 0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other factors. These measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payables reached their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

During the third and fourth quarters of 2015, and the third quarter of 2016, the Company recorded fair value adjustments of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting that rogenSi earnings would be higher and then lower than anticipated for 2015 and 2016. Accordingly a $0.8 million increase, a $0.3 million decrease, and a $4.3 million decrease to the payable was recorded as of September 30, 2015, December 31, 2015, and September 30, 2016, respectively, and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2016, the fair value of the remaining contingent consideration was reduced to zero given the remote possibility of any additional payments. As of December 31, 2016, the payment was finalized at a value of zero and thus no additional expense was required.

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2016	Acquisitions	Payments	Adjustments	2017

Welltok	1,250	—	(851)	—	399
Atelka	558	—	(582)	24	—
Total	$1,808	$—	$(1,433)	$24	$399

				Imputed
	December 31,			Interest /	December 31,
	2015	Acquisitions	Payments	Adjustments	2016

iKnowtion	$500	$—	$(500)	$—	$—
Sofica	3,153	—	(3,146)	(7)	—
rogenSi	9,797	—	(5,793)	(4,004)	—
Welltok	—	1,250	—	—	1,250
Atelka	—	558	—	—	558
Total	$13,450	$1,808	$(9,439)	$(4,011)	$1,808

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$10,909	$(6,216)	$25,402
Foreign	77,978	56,514	60,487
Total	$88,887	$50,298	$85,889

The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated foreign earnings on domestic corporations effective for the 2017 tax year. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has not completed its final analysis of the full impact of the 2017 Act on its tax provisions. However, the Company has recognized the provisional impacts related to the one-time transition tax and revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. The significant components of this expense include (i) the remeasurement of net deferred tax assets at the lower enacted U.S. federal corporate tax rate, which resulted in a net $1.1 million increase in income tax expense; and (ii) the deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the 2017 Tax Act, which resulted in a $62.4 million increase in income tax expense, net of deductions and credits.

No amount was booked related to withholding taxes on the changes in indefinite reinvestment assertion on the potential repatriation of foreign earnings as it is the Company’s determination that there would be no material additional amount of tax if the related foreign cash was repatriated to the United States. The Company has not completed its analysis in regard to the full tax impact related to a change in indefinite reinvestment reassertion as the computation is complex and impacted by the provisional calculations outlined above. No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

The ultimate impact of the 2017 Tax Act may materially differ from the provisional amounts recorded, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. In addition, foreign and state governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

Our selection of an accounting policy with respect to the new GILTI rules will depend in part on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI, and if so, what the impact is expected to be. We have not yet computed a reasonable estimate of the effect of this provision, and therefore, we have not made a policy decision regarding whether to record deferred taxes related to GILTI nor have we made any adjustments related to GILTI tax in our year-end financial statements.

We expect to complete our analysis of the impacts of the 2017 Tax Act within the measurement period in accordance with SAB 118.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision for (benefit from)
Federal	$48,556	$(373)	$4,094
State	99	372	1,829
Foreign	12,643	14,447	4,764
Total current provision for (benefit from)	61,298	14,446	10,687
Deferred provision for (benefit from)
Federal	14,441	(2,390)	(1,895)
State	707	103	1,085
Foreign	1,629	704	10,127
Total deferred provision for (benefit from)	16,777	(1,583)	9,317
Total provision for (benefit from) income taxes	$78,075	$12,863	$20,004

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax per U.S. federal statutory rate (35%)	$31,110	$17,605	$30,062
State income taxes, net of federal deduction	460	(158)	1,603
Change in valuation allowances	(924)	(129)	3,923
Foreign income taxes at different rates than the U.S.	(14,417)	(10,206)	(14,490)
Foreign withholding taxes	323	590	958
Losses in international markets without tax benefits	1,098	2,474	1,999
Nondeductible compensation under Section 162(m)	647	104	512
Liabilities for uncertain tax positions	1,607	(133)	1,756
Permanent difference related to foreign exchange gains	142	388	162
(Income) losses of foreign branch operations	(824)	(635)	(517)
Non-taxable earnings of noncontrolling interest	(1,030)	(1,128)	(1,349)
Foreign dividend less foreign tax credits	(4,798)	(4,646)	(4,425)
Increase in deferred tax liability - branch losses in UK	—	—	(2,530)
Decrease (increase) to deferred tax asset - change in tax rate	1,101	443	(526)
State income tax credits	207	100	(1,477)
Foreign earnings taxed currently in U.S.	3,143	3,673	2,839
Taxes related to prior year filings	(865)	2,554	344
Taxes related to US tax reform	61,569	—	—
Other	(474)	1,967	1,160
Income tax per effective tax rate	$78,075	$12,863	$20,004

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$8,597	$11,212
Allowance for doubtful accounts, insurance and other accruals	2,197	3,348
Amortization of deferred rent liabilities	2,352	3,362
Net operating losses	17,887	20,253
Equity compensation	1,481	2,489
Customer acquisition and deferred revenue accruals	7,026	11,739
Federal and state tax credits, net	50	7,439
Depreciation and amortization	—	4,671
Unrealized losses on derivatives	3,137	13,815
Contract acquisition costs	—	1,044
Other	1,557	2,331
Total deferred tax assets, gross	44,284	81,703
Valuation allowances	(9,526)	(9,949)
Total deferred tax assets, net	34,758	71,754
Deferred tax liabilities
Depreciation and amortization	(12,850)	—
Contract acquisition costs	(5,331)	—
Intangible assets	(15,405)	(17,971)
Other	(446)	(357)
Total deferred tax liabilities	(34,032)	(18,328)
Net deferred tax assets	$726	$53,426

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2017 the Company had approximately $4.2 million of net deferred tax assets in the U.S. and $3.5 million of net deferred tax liabilities related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2017 the deferred tax valuation allowance was $9.5 million and related primarily to tax losses in foreign jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2017, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $0.1 million increase in certain state credits and NOLs that are now expected to be utilized prior to expiration, a $2.1 million increase in valuation allowance in the United Kingdom, Ireland, Canada, Luxembourg and Australia for deferred tax assets that do not meet the “more-likely-than-not” standard, and a $2.5 million release of valuation allowance in Argentina, New Zealand, Belgium, Turkey, United States and various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$9,949	$10,139	$10,721
Additions of deferred income tax expense	2,044	1,914	4,300
Reductions of deferred income tax expense	(2,467)	(2,104)	(4,882)
Ending balance	$9,526	$9,949	$10,139

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2017, after consideration of all tax loss and tax credit carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2018	$98
2019	205
2020	319
2021	160
After 2021	9,687
No expiration	5,282
Total	$15,751

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2017 and 2019. The aggregate benefit to income tax expense for the years ended December 31, 2017,  2016 and 2015 was approximately $11.9 million, $12.4 million and $12.2 million, respectively, which had a favorable impact on diluted net income per share of $0.26,  $0.27 and $0.25, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2017,  2016 and 2015 was approximately $1.8 million,  $693 thousand and $709 thousand, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $3.3 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively. The liability for uncertain tax positions was increased by $0.9 million during 2016 for new uncertain tax positions.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2017 is presented below (in thousands):

Balance as of December 31, 2014	$1,661
Additions for current year tax positions	1,048
Reductions in prior year tax positions	—
Balance as of December 31, 2015	2,709
Additions for current year tax positions	826
Reductions in prior year tax positions	(1,153)
Balance as of December 31, 2016	2,382
Additions for current year tax positions	916
Reductions in prior year tax positions	—
Balance as of December 31, 2017	$3,298

At December 31, 2017, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $5.1 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits will be reduced by $3.9 million as a result of the expiration of various statutes of limitation or the confirmation of tax positions by tax authorities.

In accordance with ASC 740, the Company recorded a liability of $0.9 million related to an uncertain tax position.

The Company recorded a liability during the second quarter of 2015 of $1.75 million and during the first quarter of 2016 of $1.1 million, inclusive of penalties and interest, for an uncertain tax position. See Note 1 for further information on these items.

During the second quarter of 2016, $0.3 million of liability was released due to the closing of a statute of limitations.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During the third quarter of 2016, $0.8 million of liability was released due to the favorable outcome of communications with a revenue authority related to site compliance for locations with tax advantaged status.

During the third quarter of 2016, $0.5 million of liability was released due to the closing of a statute of limitations.

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2017 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2014 to present
Australia	2013 to present
Brazil	2012 to present
Canada	2009 to present
Mexico	2012 to present
Philippines	2015 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2014 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010,  the Philippines for tax year 2015, Ireland for tax year 2016 and the state of Minnesota in the United States for tax years 2014 through 2016. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. The Company successfully closed their audit in the second quarter of 2017 in Hong Kong for the tax year 2014 with no material changes. The Company also recorded a benefit in the amount of $0.8 million in the financial statements during the fourth quarter related to the favorable resolution of tax audits.

(11)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2017,  2016 and 2015, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in all of its segments to better align the capacity and workforce with current business needs.

During 2017, several restructuring activities were completed related to the purchase of Connextions (see Note 2) including the closure of two delivery centers that came with the acquisition. During 2017, a net $0.4 million severance accrual was recorded in relation to these closures. In conjunction with closing these two delivery centers, a $0.6 million termination fee and a $1.4 million net lease liability and applicable expenses  were recorded as of December 31, 2017. These net charges were included in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2017.

A summary of the expenses recorded for restructuring and included in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017,  2016 and 2015, respectively, is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reduction in force
Customer Management Services	$1,012	$2,837	$1,482
Customer Growth Services	—	147	22
Customer Technology Services	94	324	13
Customer Strategy Services	55	92	297
Total	$1,161	$3,400	$1,814

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Facility exit and other charges
Customer Management Services	$2,050	$959	$—
Customer Growth Services	—	—	—
Customer Technology Services	84	33	—
Customer Strategy Services	85	—	—
Total	$2,219	$992	$—

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2017 and 2016, respectively, is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2015	$806	$—	$806
Expense	3,728	992	4,720
Payments	(2,646)	(894)	(3,540)
Changes due to foreign currency	(92)	—	(92)
Changes in estimates	(328)	—	(328)
Balance as of December 31, 2016	1,468	98	1,566
Expense	1,316	2,219	3,535
Payments	(1,892)	(908)	(2,800)
Changes due to foreign currency	(43)	—	(43)
Changes in estimates	(155)	—	(155)
Balance as of December 31, 2017	$694	$1,409	$2,103

The remaining restructuring accruals are expected to be paid or extinguished during 2018 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Integration Charges

During the third and fourth quarters of 2017, as a result of the Connextions acquisition, certain integration activities were completed and $5.6 million and $3.9 million of additional expenses were incurred and paid, respectively. These integration activities included the hiring, training and licensing of a group of employees at new delivery centers as one of the acquired centers was closed during the third quarter of 2017 and one of the acquired centers was closed during the fourth quarter of 2017. In connection with these center closures, leasehold improvements of $3.5 million were written off as a related integration expense. The Company has also incurred significant expenses related to the integration of the IT systems and has paid duplicative software costs and facilities expenses for several areas during the transition period.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2017,  2016 and 2015, the Company recognized impairment losses related to leasehold improvement assets of zero,  zero, and $0.4 million, respectively, in its Customer Management Services segment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2017, and 2016, the Company had borrowings of $344.0 million and $217.3 million, respectively, under its Credit Agreement, and its average daily utilization was $494.7 million and $375.3 million for the years ended December 31, 2017 and 2016, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $350 million as of December 31, 2017. As of December 31, 2017, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred Revenue - Current	$21,628	$23,318
Deferred Revenue - Long-term	9,632	8,851
Total Deferred Revenue	$31,260	$32,169

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred Costs - Current	$13,649	$14,755
Deferred Costs - Long-term	9,654	8,124
Total Deferred Costs	$23,303	$22,879

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2017, outstanding letters of credit under the Credit Agreement totaled $4.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2017, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.7 million.

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

(15)LEASES

The Company has various operating leases primarily for customer engagement centers, equipment, and office space, which generally contain renewal options. Rent expense under operating leases was approximately $46.3 million, $39.5 million and $37.7 million for the years ended December 31, 2017,  2016 and 2015, respectively.

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

	Operating	Sub-Lease
	Leases	Income
2018	$44,177	$(2,470)
2019	34,528	(2,470)
2020	26,471	(2,470)
2021	20,854	(206)
2022	17,215	—
Thereafter	30,984	—
Total	$174,229	$(7,616)

The Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2017 and 2016 was $15.7 million and $15.3 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2016	Modifications	Accretion	Settlements	2017

ARO liability total	$1,861	$317	$7	$(247)	$1,938

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2015	Modifications	Accretion	Settlements	2016

ARO liability total	$1,641	$333	$15	$(128)	$1,861

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

(16)MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

The Company held an 80% interest in iKnowtion until January 1, 2016 when the additional 20% was purchased. In the event iKnowtion met certain EBITDA targets for calendar year 2015, the purchase and sale agreement required TTEC to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represented a contingent redemption feature which the Company determined was probable of being achieved.

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

A rollforward of the mandatorily redeemable noncontrolling interest is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Mandatorily redeemable noncontrolling interest, January 1	$—	$4,131
Net income attributable to mandatorily redeemable noncontrolling interest	—	—
Working capital distributed to mandatorily redeemable noncontrolling interest	—	(492)
Change in redemption value	—	466
Purchase of mandatorily redeemable noncontrolling interest	—	(4,105)
Mandatorily redeemable noncontrolling interest, December 31	$—	$—

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(37,844)	(16,349)	(3,614)	(57,807)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,809	907	8,716
Net current period other comprehensive (income) loss	(37,844)	(8,540)	(2,707)	(49,091)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	(20,812)	11,242	1,902	(7,668)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16,750)	(1,181)	(17,931)
Net current period other comprehensive income (loss)	(20,812)	(5,508)	721	(25,599)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	7,908	31,053	575	39,536
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14,406)	(470)	(14,876)
Net current period other comprehensive income (loss)	7,908	16,647	105	24,660

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2017	2016	2015	(Loss) Classification

Derivative valuation
Loss on foreign currency forward exchange contracts	$(22,792)	$(28,025)	$(12,410)	Revenue
Loss on interest rate swaps	(115)	(534)	(1,053)	Interest expense
Tax effect	8,501	11,809	5,654	Provision for income taxes
	$(14,406)	$(16,750)	$(7,809)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(522)	$(1,310)	$(1,008)	Cost of services
Tax effect	52	129	101	Provision for income taxes
	$(470)	$(1,181)	$(907)	Net income (loss)

(18)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Shares used in basic earnings per share calculation	45,826	47,423	48,370
Effect of dilutive securities:
Stock options	10	10	275
Restricted stock units	536	286	338
Performance-based restricted stock units	10	17	28
Total effects of dilutive securities	556	313	641
Shares used in dilutive earnings per share calculation	46,382	47,736	49,011

For the years ended December 31, 2017,  2016 and 2015,  zero,  0.1 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2017,  2016 and 2015, restricted stock units of 0.0 million, 0.1 million, and 0.4 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2017,  2016 and 2015, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $5.7 million, $5.1 million and $4.6 million for the years ended December 31, 2017,  2016 and 2015, respectively.

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

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in the 1999 Plan were cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. As of December 31, 2017, a total of 4.0 million shares were authorized and 1.1 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2017,  2016, and 2015, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $11.9 million, $9.8 million and $11.3 million, respectively. For 2017,  2016 and 2015, of the total compensation expense, $4.1 million, $3.1 million and $2.9 million was recognized in Cost of services and $7.8 million, $6.7 million and $8.4 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2017,  2016, and 2015, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $6.8 million, $5.0 million and $6.7 million, respectively.

Restricted Stock Units

2017,  2016 and 2015 RSU Awards: The Company granted RSUs in 2017,  2016 and 2015 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2017,  2016 and 2015 to members of the Board of Directors that vest over one year.

During 2015, the Company granted performance-based RSUs to an executive the amount of which is determinable based on a reporting segment of the Company achieving incremental operating income for each year from 2015-2017. During 2015 and 2016, based on operating income performance for reporting segment of the Company, approximately $0.4 million and $0.1 million of RSUs were earned. These RSUs were granted in March 2016 and March 2017, respectively, and will vest 12 months from the grant date. During 2017, the Company cancelled the 2017 performance grant.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2017,  2016, and 2015 was $29.56,  $26.60, and $26.52, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2017,  2016, and 2015 was $10.6 million, $10.8 million, and $13.0 million, respectively.

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2016	1,167,621	$25.29
Granted	731,817	$29.56
Vested	(439,601)	$24.25
Cancellations/expirations	(169,410)	$26.77
Unvested as of December 31, 2017	1,290,427	$27.87

All RSUs vested during the year ended December 31, 2017 were issued out of treasury stock. As of December 31, 2017, there was approximately $23.7 million of total unrecognized compensation expense and approximately $51.9 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.5 years using the straight-line method.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2017 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2016	191,666	$22.83	3.23
Exercises	(60,000)	$35.81		$194
Post-vest cancellations/expirations	(16,666)	$17.31
Outstanding as of December 31, 2017	115,000	$16.86	3.46

Vested and exercisable as of December 31, 2017	15,000	$13.87	0.71	$396

There were no stock options granted during 2017,  2016 or 2015. The total intrinsic value of options exercised during the years ended December 31, 2017,  2016 and 2015 was $194 thousand,  $400 thousand and $13.9 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017,  2016 and 2015 was zero, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2017,  2016 and 2015 was $2.1 million, $0.4 million and $0.8 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2017,  2016 and 2015 was $0.0 million, $0.2 million and $1.0 million, respectively. Shares issued for options exercised during the year ended December 31, 2017 were issued out of treasury stock.

(20)STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2017, the cumulative authorized repurchase allowance was $762.3 million. During the year ended December 31, 2017, the Company purchased 0.6 million shares for $18.3 million. Since inception of the program, the Company has purchased 46.1 million shares for $735.8 million. As of December 31, 2017, the remaining allowance under the program was approximately $26.6 million. For the period from January 1, 2018 through February 28, 2018, the Company did not purchase any additional shares. The stock repurchase program does not have an expiration date.

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a 100% beneficial ownership interest in Avion and Airmax. During 2017,  2016 and 2015, the Company expensed $1.1 million,  $1.0 million and $1.7 million, respectively, to Avion and Airmax for services provided to the Company. There was $375 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2017.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2017 and 2016, the Company expensed $70 thousand and $100 thousand, respectively, to Convercent and is expecting to spend another $60 thousand with Convercent during 2018.

During 2015, the Company entered into a vendor contract with Netlink to help the Company develop a key stroke monitoring solution. Shrikant Mehta, one of the Board of Directors, has an ownership interest in Netlink.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2015, the Company paid $98 thousand to Netlink for these services. The Company did not use Netlink services in 2016 or 2017 and has no plans to make additional payment to Netlink at this time.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TTEC holds a 17.2% equity investment in. During 2017, 2016 and 2015, the Company purchased  $0.1 million, $0.4 million and $0.25 million, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the Motif acquisition, the Company is now a party to a real estate lease for a building that is owned by one of the Motif Founders. The lease expires in 2020 and has future payments of approximately $142 thousand.

(22)OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2017	2016
Workers compensation	$5,312	$1,523
Employee health and dental insurance	1,631	4,908
Total self-insurance liabilities	$6,943	$6,431

(23)QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2017 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$338,277	$353,429	$359,036	$426,623
Cost of services	253,898	268,004	275,548	312,618
Selling, general and administrative	43,220	43,985	45,167	49,942
Depreciation and amortization	14,500	16,258	16,515	17,234
Restructuring and integration charges, net	169	3,593	6,006	4,897
Impairment losses	—	—	—	5,322
Income from operations	26,490	21,589	15,800	36,610
Other income (expense)	(932)	(4,198)	1,846	(8,318)
(Provision for) benefit from income taxes	(5,391)	(1,597)	(2,071)	(69,016)
Non-controlling interest	(922)	(1,100)	(806)	(728)
Net income (loss) attributable to TTEC stockholders	$19,245	$14,694	$14,769	$(41,452)

Weighted average shares outstanding
Basic	45,950	45,662	45,838	45,856
Diluted	46,315	46,150	46,367	46,461

Net income per share attributable to TTEC stockholders
Basic	$0.42	$0.32	$0.32	$(0.90)
Diluted	$0.42	$0.32	$0.32	$(0.89)

Included in Other income (expense) in the second quarter is a $3.2 million expense related to additional estimated loss on one of the units being reported as Assets Held for Sale. In the fourth quarter, we sold this unit and a net $0.6 million gain was recorded.

Included in Other income (expense) in the third quarter, was a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Included in Other income (expense) in the fourth quarter is a $5.25 million expense related to finalization of the transition services agreement for the Connextions acquisition, and a $1.2 million interest charge related to the future purchase for the remaining 30% of the Motif acquisition.

Included in the Provision for Income Taxes is $62.4 million of expense in the fourth quarter related to the US 2017 Tax Act, $0.4 million of expense in the fourth quarter, $1.3 million of expense in the third quarter and $1.3 million of benefit in the second quarter related to the disposition of assets, $1.9 million of benefit in the fourth quarter related to impairments, a $1.9 million benefit in the fourth quarter, a $2.4 million benefit in the third quarter and a $1.5 million benefit in the second quarter related to restructuring charges. Also included is $0.6 million of expense in the fourth quarter related to changes in valuation allowances. Additionally, $0.3 million of benefit was recorded in the fourth quarter, $0.2 million of expense was recorded in the third quarter, $0.7 million of benefit recorded in the second quarter, and $0.3 million of expense was recorded in the first quarter related to return to provision adjustments. Also included in the fourth quarter was $2.1 million of benefit related to transition service agreement. Finally, a $0.2 million benefit was recorded in the fourth quarter, a $1.0 million benefit was recorded in the third quarter, a $0.7 million benefit was recorded in the second quarter and a $0.3 million benefit was recorded in the first quarter related to stock options.

The following tables present certain quarterly financial data for the year ended December 31, 2016 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$312,410	$305,105	$312,796	$344,947
Cost of services	231,340	226,768	233,541	249,943
Selling, general and administrative	45,500	44,774	40,628	44,895
Depreciation and amortization	17,729	17,221	16,811	16,914
Restructuring and integration charges, net	88	114	3,688	502
Impairment losses	—	—	5,602	26,448
Income from operations	17,753	16,228	12,526	6,245
Other income (expense)	(1,320)	(734)	(690)	290
Provision for income taxes	(4,528)	(2,952)	813	(6,196)
Non-controlling interest	(680)	(926)	(1,198)	(953)
Net income attributable to TTEC stockholders	$11,225	$11,616	$11,451	$(614)

Weighted average shares outstanding
Basic	48,368	47,873	47,081	46,386
Diluted	48,746	48,221	47,315	46,677

Net income per share attributable to TTEC stockholders
Basic	$0.23	$0.24	$0.24	$(0.01)
Diluted	$0.23	$0.24	$0.24	$(0.01)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Included in the Provision for Income Taxes is a $1.3 million benefit in the third quarter and a $0.2 million benefit in the fourth quarter related to restructuring charges. Also included are a $0.1 million of benefit in the first quarter, $1.0 million of expense in the second quarter, and $0.4 million of benefit in the fourth quarter related to changes in valuation allowances. Also included are $0.7 million of expense recorded in the second quarter, $0.6 million of expense recorded in the third quarter and $0.4 million of expense recorded in the fourth quarter related to return to provision adjustments. Additionally, in the fourth quarter there was $1.1 million of expense related to a transfer pricing adjustment for a prior period. Also included are a $0.5 million expense in the fourth quarter related to tax rate changes. Finally, there was a $1.5 million benefit in the third quarter and a $8.3 million benefit in the fourth quarter related to impairments and assets held for sale.