Form 10-Q
period 2018-03-31
TTEC Holdings, Inc.
filed 2018-05-10
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐   No ☑

As of April 30, 2018, there were 46,006,719 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH  31, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$81,594	$74,437
Accounts receivable, net	344,249	385,751
Prepaids and other current assets	71,840	63,668
Deferred tax assets, net	—	—
Income tax receivable	12,569	11,099
Assets held for sale	7,412	7,835
Total current assets	517,664	542,790

Long-term assets
Property, plant and equipment, net	157,215	163,297
Goodwill	205,632	206,694
Deferred tax assets, net	16,476	12,012
Other intangible assets, net	88,707	92,086
Other long-term assets	49,168	61,857
Total long-term assets	517,198	535,946
Total assets	$1,034,862	$1,078,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,472	$46,029
Accrued employee compensation and benefits	85,004	83,997
Other accrued expenses	29,442	18,993
Income tax payable	18,318	7,497
Deferred revenue	28,675	21,628
Other current liabilities	22,535	22,312
Liabilities held for sale	1,481	1,322
Total current liabilities	224,927	201,778

Long-term liabilities
Line of credit	302,500	344,000
Deferred tax liabilities, net	11,458	11,285
Non-current income tax payable	38,956	47,871
Deferred rent	14,677	15,714
Other long-term liabilities	97,121	95,243
Total long-term liabilities	464,712	514,113
Total liabilities	689,639	715,891

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 45,979,290 and 45,861,959 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	460	459
Additional paid-in capital	351,672	351,725
Treasury stock at cost: 36,072,963 and 36,190,294 shares as of March 31, 2018 and December 31, 2017, respectively	(613,738)	(615,677)
Accumulated other comprehensive income (loss)	(107,903)	(102,304)
Retained earnings	707,257	721,664
Noncontrolling interest	7,475	6,978
Total stockholders’ equity	345,223	362,845
Total liabilities and stockholders’ equity	$1,034,862	$1,078,736

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue	$375,249	$338,277

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	283,370	253,898
Selling, general and administrative	47,045	43,220
Depreciation and amortization	17,924	14,500
Restructuring and integration charges, net	849	169
Impairment losses	1,120	—
Total operating expenses	350,308	311,787

Income from operations	24,941	26,490

Other income (expense)
Interest income	1,068	426
Interest expense	(6,459)	(2,318)
Other income (expense), net	(11,516)	960
Total other income (expense)	(16,907)	(932)

Income before income taxes	8,034	25,558

Provision for income taxes	(2,102)	(5,391)

Net income	5,932	20,167

Net income attributable to noncontrolling interest	(1,341)	(922)

Net income attributable to TTEC stockholders	$4,591	$19,245

Other comprehensive income (loss)
Net income	$5,932	$20,167
Foreign currency translation adjustments	(5,599)	6,228
Derivative valuation, gross	1,235	13,975
Derivative valuation, tax effect	(1,242)	(5,791)
Other, net of tax	108	129
Total other comprehensive income (loss)	(5,498)	14,541
Total comprehensive income (loss)	434	34,708

Less: Comprehensive income attributable to noncontrolling interest	(1,442)	(1,014)

Comprehensive (loss) income attributable to TTEC stockholders	$(1,008)	$33,694

Weighted average shares outstanding
Basic	45,871	45,950
Diluted	46,452	46,315

Net income per share attributable to TTEC stockholders
Basic	$0.10	$0.42
Diluted	$0.10	$0.42

Dividends declared per share outstanding	$0.27	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	4,591	1,341	5,932
Dividends to shareholders ($0.27 per common share)	—	—	—	—	—	—	—	(12,414)	—	(12,414)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(945)	(945)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,700)	—	101	(5,599)
Derivatives valuation, net of tax	—	—	—	—	—	—	(7)	—	—	(7)
Vesting of restricted stock units	—	—	117	1	1,939	(3,662)	—	—	—	(1,722)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	3,609	—	—	—	3,609
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	108	—	—	108
Balance as of March 31, 2018	—	$—	45,979	$460	$(613,738)	$351,672	$(107,903)	$707,257	$7,475	$345,223

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$5,932	$20,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,924	14,500
Amortization of contract acquisition costs	362	406
Amortization of debt issuance costs	247	171
Imputed interest expense and fair value adjustments to contingent consideration	2,011	20
Provision for doubtful accounts	124	61
(Gain) loss on disposal of assets	18	23
Impairment losses	1,120	—
Impairment on equity investment	15,632	—
Gain (adjustment) on bargain purchase of a business	(685)	—
Deferred income taxes	(972)	(918)
Excess tax benefit from equity-based awards	(227)	(284)
Equity-based compensation expense	3,609	2,041
(Gain) loss on foreign currency derivatives	725	(1,205)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	41,197	28,610
Prepaids and other assets	2,337	(7,187)
Accounts payable and accrued expenses	2,720	10,456
Deferred revenue and other liabilities	(24,687)	8,071
Net cash provided by operating activities	67,387	74,932

Cash flows from investing activities
Proceeds from sale of long-lived assets	4	13
Purchases of property, plant and equipment, net of acquisitions	(7,508)	(12,035)
Payments for contract acquisition costs	—	(1,021)
Investments in non-marketable equity investments	(2,119)	(1,153)
Acquisitions, net of cash acquired of zero and zero, respectively	(460)	—
Net cash used in investing activities	(10,083)	(14,196)

Cash flows from financing activities
Proceeds from line of credit	630,800	536,900
Payments on line of credit	(672,300)	(572,200)
Payments on other debt	(1,563)	(1,215)
Payments of contingent consideration and hold-back payments to acquisitions	(399)	—
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(945)	(945)
Proceeds from exercise of stock options	—	—
Tax payments related to issuance of restricted stock units	(1,722)	(687)
Payments of debt issuance costs	—	—
Purchase of treasury stock	—	(11,658)
Net cash used in financing activities	(46,129)	(49,805)

Effect of exchange rate changes on cash and cash equivalents	(4,018)	280

Increase in cash and cash equivalents	7,157	11,211
Cash and cash equivalents, beginning of period	74,437	55,264
Cash and cash equivalents, end of period	$81,594	$66,475

Supplemental disclosures
Cash paid for interest	$4,201	$2,127
Cash paid for income taxes	$4,143	$450
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$4,048	$534
Acquisition of equipment through increase in accounts payable, net	$(372)	$1,361
Contract acquisition costs credited to accounts receivable	$—	$—
Dividend declared but not paid	$12,414	$10,069

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) (formerly known as TeleTech Holdings, Inc. until the name was changed in January 2018) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of some of the world's most innovative brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 50,500 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, India, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 100% interest in Motif, Inc. (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. The adoption of ASC 606 resulted in the deferral of certain fees that had already been recognized in prior periods. The Company recorded a net reduction to opening retained earnings of $10.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, summarized as follows (in thousands):

	December 31,	Adjustments Due to	January 1,
	2017	ASU 2014-09	2018
Balance Sheet
Assets
Prepaids and other current assets	$63,668	$10,797	$74,465
Deferred tax assets	12,012	4,006	16,018

Liabilities
Deferred revenue	$21,628	24,785	46,413

Equity
Retained earnings	$721,664	$(9,982)	$711,682

The ASC 606 adjustments pertain to the timing of revenue recognition associated with upfront training fees on certain contracts. Revenues and associated costs for reporting periods beginning after January 1, 2018 are recognized and presented in compliance with the provisions of ASC 606. Consistent with the modified retrospective method of adoption, the Company has not adjusted prior period amounts which continue to be reported in accordance with the Company’s historic revenue accounting policy and principles.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	As of March 31, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$375,249	$362,748	$12,501
Cost of services	283,370	277,179	6,191
Provision for income taxes	2,102	335	1,767
Net income	$5,932	$1,389	$4,543

	As of March 31, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Prepaids and other current assets	$71,840	$67,234	$4,606
Deferred tax assets	16,476	14,229	2,247

Liabilities
Deferred revenue	$28,675	$16,389	$12,286

Equity
Retained earnings	$707,257	$712,690	$(5,433)

In connection with the adoption of ASC 606, certain of the Company’s revenue and related polices have been modified; all policies relevant to ASC 606 have been included below.

Revenue Recognition

The Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligation is the unit of accounting for revenue recognition under the provisions of ASC 606. A contract’s transaction price is allocated to each distinct performance obligation in recognizing revenue.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Business Process Outsourcing (“BPO”) inbound and outbound service fees are based on either a per minute, per hour, per FTE, per transaction or per call basis, which make up the majority of our contracts. These contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For example, services for the training of the Company’s agents (which are separately billable to the customer) are a separate promise in the BPO contracts, but they are not distinct from the primary service obligations to transfer services to the customers. The performance of the customer service by the agents is highly dependent on the initial, growth, and seasonal training services provided to the agents during the life of a program. The training itself is not considered to have value to the customer on a standalone basis, and therefore, training on a standalone basis cannot be considered a separate unit of accounting. The Company therefore defers revenue from certain training services that are rendered mainly upon commencement of a new client contract or program, including seasonal programs. Revenue is also deferred when there is significant growth in an existing program. Accordingly, recognition of initial, growth, and seasonal training revenues and associated costs (consisting primarily of labor and related expenses) are deferred and amortized over the period of economic benefit. With the exception of training which is typically billed upfront and deferred, the remainder of revenue is invoiced on a monthly or quarterly basis as services are performed and do not create a contract asset or liability.

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, direct and indirect other costs incurred in recently completed contracts, market conditions, and client specific other cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Where there are product sales, the attribution of revenue is made when FOB-destination delivery occurs (control transfers), which is the standard shipment terms, and therefore at a point in time. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services is recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue as a component of Other long-term liabilities in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

Variable consideration exists in contracts for certain client programs that provide for adjustments to monthly billings based upon whether the Company achieves, exceeds or fails certain performance criteria. Adjustments to monthly billings consist of contractual bonuses/penalties, holdbacks and other performance based conditions. Variable consideration is estimated at contract inception at its most likely value and updated at the end of each reporting period as additional performance data becomes available. Revenue related to such variable consideration is recognized only to the extent that a significant reversal of any incremental revenue is not considered probable.

Contract modifications are routine in the performance of the customer contracts. Contracts are often modified to account for customer mandated changes in the contract specifications or requirements, including service level changes. In most instances, contract modifications relate to goods or services that are incremental and distinctly identifiable, and, therefore, are accounted for prospectively.

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment.

In certain cases, the Company negotiates an upfront payment to a customer in conjunction with the execution of a contract. Such upfront payments are critical to acquisition of new business and are often used as an incentive to negotiate favorable rates from the clients and are accounted for as upfront discounts for future services. Such payments are either made in cash at the time of execution of a contract or are netted against the Company’s service invoices. Payments to customers are capitalized as contract acquisition costs and are amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Such payments are considered a reduction of the selling prices of the Company’s products or services, and therefore, are accounted for as a reduction of revenue when amortized. Such capitalized contract acquisition costs are periodically reviewed for impairment taking into consideration ongoing future cash flows expected from the contract and estimated remaining useful life of the contract.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. Additionally, the Company’s standard payment terms are less than one year. Given the foregoing, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Some of the Company’s service contracts are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Pursuant to the Company’s election of the practical expedient under ASC 606-10-32-2A, sales, value add, and other taxes that are collected from customers concurrent with revenue-producing activities, which the Company has an obligation to remit to the governmental authorities, are excluded from revenue.

Other Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees, to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has assigned a project manager, is currently selecting an external consultant to assist through the project, is evaluating software solutions and other tracking methods, is assessing the impact on the consolidated financial statements and related disclosures, and determining the implementation approach.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”. ASU 2016-15 is intended to reduce diversity in practice regarding how certain cash transactions are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning on or after December 15, 2017. The Company has adopted the new guidance effective January 1, 2018 and this adoption did not have a material impact on its cash flow or related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows companies the option to reclassify stranded tax effects from Accumulated other comprehensive income (loss) (“AOCI”) to retained earnings resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. If adopted, the ASU is effective in years beginning after December 15, 2018, and early adoption is permitted. The Company early adopted the new standard effective January 1, 2018 and the adoption did not have a material impact on its financial position.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)ACQUISITIONS AND DIVESTITURES

Berkshire Hathaway Specialty Concierge

On March 31, 2018, the Company, through its subsidiary Percepta, acquired certain assets from Berkshire Hathaway Specialty Concierge, LLC (“BH”) related to a customer engagement center and the related customer contracts. This acquisition is being accounted for as a business combination. These assets will be integrated into the Customer Management Services (“CMS”) segment.

The total cash paid was $1. In connection with the purchase, Percepta assumed the lease for the customer engagement center and entered into a transitional services agreement with BH to facilitate the transfer of the employees and business. Fair values were assigned to each purchased asset including $257 thousand for customer relationships, $330 thousand as a lease subsidy and $98 thousand for fixed assets. Based on the $1 purchase price, a gain on purchase of $685 thousand was recorded in the quarter ended March 31, 2018 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

The acquisition will be implemented through two separate transactions.  In November 2017, the Company completed the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.8 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“founders’ shares”) no later than May 2020 (“30% buyout period”). The Company agreed to pay for the founders’ shares at a purchase price based on Motif’s fiscal year 2020’s adjusted normalized EBITDA, $5.0 million in cash, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, based on the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event, $5.0 million in cash, and 30% of the excess cash in the business at that point. In connection with this mandatory buyout, the Company has recorded a $29.8 million liability as of March 31, 2018 which is included in Other long-term liabilities in the Consolidated Balance Sheet. As a part of the transition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, as part of the Company’s CMS segment, and not to compete with the Company with respect to the acquired business.

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

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

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

The total cash paid at acquisition was $80 million. The purchase price was subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements, and into transition services agreements to facilitate the transfer of the business. The Company was required to pay an additional $1.8 million for the working capital adjustment, which was paid during the third quarter of 2017. Additionally, fair value adjustments related to the transition services agreements reduced the purchase price by $4.1 million resulting in a net purchase price of $77.7 million.

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

Financial Impact of Acquired Businesses

2018 Acquisition

The acquired business purchased in the first three months of 2018 was not material to the Company's consolidated financial position or results of operations. The pro forma impact of the 2018 acquisition on the consolidated results of operations of the Company for the first three months of 2018 and 2017 as though the acquisitions occurred on January 1 was also not material.

2017 Acquisitions

The acquired businesses purchased in 2017 did not contribute any revenue and net income to the Company for the three months ended March 31, 2017.

The unaudited proforma financial results for the three months ended March 31, 2017 combines the consolidated results of the Company and its 2017 acquisitions assuming they had been completed on January 1, 2017. The reported revenue and net income of $338.3 million and $19.2 million would have been $384.0 million and $19.0 million for the three months ended March 31, 2017 on an unaudited proforma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the pro forma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the Customer Growth Services (“CGS”) segment and one business unit from the Customer Strategy Services (“CSS”) segment would be divested from the Company’s operations. These business units met the criteria to be classified as held for sale. The Company had engaged a broker for both business units and was working with potential buyers for both business units. The Company took into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third-party evidence from similar transactions to complete the fair value analysis as there had not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of December 31, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). No adjustments have been made for the CSS business unit as this continues to be reflective of the fair value at March 31, 2018.

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

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of March 31, 2018.

As of
March 31, 2018
Cash	$—
Accounts receivable, net	5,834
Other assets	230
Property, plant and equipment	58
Customer relationships	957
Goodwill	3,033
Allowance for reduction of assets held for sale	(2,700)
Total assets	$7,412

Accounts payable	$495
Accrued employee compensation and benefits	931
Accrued expenses	44
Other	11
Total liabilities	$1,481

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of the Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TTEC anticipated deploying the CaféX technology as part of the TTEC customer experience offerings within the CMS business segment and as part of its Humanify platform. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock; $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At March 31, 2018, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the first quarter of 2018, the Company provided to CaféX $2.1 million in the form of a bridge loan which accrues interest at a rate of 12% until maturity or conversion, which will be no later than June 30, 2020. Based on certain events, the loan could convert into Series D preferred stock.

As of March 31, 2018, the Company evaluated the investment in CaféX for impairment due to a large anticipated sale of IP not being completed as planned during the first quarter, a shift in the strategy of the company, the loan balance with the external bank is now in default, and the lack of potential additional funding options as of March 31, 2018. It was determined that the fair value of the investment was zero and thus the investment should be impaired as of March 31, 2018. The Company recorded a $15.6 million write-off of the equity investment and the bridge loan which was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss). During the fourth quarter of 2017 and first quarter of 2018, TTEC received $259 thousand and $794 thousand, respectively, related to royalty payments which were included in Other Income (expense) in the Consolidated Statements of Comprehensive Income (Loss) in the respective periods.

TTEC Spain Holdings SL

In the third quarter of 2017, the Company dissolved TTEC Spain Holdings SL, a fully owned foreign subsidiary domiciled in Spain. Upon complete liquidation, $3.2 million attributable to the accumulated translation adjustment component of equity has been removed from Accumulated other comprehensive income (loss) and recognized as part of the gain on liquidation. The $3.2 million gain is included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Event

On April 30, 2018, the Company agreed to acquire all of the outstanding shares in Strategic Communications Services, Ltd (“SCS”). SCS provides services as a system integrator for omnichannel contact center platforms, including CISCO. The Company offers in-house, managed and outsourced network, information, communications and contact center services to leading brands throughout Europe.

Total cash paid at acquisition was £4.4 million ($6.2 million USD) (inclusive of £3.3 million related to cash balances). The purchase price was subject to customary representations and warranties, indemnities, and a net working capital adjustment. The agreement includes potential earn-out payments over the next three years with a maximum value of £3.0 million ($4.2 million USD) contingent on EBITDA performance over the next three years.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$292,641	$—	$292,641	$15,177	$18,215
Customer Growth Services	32,540	—	32,540	595	1,380
Customer Technology Services	35,208	—	35,208	1,630	4,844
Customer Strategy Services	14,860	—	14,860	522	502
Total	$375,249	$—	$375,249	$17,924	$24,941

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended March 31, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$252,098	(19)	$252,079	$11,242	$20,596
Customer Growth Services	33,658	—	33,658	778	2,410
Customer Technology Services	35,850	(157)	35,693	1,812	3,057
Customer Strategy Services	16,847	—	16,847	668	427
Total	$338,453	$(176)	$338,277	$14,500	$26,490

	Three Months Ended
	March 31,
	2018	2017
Capital Expenditures
Customer Management Services	$7,353	$8,579
Customer Growth Services	—	120
Customer Technology Services	31	3,200
Customer Strategy Services	124	136
Total	$7,508	$12,035

	March 31, 2018	December 31, 2017
Total Assets
Customer Management Services	$824,472	$869,594
Customer Growth Services	46,092	41,036
Customer Technology Services	101,379	100,351
Customer Strategy Services	62,919	67,755
Total	$1,034,862	$1,078,736

	March 31, 2018	December 31, 2017
Goodwill
Customer Management Services	$118,336	$119,497
Customer Growth Services	24,439	24,439
Customer Technology Services	40,839	40,839
Customer Strategy Services	22,018	21,919
Total	$205,632	$206,694

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
United States	$209,848	$178,432
Philippines	89,205	85,575
Latin America	30,498	33,117
Europe / Middle East / Africa	15,971	15,410
Asia Pacific / India	13,437	7,111
Canada	16,290	18,632
Total	$375,249	$338,277

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client and no clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2018 and 2017, respectively.  This client operates in the healthcare industry and is included in the CMS segment. This client contributed 11.3% and 2.9% of total revenue for the three months ended March 31, 2018 and 2017, respectively. The Company does have other clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2018.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2017	Adjustments	Impairments	Currency	2018

Customer Management Services	$119,497	$—	—	(1,161)	$118,336
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	40,839	—	—	—	40,839
Customer Strategy Services	21,919	—	—	99	22,018
Total	$206,694	$—	$—	$(1,062)	$205,632

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2018, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands and net of tax):

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Aggregate unrealized net gain/(loss) at beginning of period	$(15,746)	$(32,393)
Add: Net gain/(loss) from change in fair value of cash flow hedges	3,886	12,320
Less: Net (gain)/loss reclassified to earnings from effective hedges	(3,893)	(4,136)
Aggregate unrealized net gain/(loss) at end of period	$(15,753)	$(24,209)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2018 and December 31, 2017 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2018	Amount	Amount		12 months	Through
Philippine Peso	8,990,000	183,228	(1)	57.6%	August 2021
Mexican Peso	1,444,000	82,952		45.3%	May 2021
		$266,180

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2018 and December 31, 2017.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2018 and December 31, 2017 the total notional amounts of the Company’s forward contracts used as fair value hedges were $180.3 million and $176.2 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$69	$1,000
Other long-term assets	760	—
Other current liabilities	(14,937)	(223)
Other long-term liabilities	(7,500)	—
Total fair value of derivatives, net	$(21,608)	$777

	December 31, 2017
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$220	$1,603
Other long-term assets	393	—
Other current liabilities	(15,603)	(133)
Other long-term liabilities	(11,266)	—
Total fair value of derivatives, net	$(26,256)	$1,470

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,893)	$—	$(4,084)	$(52)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(5,332)	$—	$(6,806)	$—
Interest expense	—	—	—	(89)

	Three Months Ended March 31,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(3,352)	$—	$(56)

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

The following presents information as of March 31, 2018 and December 31, 2017 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2018, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment was fully impaired to zero (See Note 2).

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2018 and December 31, 2017, the Company had $302.5 million and $344.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2018 outstanding borrowings accrued interest at an average rate of 2.8% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2018, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(21,608)	$—	$(21,608)
Fair value hedges	—	777	—	777
Total net derivative asset (liability)	$—	$(20,831)	$—	$(20,831)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(26,256)	$—	$(26,256)
Fair value hedges	—	1,470	—	1,470
Total net derivative asset (liability)	$—	$(24,786)	$—	$(24,786)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018

Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,882)	$—
Derivative instruments, net	—	(20,831)	—
Contingent consideration	—	—	—
Total liabilities	$—	$(34,713)	$—

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,219)	$—
Derivative instruments, net	—	(24,786)	—
Contingent consideration	—	—	(399)
Total liabilities	$—	$(38,005)	$(399)

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

Contingent Consideration — The Company recorded contingent consideration related to a revenue servicing agreement with Welltok in the fourth quarter of 2016, in which a maximum of $1.25 million would be paid over eight quarters based on the dollar value of revenue earned by the Company. The contingent payable was recognized at fair value of $1.25 million as of December 31, 2016. As required, payments totaling  $851 thousand were completed during 2017. The final payment of $399 thousand was completed during the first quarter of 2018 and the liability has been reduced to zero.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2017	Acquisitions	Payments	Adjustments	2018

Welltok	$399	$—	$(399)	$—	$—
Total	$399	$—	$(399)	$—	$—

(8)INCOME TAXES

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

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to GILTI. A reasonable estimate of the effects of these provisions has  been included in the first quarter financial statements.

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

As of March 31, 2018, the Company had $16.5 million of gross deferred tax assets (after a $ 9.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $5.0 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 26.2% and 21.1%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2014 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax year 2015, Ireland for tax year 2016 and the state of Minnesota in the United States for tax years 2014 through 2016. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. The Company successfully closed their audit in the second quarter of 2017 in Hong Kong for the tax year 2014 with no material changes. The Company also recorded a benefit in the amount of $0.8 million in the financial statements during the fourth quarter of 2017 related to the favorable resolution of tax audits.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended March 31, 2018 and 2017 was approximately $1.8 million and $3.1 million, respectively, which had a favorable impact on diluted net income per share of $0.04 and $0.07, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2018 and 2017, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

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

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Reduction in force
Customer Management Services	$153	$(36)
Customer Growth Services	—	—
Customer Technology Services	—	79
Customer Strategy Services	51	—
Total	$204	$43

	Three Months Ended March 31,
	2018	2017

Facility exit and other charges
Customer Management Services	$645	$42
Customer Growth Services	—	—
Customer Technology Services	—	84
Customer Strategy Services	—	—
Total	$645	$126

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2017	$694	$1,409	$2,103
Expense	204	645	849
Payments	(326)	(323)	(649)
Change due to foreign currency	(29)	—	(29)
Change in estimates	—	—	—
Balance as of March 31, 2018	$543	$1,731	$2,274

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

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2018 and 2017, the Company recognized impairment losses related to leasehold improvement assets of $1.1 million and zero, respectively, in its CMS segment.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is obligated to maintain a maximum net leverage ratio no greater than 3.25 to 1.00, and a minimum interest coverage ratio no less than 2.50 to 1.00.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2018 and December 31, 2017, the Company had borrowings of $302.5 million and $344.0 million, respectively, under its Credit Agreement, and its average daily utilization was $576.7 million and $410.4 million for the three months ended March 31, 2018 and 2017, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $425 million as of March 31, 2018. As of March 31, 2018, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2018, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2018, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.8 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2018	2017
Noncontrolling interest, January 1	$6,978	$6,981
Net income attributable to noncontrolling interest	1,341	922
Dividends distributed to noncontrolling interest	(945)	(945)
Foreign currency translation adjustments	101	92
Equity-based compensation expense	—	(291)
Noncontrolling interest, March 31	$7,475	$6,759

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	6,136	12,320	246	18,702
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,136)	(117)	(4,253)
Net current period other comprehensive income (loss)	6,136	8,184	129	14,449

Accumulated other comprehensive income (loss) at March 31, 2017	$(85,872)	$(24,209)	$(2,434)	$(112,515)

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(5,700)	3,886	209	(1,605)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,893)	(101)	(3,994)
Net current period other comprehensive income (loss)	(5,700)	(7)	108	(5,599)

Accumulated other comprehensive income (loss) at March 31, 2018	$(89,800)	$(15,753)	$(2,350)	$(107,903)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended March 31,		Comprehensive Income
	2018	2017	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(5,332)	$(6,806)	Revenue
Loss on interest rate swaps	—	(89)	Interest expense
Tax effect	1,439	2,759	Provision for income taxes
	$(3,893)	$(4,136)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(112)	$(130)	Cost of services
Tax effect	11	13	Provision for income taxes
	$(101)	$(117)	Net income (loss)

(13)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017

Shares used in basic earnings per share calculation	45,871	45,950
Effect of dilutive securities:
Stock options	10	6
Restricted stock units	569	342
Performance-based restricted stock units	2	17
Total effects of dilutive securities	581	365
Shares used in dilutive earnings per share calculation	46,452	46,315

For the three months ended March 31, 2018 and 2017, options to purchase 0.0 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended March 31, 2018 and 2017, restricted stock units (“RSUs”) of 0.0 million and 0.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2018 and 2017, the Company recognized total compensation expense of $3.6 million and $2.0 million, respectively. Of the total compensation expense, $1.3 million and $0.4 million was recognized in Cost of services and $2.3 million and $1.6 million was recognized in Selling, general and administrative during the three months ended March 31, 2018 and 2017, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Unit Grants

During the three months ended March 31, 2018 and 2017, the Company granted 18,128 and 624,862 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.6 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $20.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

The Company recognized compensation expense related to subsidiary performance options of zero and $(0.3) million for the three months ended March 31, 2018 and 2017, respectively. The option benefit for 2017 resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

(15)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2018 and 2017, the Company expensed $0.3 million and $0.2 million, respectively, to Avion and Airmax for services provided to the Company. There was $254 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2018.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the three months ended March 31, 2018 and 2017, the Company expensed $15 thousand and $25 thousand, respectively.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TTEC holds a 17.2% equity investment in. During the three months ended March 31, 2018 and 2017, the Company purchased $15 thousand and $16 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned by one of the Motif Founders. The lease expires in 2020 and has future payments of approximately $134 thousand.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but not limited to factors discussed in the “Risk Factors” section of our 2017 Annual Report on Form 10-K. The risk factors we wish for you to be aware of in particular include but are not limited to the risk inherent in the volatile and uncertain economic conditions, the fact that a large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients or a large portion of one client’s business could adversely affect our results of operations, the risk of client consolidation, the possibility that the current trend among clients to outsource their customer care may not continue, the competitiveness of our markets, the risk of information systems breach and the related impact on our clients and their data, our geographic concentration, the risk inherent in the terms of our contracts that we do not always have the opportunity to negotiate, the risk related to our international footprint, how our foreign currency exchange risk can adversely impact our results of operations, the risk of changes in law that impact our business and our ability to comply with all the laws that relate to our operations, the risk related to the reliability of the information infrastructure that we use and our ability to deliver uninterrupted service to our clients, the risk of not being able to forecast demand for services accurately and the related impact on capacity utilization, our inability to attract and retain qualified and skilled personnel, impact of changing technologies on our services and solutions, the restrictive covenants contained in our credit facility that may impact our ability to execute our strategy and operate our business, the supply chain disruption related risk, the risk to innovation due to unforeseen intellectual property infringement, the risk related to our M&A activity and our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy, the controlling shareholder risk, and the volatility of our stock price that may result in loss of investment.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 50,500 employees delivering services in 24 countries from 92 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Engage - Customer Management Services (“CMS”) and Customer Growth Services (“CGS”); and two of which comprise TTEC Digital - Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”).

Our revenue for the three months ended March 31, 2018 was $375.2 million, approximately 22% or $82.6 million of which came from the CGS, CTS and CSS segments, focused on customer-centric strategy, growth and technology-based services with the remainder of our revenue coming from the core customer care services of our CMS segment.

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

Customer Technology Services Segment

In connection with the design of the customer engagement strategy, our ability to architect, deploy and host or manage the client’s customer experience environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer experience environments to deliver a consistent and superior experience across all touch points on a global scale that we believe results in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology platforms, we also provide data-driven context aware software-as-a-service (“SaaS”) based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

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

Additional information with respect to our segments and geographic footprint is included in Part I. Item 1. Financial Statements, Note 3 to the Consolidated Financial Statements.

Financial Highlights

In the first quarter of 2018, our revenue increased 10.9% to $375.2 million over the same period in 2017. This increase in revenue is primarily related to net incremental volumes in CMS related to the Connextions and Motif acquisitions,  a  $12.5 million net revenue increase related to the adoption of ASC 606 and a  $4.0 million increase related to foreign exchange fluctuations. Excluding the ASC 606 adoption adjustment of $12.5 million, revenue increased by $24.4 million, or 7.2%, over the prior year.

Our first quarter 2018 income from operations decreased 5.8% to $24.9 million or 6.6% of revenue, from  $26.5 million or 7.8% of revenue in the first quarter of 2017.  The change in operating income is comprised of a number of factors across the segments. The lion share of the decline in the operating income is attributable to CMS and is comprised of a $6.3 million increase related to the adoption of ASC 606, and a $1.9 million increase related to foreign exchange fluctuations, offset by a net decrease in client profitability over the same period in 2017. The net decrease is comprised of an increase in operating income from the Connextions and Motif acquisitions offset by certain restructure and impairment charges and planned investments in strategy, rebranding, product development, marketing and sales activities and resources during the first quarter of 2018 that were not included in the same period in 2017. These investments, while adversely impacting the first quarter operating income will decline as a percentage of revenue and be accretive to our operating margin over the remainder of the year.

The CTS operating income expanded significantly with a 58.5% improvement over the same period last year primarily on the growth of its high margin recurring cloud business. The CSS operating income improved slightly including the asset held for sale; excluding the asset held for sale, the CSS operating income improved 34%. Although the CGS operating income declined, it is due to new business launches which typically require transition investment in the first 90 days; excluding these new business launches, the CGS operating income increased from the same period in 2017.

Income from operations in the first quarter of 2018 and 2017 included $2.0 million and $0.2 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans seven countries with 24,200 workstations, representing 56% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $114 million and represented 35% of our revenue for the first quarter of 2018, as compared to $109 million and 38% of our revenue for 2017.

We internally target capacity utilization in our customer engagement centers at 80% to 90% of our available workstations. As of March 31, 2018, the overall capacity utilization in our centers was 77%, down from 78% in the prior period. The table below presents workstation data for all of our centers as of March 31, 2018 and 2017. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2018			March 31, 2017
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,919	31,271	76%	38,643	29,962	78%
Sites open <1 year	1,973	1,956	99%	270	270	100%
Total workstations	42,892	33,227	77%	38,913	30,232	78%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue changes for ASC 606

In connection with the adoption of ASC 606, certain of the Company’s revenue and related policies have been modified. See Part I. Item 1. Financial Statements, Note 1 to the Consolidated Financial Statements for these policies.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2018 and 2017 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$292,641	$252,079	$40,562	16.1%
Operating Income	18,215	20,596	(2,381)	(11.6)%
Operating Margin	6.2%	8.2%

The increase in revenue for the Customer Management Services segment was attributable to a $55.4 million net increase in client programs including the Connextions and Motif acquisitions, a $12.4 million increase related to the adoption of ASC 606 for revenue recognition, and a $3.4 million increase due to foreign currency fluctuations, offset by program completions of $30.6 million.

The operating income as a percentage of revenue decreased to 6.2% in the first quarter of 2018 as compared to 8.2% in the prior period. The operating margin decreased due to a combination of positive and negative factors. The adoption of ASC 606 and foreign currency fluctuations added $6.3 million and $1.9 million, respectively, of income to the first quarter of 2018. The Connextions and Motif acquisitions were additive to operating income as well. These increases were offset by $1.3 million related to the impairment of leasehold improvements for a center in Brazil and certain restructure charges related to severance. Investments in strategy, rebranding, product development, and marketing programs and incremental sales resources also decreased operating income as similar expense were not in the same period during 2017. Included in the operating income was amortization expense related to acquired intangibles of $2.2 million and $0.5 million for the quarters ended March 31, 2018 and 2017, respectively.

Customer Growth Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$32,540	$33,658	$(1,118)	(3.3)%
Operating Income	1,380	2,410	(1,030)	(42.7)%
Operating Margin	4.2%	7.2%

The decrease in revenue for the Customer Growth Services segment was due to a $1.8 million increase in client programs offset by a decrease for program completions of $2.9 million.

The operating income as a percentage of revenue decreased to 4.2% in the first quarter of 2018 as compared to 7.2% in the prior period. This decrease in margin is related to a $0.6 million cease use lease accrual for a center that was exited on March 31, 2018 and lower margins for certain programs that are currently in the launch phase.

Customer Technology Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$35,208	$35,693	$(485)	(1.4)%
Operating Income	4,844	3,057	1,787	58.5%
Operating Margin	13.8%	8.6%

The decrease in revenue for the Customer Technology Services segment was driven by a decrease in the Avaya offerings as the business unit was sold in the second quarter of 2017, offset by revenue increases in the CISCO offerings.

The operating income as a percentage of revenue increased to 13.8% in the first quarter of 2018 as compared to 8.6% in the prior period. This increase is primarily due to significant growth in the segment’s high margin cloud platform and the continued reorganization, consolidation and modernization of the information technology functions within the Company. Included in the operating income was amortization expense related to acquired intangibles of $0.3 million and $0.3 million for the quarters ended March 31, 2018 and 2017, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$14,860	$16,847	$(1,987)	(11.8)%
Operating Income	502	427	75	17.6%
Operating Margin	3.4%	2.5%

The decrease in revenue for the Customer Strategy Services segment was related to decreases in the Learning and Performance practices across multiple delivery regions as the business refocuses its efforts on transforming and digitizing its clients’ customer experience, training, and knowledge platforms.

The operating income as a percentage of revenue increased to 3.4% in the first quarter of 2018 as compared to 2.5% in the prior period. The increase is primarily related to expense rationalization in connection with the lower revenue. Included in the operating income was amortization expense of $0.3 million and $0.6 million for the quarters ended March 31, 2018 and 2017, respectively. Excluding this segment’s asset held for sale the operating margin was 7.7% vs. 5.2% in the prior year period.

Interest Income (Expense)

For the three months ended March 31, 2018 interest income increased to $1.1 million from $0.4 million in the same period in 2017. Interest expense increased to $6.5 million during 2018 from $2.3 million during 2017 due to larger utilization of the line of credit primarily due to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $1.9 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

Included in the three months ended March 31, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan.

Included in the three months ended March 31, 2018 was a $0.8 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG.

Included in the three months ended March 31, 2018 was a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018.

For further information on the above three items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 26.2%. This compares to an effective tax rate of 21.1% for the comparable period of 2017. The effective tax rate for the three months ended March 31, 2018 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a  $0.6 million benefit related to excess taxes on equity compensation, $1.8 million of expense related to revenue recorded under ASC 606, $0.2 million of benefit from restructuring expenses, $4.6 million of benefit related to impairments, $0.5 million expense related to the write off of tax credits, and $0.4 million of other expense, the Company’s effective tax rate for the first quarter of 2018 would have been 24.5%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2018, we generated positive operating cash flows of $67.4 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2018 and 2017.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $81.6 million and $74.4 million as of March 31, 2018 and December 31, 2017, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2018 and 2017, net cash flows provided by operating activities was $67.4 million and $74.9 million, respectively. The decrease was primarily due to a $7.7 million increase in payments made for operating expenses, and $32.8 million increase to deferred revenue primarily in connection with ASC 606 adoption, offset by an additional $12.6 million in cash collected from accounts receivable and a $9.5 million increase in prepaid assets.

Cash Flows from Investing Activities

For the three months ended March 31, 2018 and 2017, net cash flows used in investing activities was  $10.1 million and $14.2 million, respectively. The decrease was due to a $4.5 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2018 and 2017, net cash flows used in financing activities was $46.1 million and $49.8 million, respectively. The change in net cash flows from 2017 to 2018 was primarily due to an  $11.7 million decrease in purchases of our outstanding common stock, offset by a $6.2 million decrease in the Credit Facility.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in cash flow from working capital. Free cash flow was $59.9 million and $62.9 million for the three months ended March 31, 2018 and 2017, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$67,387	$74,932
Less: Purchases of property, plant and equipment	7,508	12,035
Free cash flow	$59,879	$62,897

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2018 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$10,487	322,601	—	—	$333,088
Equipment financing arrangements	4,470	7,006	2,071	—	13,547
Purchase obligations	12,931	9,117	792	—	22,840
Operating lease commitments	41,667	58,570	36,662	28,763	165,662
Transition tax related to US 2017 Tax Act	3,800	7,600	7,600	28,600	47,600
Other debt	2,905	32,741	199	—	35,845
Total	$76,260	$437,635	$47,324	$57,363	$618,582

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2018.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $5.3 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2018 to be approximately 3.8% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2018 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2018, one of our clients represented 11.3% of our total revenue. Our five largest clients, collectively, accounted for 36.4% and 34.1% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. We have experienced long-term relationships with our top five clients, ranging from 11 to 21 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2018,  we had $302.5 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the March 31, 2018, interest accrued at a rate of approximately 2.8% per annum. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Costa Rica, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2018 and 2017, revenue associated with this foreign exchange risk was 25% and 28% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2018 and December 31, 2017 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2018	Amount	Amount		12 months	Through
Philippine Peso	8,990,000	183,228	(1)	57.6%	August 2021
Mexican Peso	1,444,000	82,952		45.3%	May 2021
		$266,180

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2018 and December 31, 2017.

The fair value of our cash flow hedges at March 31, 2018 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2018	Next 12 Months
Philippine Peso	$(13,524)	$(8,692)
Mexican Peso	(8,084)	(6,176)
	$(21,608)	$(14,868)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2017 largely reflects a broad weakening in the U.S. dollar.

We recorded net losses of approximately  $5.3 million and $6.8 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2018 and 2017, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2018 and 2017, approximately 23% and 26%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2018 or December 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2018:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
December 31, 2017				$26,580
January 1, 2018 - January 31, 2018	—	$—	—	$26,580
February 1, 2018 - February 28, 2018	—	$—	—	$26,580
March 1, 2018 - March 31, 2018	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2018, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of March 31, 2018 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.60*		Amended and Restated Executive Employment Agreement between Regina M. Paolillo and TTEC Holdings, Inc. effective May 1, 2018

10.82*		Amended and Restated Executive Employment Agreement between Judi A. Hand and TTEC Holdings, Inc. effective May 1, 2018

10.83*		Amended and Restated Executive Employment Agreement between Martin F. DeGhetto and TTEC Holdings, Inc. effective May 1, 2018

10.85*		Amended and Restated Executive Employment Agreement between Anthony Y. Tsai and TTEC Holdings, Inc. effective May 1, 2018

10.86*		Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Holdings, Inc. effective May 1, 2018

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2018 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.

(Registrant)

Date:  May 10, 2018By:/s/ Kenneth D. Tuchman

Kenneth D. Tuchman

Chairman and Chief Executive Officer

Date:  May 10, 2018By:/s/ Regina M. Paolillo

Regina M. Paolillo

Chief Financial Officer