Form 10-Q
period 2018-06-30
TTEC Holdings, Inc.
filed 2018-08-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☑

As of July 31, 2018, there were 46,172,246 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$71,260	$74,437
Accounts receivable, net	315,756	385,751
Prepaids and other current assets	70,956	63,668
Income tax receivable	13,380	11,099
Assets held for sale	9,163	7,835
Total current assets	480,515	542,790

Long-term assets
Property, plant and equipment, net	156,210	163,297
Goodwill	203,518	206,694
Deferred tax assets, net	17,477	12,012
Other intangible assets, net	87,321	92,086
Other long-term assets	43,489	61,857
Total long-term assets	508,015	535,946
Total assets	$988,530	$1,078,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,121	$46,029
Accrued employee compensation and benefits	75,773	83,997
Other accrued expenses	17,828	18,993
Income tax payable	10,444	7,497
Deferred revenue	25,132	21,628
Other current liabilities	24,162	22,312
Liabilities held for sale	3,788	1,322
Total current liabilities	202,248	201,778

Long-term liabilities
Line of credit	289,000	344,000
Deferred tax liabilities, net	11,466	11,285
Non-current income tax payable	37,820	47,871
Deferred rent	15,124	15,714
Other long-term liabilities	101,208	95,243
Total long-term liabilities	454,618	514,113
Total liabilities	656,866	715,891

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,033,516 and 45,861,959 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	460	459
Additional paid-in capital	352,784	351,725
Treasury stock at cost; 36,018,737 and 36,190,294 shares as of June 30, 2018 and December 31, 2017, respectively	(612,841)	(615,677)
Accumulated other comprehensive income (loss)	(129,325)	(102,304)
Retained earnings	712,775	721,664
Noncontrolling interest	7,811	6,978
Total stockholders’ equity	331,664	362,845
Total liabilities and stockholders’ equity	$988,530	$1,078,736

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$349,853	$353,429	$725,102	$691,706

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	274,260	268,004	557,630	521,902
Selling, general and administrative	44,245	43,985	91,290	87,205
Depreciation and amortization	16,811	16,258	34,735	30,758
Restructuring and integration charges, net	1,034	3,593	1,883	3,762
Impairment losses	—	—	1,120	—
Total operating expenses	336,350	331,840	686,658	643,627

Income from operations	13,503	21,589	38,444	48,079

Other income (expense)
Interest income	1,471	695	2,539	1,121
Interest expense	(7,765)	(2,912)	(14,224)	(5,230)
Other income (expense), net	1,741	1,197	(9,775)	2,157
Loss on assets held for sale	(2,000)	(3,178)	(2,000)	(3,178)
Total other income (expense)	(6,553)	(4,198)	(23,460)	(5,130)

Income before income taxes	6,950	17,391	14,984	42,949

Provision for income taxes	(653)	(1,597)	(2,755)	(6,988)

Net income	6,297	15,794	12,229	35,961

Net income attributable to noncontrolling interest	(779)	(1,100)	(2,120)	(2,022)

Net income attributable to TTEC stockholders	$5,518	$14,694	$10,109	$33,939

Other comprehensive income (loss)
Net income	$6,297	$15,794	$12,229	$35,961
Foreign currency translation adjustments	(20,285)	3,339	(25,884)	9,567
Derivative valuation, gross	(2,019)	7,517	(784)	21,492
Derivative valuation, tax effect	513	(3,038)	(729)	(8,829)
Other, net of tax	106	130	214	259
Total other comprehensive income (loss)	(21,685)	7,948	(27,183)	22,489
Total comprehensive income (loss)	(15,388)	23,742	(14,954)	58,450

Less: Comprehensive income attributable to noncontrolling interest	(516)	(1,240)	(1,958)	(2,254)

Comprehensive income (loss) attributable to TTEC stockholders	$(15,904)	$22,502	$(16,912)	$56,196

Weighted average shares outstanding
Basic	46,016	45,662	45,944	45,805
Diluted	46,401	46,150	46,424	46,224

Net income per share attributable to TTEC stockholders
Basic	$0.12	$0.32	$0.22	$0.74
Diluted	$0.12	$0.32	$0.22	$0.73

Dividends declared per share outstanding	$—	$—	$0.27	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	Interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	10,109	2,120	12,229
Dividends to shareholders ($0.27 per common share)	—	—	—	—	—	—	—	(12,414)	—	(12,414)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,125)	(1,125)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,722)	—	(162)	(25,884)
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,513)	—	—	(1,513)
Vesting of restricted stock units	—	—	172	1	2,836	(5,124)	—	—	—	(2,287)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	6,183	—	—	—	6,183
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	214	—	—	214
Balance as of June 30, 2018	—	$—	46,034	$460	$(612,841)	$352,784	$(129,325)	$712,775	$7,811	$331,664

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$12,229	$35,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,735	30,758
Amortization of contract acquisition costs	758	809
Amortization of debt issuance costs	494	341
Imputed interest expense and fair value adjustments to contingent consideration	5,128	31
Provision for doubtful accounts	257	313
(Gain) loss on disposal of assets	35	12
Gain on sales of business	—	(30)
Impairment losses	1,120	—
Impairment on equity investment	15,632	—
Gain (adjustment) on bargain purchase of a business	(685)	—
Non-cash loss on held for sale assets	2,000	3,178
Deferred income taxes	(2,327)	5,901
Excess tax benefit from equity-based awards	(274)	(703)
Equity-based compensation expense	6,183	4,836
(Gain) loss on foreign currency derivatives	149	575
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	65,698	26,669
Prepaids and other assets	(37)	(22,656)
Accounts payable and accrued expenses	(9,943)	27,281
Deferred revenue and other liabilities	(26,446)	12,179
Net cash provided by operating activities	104,706	125,455

Cash flows from investing activities
Proceeds from sale of long-lived assets	8	22
Purchases of property, plant and equipment, net of acquisitions	(16,883)	(29,589)
Payments for contract acquisition costs	—	—
Proceeds from sale of business	—	250
Investments in non-marketable equity investments	(2,119)	(1,384)
Acquisitions, net of cash acquired of $4.5 million and zero, respectively	(2,002)	(79,574)
Net cash used in investing activities	(20,996)	(110,275)

Cash flows from financing activities
Proceeds from line of credit	1,093,800	1,151,700
Payments on line of credit	(1,148,800)	(1,112,000)
Payments on other debt	(2,841)	(3,025)
Payments of contingent consideration and hold back payments to acquisitions	(785)	(435)
Dividends paid to shareholders	(12,414)	(10,069)
Payments to noncontrolling interest	(1,125)	(1,800)
Proceeds from exercise of stock options	—	2,150
Tax payments related to issuance of restricted stock units	(2,287)	(1,876)
Payments of debt issuance costs	(35)	(3)
Purchase of treasury stock	—	(18,328)
Net cash (used in) provided by financing activities	(74,487)	6,314

Effect of exchange rate changes on cash and cash equivalents	(12,400)	1,152

(Decrease) increase in cash and cash equivalents	(3,177)	22,646
Cash and cash equivalents, beginning of period	74,437	55,264
Cash and cash equivalents, end of period	$71,260	$77,910

Supplemental disclosures
Cash paid for interest	$8,593	$4,857
Cash paid for income taxes	$20,213	$5,905
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$7,539	$874
Acquisition of equipment through increase in accounts payable, net	$248	$(1,274)
Contract acquisition costs credited to accounts receivable	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) (formerly known as TeleTech Holdings, Inc. until the name was changed in January 2018) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of some of the world's most innovative brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 47,800 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, India, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

retrospective method of adoption, the Company has not adjusted prior period amounts which continue to be reported in accordance with the Company’s historic revenue accounting policy and principles.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended June 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$349,853	$347,450	$2,403
Cost of services	274,260	273,462	798
Provision for income taxes	653	203	450
Net income	$6,297	$5,141	$1,156

	Six Months Ended June 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$725,102	$710,198	$14,904
Cost of services	557,630	550,642	6,988
Provision for income taxes	2,755	539	2,216
Net income	$12,229	$6,530	$5,699

	As of June 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Prepaids and other current assets	$70,956	$67,148	$3,808
Deferred tax assets	17,477	15,641	1,836

Liabilities
Deferred revenue	$25,132	$15,251	$9,881

Equity
Retained earnings	$712,775	$721,066	$(8,291)

In connection with the adoption of ASC 606, certain of the Company’s revenue and related polices have been modified; all policies relevant to ASC 606 have been included below.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, direct and indirect other costs incurred in recently completed contracts, market conditions, and client specific other cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Where there are product sales, the attribution of revenue is made when FOB-destination delivery occurs (control transfers), which is the standard shipment terms, and therefore at a point in time. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services is recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue as a component of Other long-term liabilities in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Other Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees, to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has assigned a project manager, is working with an external consultant to assist the Company through the assessment phase, is evaluating software solutions and other tracking methods and is assessing the impact on the consolidated financial statements.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(2)ACQUISITIONS AND DIVESTITURES

Strategic Communications Services

On April 30, 2018, the Company acquired all of the outstanding equity securities of Strategic Communications Services, Ltd (“SCS”). SCS provides services as a system integrator for multichannel contact center platforms, including CISCO. The Company offers in-house, managed and outsourced network, information, communications and contact center services to leading brands throughout Europe. This business will be integrated into the Company’s CTS segment.

Total cash paid at acquisition was £4.4 million ($6.1 million USD) (inclusive of $4.5 million related to cash balances). The purchase price was subject to customary representations and warranties, indemnities, and a net working capital adjustment. The agreement includes potential earn-out payments over the next three years with a maximum value of £3.0 million ($4.1 million USD) contingent on EBITDA performance over the next three years.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. As of June 30, 2018, the fair value of the contingent consideration was $2.7 million, of which $0.7 million and $2.0 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$4,509
Accounts receivable, net	982
Prepaid expenses	—
Property, plant and equipment	8
Customer relationships	3,619
Goodwill	1,222
$10,340

Accounts payable	$265
Accrued employee compensation and benefits	1
Accrued expenses	252
Deferred tax liabilities	629
$1,147

Total purchase price	$9,193

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The SCS customer relationships have been estimated based on the initial valuation and will be amortized over an estimated useful life of 10 years. The goodwill recognized from the SCS acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with CTS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of SCS are reported within the CTS segment from the date of acquisition.

Berkshire Hathaway Specialty Concierge

On March 31, 2018, the Company, through its subsidiary Percepta, acquired certain assets from Berkshire Hathaway Specialty Concierge, LLC (“BH”) related to a customer engagement center and the related customer contracts. This acquisition is being accounted for as a business combination. These assets will be integrated into the Company’s CMS segment.

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

Motif

On November 8, 2017, the Company agreed to acquire all of the outstanding shares in Motif, Inc., a California corporation (“Motif”). Motif is a digital trust and safety services company serving eCommerce marketplaces, online retailers, travel agencies and financial services companies. Motif provides omni-channel community moderation services via voice, email and chat from delivery centers in India and the Philippines via approximately 2,700 employees. Motif will be integrated into the Company’s CMS segment.

The acquisition will be implemented through two separate transactions.  In November 2017, the Company completed the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.8 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“Founders’ Shares”) no later than May 2020 (“30% buyout period”). The Company agreed to pay for the Founders’ Shares at a purchase price to be determined on Motif’s fiscal year 2020’s adjusted normalized EBITDA, $5.0 million in cash, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, based on the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event, $5.0 million in cash, and 30% of the excess cash in the business at that point. In connection with this mandatory buyout, the Company has recorded a  $32.8 million liability as of June 30, 2018 which is included in Other long-term liabilities in the Consolidated Balance Sheet. As a part of the transition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, and not to compete with the Company with respect to the acquired business.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$5,997
Accounts receivable, net	5,187
Prepaid expenses	1,248
Other current assets	670
Property, plant and equipment	2,182
Income tax receivable	1,691
Customer relationships	37,200
Goodwill	39,147
$93,322

Accounts payable	$2,789
Accrued employee compensation and benefits	5,249
Accrued expenses	104
Deferred tax liability	11,402
Other	340
$19,884

Total purchase price	$73,438

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

The Motif customer relationships have been estimated based on the initial valuation and are being amortized over an estimated useful life of 11 years. The goodwill recognized from the Motif acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles, and operating results of Motif are reported within the CMS segment from the date of acquisition.

Connextions

On April 3, 2017, the Company acquired all of the outstanding shares of Connextions, Inc., a health care customer service provider company, from OptumHealth Holdings, LLC. Connextions has been integrated into the health care vertical of the CMS segment of the Company. Connextions employed approximately 2,000 at several centers in the U.S.

The total cash paid at acquisition was $80 million. The purchase price was subject to customary representations and warranties, indemnities, and net working capital adjustment. In connection with the acquisition, the Company and OptumHealth (directly and through affiliates) also entered into long-term technology and customer services agreements, and into transition services agreements to facilitate the transfer of the business. The Company subsequently paid an additional $1.8 million for the working capital adjustment, which was paid during the third quarter of 2017. Additionally, fair value adjustments related to the transition services agreements reduced the purchase price by $4.1 million resulting in a net purchase price of $77.7 million.

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

The Connextions customer relationships are being amortized over a useful life of 12 years. The goodwill recognized from the Connextions acquisition is attributable, but not limited to, the acquired work force and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Connextions are reported within the CMS segment from the date of acquisition.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2017 and 2018 noted above contributed revenues of $37.4 million and $88.4 million, and net income of $1.2 million and $9.0 million, inclusive of $1.6 million and $3.3 million of acquired intangible amortization, to the Company for the three and six months ended June 30, 2018, respectively.

The unaudited proforma financial results for the three and six months of 2017 and 2018 combines the consolidated results of the Company, SCS, BH, Motif, and Connextions assuming the BH and SCS acquisitions had been completed on January 1, 2017 and the Motif and Connextions acquisitions on January 1, 2016. The reported revenue and net income of $353.4 million and $14.7 million would have been $364.5 million and $16.8 million for the three months ended June 30, 2017, respectively, on an unaudited proforma basis. The reported revenue and net income of $691.7 million and $33.9 million would have been $753.3 million and $36.3 million for the six months ended June 30, 2017, respectively, on an unaudited proforma basis.

For 2018, the reported revenue and net income of $349.9 million and $5.5 million would have been $350.1 million and $5.6 million for the three months ended June 30, 2018, respectively. The reported revenue and net income of $725.1 million and $10.1 million would have been $729.4 million and $10.7 million for the six months ended June 30, 2018, respectively, on an unaudited proforma basis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited pro forma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the pro forma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Assets and Liabilities Held for Sale

During the third quarter of 2016, the Company determined that one business unit from the CGS segment and one business unit from the CSS segment would be divested from the Company’s operations. These business units met the criteria to be classified as held for sale. The Company had engaged a broker for both business units and was working with potential buyers for both business units. The Company took into consideration the discounted cash flow models, management input based on early discussions with brokers and potential buyers, and third-party evidence from similar transactions to complete the fair value analysis as there had not been a selling price determined at this point for either unit. For the two business units in CGS and CSS losses of $2.6 million and $2.7 million, respectively, were recorded as of December 31, 2016 in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

For the business unit in CGS, based on further discussion and initial offers, management determined that the estimated selling price assumed should be revised and an additional $3.2 million loss was recorded as of June 30, 2017 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss). Effective December 22, 2017, the business unit was sold to The Search Agency (“TSA”) for an up-front payment of $245 thousand and future contingent earnout on the one year anniversary of the closing date. During the fourth quarter of 2017, a net $0.6 million gain was recorded in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

For the business in CSS, based on further discussions and the current offer, management determined that the estimated selling price assumed should be revised and an additional $2.0 million loss was recorded during the three months ended June 30, 2018 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of June 30, 2018.

As of
June 30, 2018
Cash	$—
Accounts receivable, net	6,837
Other assets	3,113
Property, plant and equipment	56
Customer relationships	824
Goodwill	3,033
Allowance for reduction of assets held for sale	(4,700)
Total assets	$9,163

Accounts payable	$2,845
Accrued employee compensation and benefits	943
Accrued expenses	—
Other	—
Total liabilities	$3,788

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CaféX Communications, Inc. (“CaféX”) through the purchase of a portion of its outstanding Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX; of which  $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At June 30, 2018, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the first quarter of 2018, the Company provided a $2.1 million bridge loan which accrues interest at a rate of 12% per year until maturity or conversion, which will be no later than June 30, 2020. Based on subsequent events, the Company believes that the loan could convert into Series D preferred stock.

As of March 31, 2018, the Company evaluated the investment in CaféX for impairment due to a large anticipated sale of IP not being completed as planned during the first quarter, a shift in the strategy of the company, an ongoing default by CaféX of its loan agreement with its bank, and a lack of potential additional funding options as of March 31, 2018. Based on this evaluation, the Company determined that the fair value of its investment was zero and thus the investment was impaired as of March 31, 2018. The Company recorded a $15.6 million write-off of the equity investment and the bridge loan which was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group (“TSG”) to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss). During the fourth quarter of 2017, the first quarter of 2018 and the second quarter of 2018, TTEC received $259 thousand, $794 thousand and $271 thousand, respectively, related to royalty payments which were included in Other Income (expense) in the Consolidated Statements of Comprehensive Income (Loss) in the respective periods.

TTEC Spain Holdings SL

In the third quarter of 2017, the Company dissolved TTEC Spain Holdings SL, a wholly owned subsidiary domiciled in Spain. Upon complete liquidation, $3.2 million attributable to the accumulated translation adjustment component of equity was removed from Accumulated other comprehensive income (loss) and recognized as part of the gain on liquidation. The $3.2 million gain is included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$262,213	$—	$262,213	$14,073	$3,773
Customer Growth Services	35,140	—	35,140	656	2,966
Customer Technology Services	33,935	(119)	33,816	1,580	5,566
Customer Strategy Services	18,684	—	18,684	502	1,198
Total	$349,972	$(119)	$349,853	$16,811	$13,503

Three Months Ended June 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$269,056	$—	$269,056	$13,146	$14,075
Customer Growth Services	32,403	—	32,403	754	2,321
Customer Technology Services	34,829	(31)	34,798	1,793	3,819
Customer Strategy Services	17,172	—	17,172	565	1,374
Total	$353,460	$(31)	$353,429	$16,258	$21,589

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$554,854	$—	$554,854	$29,250	$21,988
Customer Growth Services	67,680	—	67,680	1,251	4,346
Customer Technology Services	69,143	(119)	69,024	3,210	10,410
Customer Strategy Services	33,544	—	33,544	1,024	1,700
Total	$725,221	$(119)	$725,102	$34,735	$38,444

Six Months Ended June 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$521,154	$(19)	$521,135	$24,388	$34,671
Customer Growth Services	66,061	—	66,061	1,532	4,731
Customer Technology Services	70,679	(188)	70,491	3,605	6,876
Customer Strategy Services	34,019	—	34,019	1,233	1,801
Total	$691,913	$(207)	$691,706	$30,758	$48,079

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital Expenditures
Customer Management Services	$8,188	$15,390	$15,541	$23,969
Customer Growth Services	—	242	—	362
Customer Technology Services	1,025	1,645	1,056	4,845
Customer Strategy Services	162	277	286	413
Total	$9,375	$17,554	$16,883	$29,589

	June 30, 2018	December 31, 2017
Total Assets
Customer Management Services	$762,074	$869,594
Customer Growth Services	44,194	41,036
Customer Technology Services	106,573	100,351
Customer Strategy Services	75,689	67,755
Total	$988,530	$1,078,736

	June 30, 2018	December 31, 2017
Goodwill
Customer Management Services	$115,523	$119,497
Customer Growth Services	24,439	24,439
Customer Technology Services	42,012	40,839
Customer Strategy Services	21,544	21,919
Total	$203,518	$206,694

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
United States	$188,744	$194,209	$398,592	$372,641
Philippines	85,442	85,847	174,647	171,422
Latin America	27,224	31,823	57,722	64,940
Europe / Middle East / Africa	18,469	15,253	34,440	30,663
Canada	15,835	18,466	32,125	37,098
Asia Pacific / India	14,139	7,831	27,576	14,942
Total	$349,853	$353,429	$725,102	$691,706

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the six months ended June 30, 2018 or 2017.  The Company does have clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2018.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2017	Adjustments	Impairments	Currency	2018

Customer Management Services	$119,497	$(125)	$—	$(3,849)	$115,523
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	40,839	1,222	—	(49)	42,012
Customer Strategy Services	21,919	—	—	(375)	21,544
Total	$206,694	$1,097	$—	$(4,273)	$203,518

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2018, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Aggregate unrealized net gain/(loss) at beginning of period	$(15,753)	$(24,209)	$(15,746)	$(32,393)
Add: Net gain/(loss) from change in fair value of cash flow hedges	2,059	7,448	5,945	19,768
Less: Net (gain)/loss reclassified to earnings from effective hedges	(3,565)	(2,969)	(7,458)	(7,105)
Aggregate unrealized net gain/(loss) at end of period	$(17,259)	$(19,730)	$(17,259)	$(19,730)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2018 and December 31, 2017 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2018	Amount	Amount		12 months	Through
Philippine Peso	8,138,750	162,746	(1)	61.2%	August 2021
Mexican Peso	1,279,000	72,392		50.2%	May 2021
		$235,138

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2018 and December 31, 2017.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2018 and December 31, 2017 the total notional amounts of the Company’s forward contracts used as fair value hedges were $217.4 million and $176.2 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$424	$1,617
Other long-term assets	—	—
Other current liabilities	(15,968)	(285)
Other long-term liabilities	(8,083)	—
Total fair value of derivatives, net	$(23,627)	$1,332

	December 31, 2017
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$220	$1,603
Other long-term assets	393	—
Other current liabilities	(15,603)	(133)
Other long-term liabilities	(11,266)	—
Total fair value of derivatives, net	$(26,256)	$1,470

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,565)	$—	$(2,953)	$(16)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(4,883)	$—	$(5,091)	$—
Interest expense	—	—	—	(26)

	Three Months Ended June 30,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(2,343)	$—	$416

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(7,458)	$—	$(7,036)	$(69)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(10,215)	$—	$(11,897)	$—
Interest expense	—	—	—	(115)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(5,695)	$—	$(360)

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

The following presents information as of June 30, 2018 and December 31, 2017 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2018, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment was fully impaired to zero (See Note 2).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2018 and December 31, 2017, the Company had $289.0 million and $344.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2018 outstanding borrowings accrued interest at an average rate of 3.1% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2018, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(23,627)	$—	$(23,627)
Fair value hedges	—	1,332	—	1,332
Total net derivative asset (liability)	$—	$(22,295)	$—	$(22,295)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(26,256)	$—	$(26,256)
Fair value hedges	—	1,470	—	1,470
Total net derivative asset (liability)	$—	$(24,786)	$—	$(24,786)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(15,204)	$—
Derivative instruments, net	—	(22,295)	—
Contingent consideration	—	—	(2,746)
Total liabilities	$—	$(37,499)	$(2,746)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,219)	$—
Derivative instruments, net	—	(24,786)	—
Contingent consideration	—	—	(399)
Total liabilities	$—	$(38,005)	$(399)

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

Contingent Consideration — The Company recorded contingent consideration related to a revenue servicing agreement with Welltok in the fourth quarter of 2016, in which a maximum of $1.25 million would be paid over eight quarters based on the dollar value of revenue earned by the Company. The contingent payable was recognized at fair value of $1.25 million as of December 31, 2016. Payments totaling  $851 thousand were completed during 2017 and the final payment of $399 thousand was made during the first quarter of 2018.

The Company recorded contingent consideration related to the SCS acquisition. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 4.7%. The measurements were based on significant inputs not observable in the market. The Company will record interest expense each quarter using the effective interest method until the future value of these contingent payments reaches their expected total future value.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2017	Acquisitions	Payments	Adjustments	2018

Welltok	$399	$—	$(399)	$—	$—
SCS	—	2,731	—	15	2,746
Total	$399	$2,731	$(399)	$15	$2,746

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

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to GILTI. A reasonable estimate of the effects of these provisions has  been included in the first and second quarter financial statements.

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

As of June 30, 2018, the Company had $17.5 million of gross deferred tax assets (after a $9.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $6.0 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2018 was 9.4% and 18.4%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 9.2% and 16.3%, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2014 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax year 2015, Ireland for tax year 2016 and the state of Minnesota in the United States for tax years 2014 through 2016. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. The Company successfully closed their audit in the second quarter of 2017 in Hong Kong for the tax year 2014 with no material changes. The Company also recorded a benefit in the amount of $0.8 million in the financial statements during the fourth quarter of 2017 related to the favorable resolution of tax audits. Finally, during the second quarter of 2018, the Company recorded a benefit of $1.0 million related to the release of an uncertain tax position due to the closing of a statute of limitations.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended June 30, 2018 and 2017 was approximately $2.2 million and $2.9 million, respectively, which had a favorable impact on diluted net income per share of $0.05 and $0.06, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2018 and 2017 was approximately $4.0 million and $6.0 million, respectively, which had a favorable impact on diluted net income per share of $0.09  and $0.13, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2018 and 2017, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

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

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Reduction in force
Customer Management Services	$187	$1,797	$340	$1,761
Customer Growth Services	—	—	—	—
Customer Technology Services	—	14	—	93
Customer Strategy Services	—	—	51	—
Total	$187	$1,811	$391	$1,854

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Facility exit and other charges
Customer Management Services	$851	$—	$851	$42
Customer Growth Services	(4)	—	641	—
Customer Technology Services	—	—	—	84
Customer Strategy Services	—	—	—	—
Total	$847	$—	$1,492	$126

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2017	$694	$1,409	$2,103
Expense	545	1,492	2,037
Payments	(711)	(1,175)	(1,886)
Change due to foreign currency	(123)	—	(123)
Change in estimates	(154)	—	(154)
Balance as of June 30, 2018	$251	$1,726	$1,977

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

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2018, the Company recognized impairment losses related to leasehold improvement assets of zero and $1.1 million, respectively, in its CMS segment. During the three and six months ended June 30, 2017, the Company recognized no impairment losses related to leasehold improvement assets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On February 11, 2016, the Company entered into a First Amendment to its June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association. The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with an initial maximum aggregate commitment of $900 million, and an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2018 and December 31, 2017, the Company had borrowings of $289.0 million and $344.0 million, respectively, under its Credit Agreement, and its average daily utilization was $554.8 million and $455.4 million for the six months ended June 30, 2018 and 2017, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $395 million as of June 30, 2018. As of June 30, 2018, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2018, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2018, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.8 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2018	2017
Noncontrolling interest, January 1	$6,978	$6,981
Net income attributable to noncontrolling interest	2,120	2,022
Dividends distributed to noncontrolling interest	(1,125)	(1,800)
Foreign currency translation adjustments	(162)	232
Equity-based compensation expense	—	(291)
Noncontrolling interest, June 30	$7,811	$7,144

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	9,335	19,768	494	29,597
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,105)	(235)	(7,340)
Net current period other comprehensive income (loss)	9,335	12,663	259	22,257

Accumulated other comprehensive income (loss) at June 30, 2017	$(82,673)	$(19,730)	$(2,304)	$(104,707)

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(25,722)	5,945	415	(19,362)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,458)	(201)	(7,659)
Net current period other comprehensive income (loss)	(25,722)	(1,513)	214	(27,021)

Accumulated other comprehensive income (loss) at June 30, 2018	$(109,822)	$(17,259)	$(2,244)	$(129,325)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2018	2017	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(4,883)	$(5,091)	Revenue
Loss on interest rate swaps	—	(26)	Interest expense
Tax effect	1,318	2,148	Provision for income taxes
	$(3,565)	$(2,969)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(112)	$(130)	Cost of services
Tax effect	11	13	Provision for income taxes
	$(101)	$(117)	Net income (loss)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2018	2017	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(10,215)	$(11,897)	Revenue
Loss on interest rate swaps	—	(115)	Interest expense
Tax effect	2,757	4,907	Provision for income taxes
	$(7,458)	$(7,105)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(223)	$(261)	Cost of services
Tax effect	22	26	Provision for income taxes
	$(201)	$(235)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(13)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Shares used in basic earnings per share calculation	46,016	45,662	45,944	45,805
Effect of dilutive securities:
Stock options	9	11	9	6
Restricted stock units	374	460	469	395
Performance-based restricted stock units	2	17	2	18
Total effects of dilutive securities	385	488	480	419
Shares used in dilutive earnings per share calculation	46,401	46,150	46,424	46,224

For the three months ended June 30, 2018 and 2017, options to purchase 0.0 million and 0.0 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, options to purchase 0.0 million and 0.0 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended June 30, 2018 and 2017, restricted stock units (“RSUs”) of 0.1 million and 0.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, RSUs of 0.1 million and 0.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2018 and 2017, the Company recognized total equity-based compensation expense of $2.6 million and $6.2 million and $2.8 million and $4.8 million, respectively. Of this total compensation expense, $1.0 million and $2.4 million were recognized in Cost of services and $1.6 million and $3.8 million were recognized in Selling, general and administrative during the three and six months ended June 30, 2018, respectively.  During the three and six months ended June 30, 2017 , the Company recognized compensation expense of $1.0 million and $1.5 million in Cost of services and $1.8 million and $3.4 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2018 and 2017, the Company granted 466,102 and 696,093 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.6 million and $6.2 million for the three and six months ended June 30, 2018, respectively. The Company recognized compensation expense related to RSUs of $2.8 million and $5.1 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was approximately $27.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Stock Options

The Company recognized no compensation expense related to subsidiary performance options for the three and six months ended June 30, 2018, respectively. The Company recognized compensation expense related to subsidiary performance options of zero and $(0.3) million for the three and six months ended June 30, 2017, respectively. The option benefit for 2017 resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

(15)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2018 and 2017, the Company expensed $0.7 million and $0.4 million, respectively, to Avion and Airmax for services provided to the Company. There was $218 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2018.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the six months ended June 30, 2018 and 2017, the Company expensed $30 thousand and $40 thousand, respectively.

During 2015, the Company entered into a contract to purchase software from CaféX, is a company in which TTEC holds a 17.2% equity investment in. During the six months ended June 30, 2018 and 2017, the Company purchased $29 thousand and $33 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned by one of the Motif Founders. The lease expires in 2022 and has future payments totalling approximately $119 thousand.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”), relating to our future operations, expected financial condition and prospects, results of operation, continuation of client relationships, and other business matters that are based on our current expectations, assumptions, business strategy, and projections with respect to the future. These forward looking statements are not a guarantee of performance. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. When we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Litigation Reform Act.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, including but not limited to the factors outlined  in the “Risk Factors” section of our 2017 Annual Report on Form 10-K. We wish for you to be especially aware of the business, financial and operational risks arising from:

•	volatile and uncertain economic conditions,
•	generation of a large portion of our revenue from a limited number of clients,
•	consequences of potential client consolidation,
•	the potential for more clients to outsource their customer care, contrary to current trends
•	the competitiveness of our markets,
•	an information systems breach,
•	our geographic concentration,
•	terms of our contracts that we may not have the opportunity to negotiate,
•	our international footprint,
•	the impact of foreign currency exchange on our results of operations,
•	changes in law that impact our business,
•	our ability to comply with all laws governing our operations,
•	reliability of the information infrastructure that we use,
•	our ability to deliver uninterrupted service to our clients,
•	our need to forecast demand for services accurately and its impact on capacity utilization,
•	our ability to attract and retain qualified and skilled personnel, the impact of changing technologies,
•	restrictive covenants in our credit facility,
•	disruption of our supply chain,
•	unforeseen intellectual property infringement,
•	our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy,
•	our single controlling shareholder risk, and
•	the volatility of our stock price.

The forward-looking statements are based on information available as of the date that this Form 10-Q is filed with the United States Securities and Exchange Commission (“SEC”) and we undertake no obligation to update them, except as may be required by applicable law. They are based on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 47,800 employees delivering services in 24 countries from 89 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Engage - Customer Management Services (“CMS”) and Customer Growth Services (“CGS”); and two of which comprise TTEC Digital - Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”).

Our revenue for the six months ended June 30, 2018 was $349.9 million. Approximately $87.6 million, or 25.0% came from the CGS, CTS and CSS segments, which are focused on customer-centric strategy, growth and technology-based services. The remainder of our revenue came from the core customer care services of our CMS segment.

Since our establishment in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty by simplifying and personalizing interactions with their customers. We deliver thought leadership, through innovation in programs that differentiate our clients from their competition.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying and strengthening our core customer care services with consulting, data analytics and insights technologies, and technology-enabled, outcome-focused services.

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2018, we acquired Strategic Communications Services, a system integrator for multichannel contact center platforms based in the United Kingdom. In 2017, we acquired Motif, Inc., a digital trust and safety services company based in India and the Philippines, and Connextions, Inc., a U.S.-based health services company focused on improving the customer relationships for healthcare plan providers and pharmacy benefits managers.

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

Financial Highlights

In the second quarter of 2018, our revenue decreased 1.0% to $349.9 million over the same period in 2017. This decrease in revenue is primarily related to a  $6.8 million net revenue decrease for the CMS segment and a $0.7 million decrease related to foreign exchange fluctuations.

Our second quarter 2018 income from operations decreased 37.5% to $13.5 million or 3.9% of revenue, from  $21.6 million or 6.1% of revenue in the second quarter of 2017.  The change in operating income is comprised of a number of factors across the segments. The decline in income from operations relates exclusively to CMS, with all other segments experiencing improvement year over year when excluding the assets held for sale. CMS’s income from operations declined on increases in labor costs related to wage and healthcare benefits within our U.S. business. This increased cost is tied to macroeconomic factors including a lower unemployment rate and rising wages as well as an increase in business ramps associated with  a higher volume of new business signings leading to a spike in launch costs. Launch costs are incurred in transitioning new business from our clients to TTEC and historically are not specifically compensated for by our clients.

The CTS operating income expanded significantly with a 46% improvement over the same period last year primarily on the growth of its higher margin recurring cloud business as well as its system integration business which provides services pre and post the buildout of each client’s cloud platform. The CSS operating income declined slightly including the asset held for sale; excluding the asset held for sale, the CSS operating income improved 17%. The CGS operating income increased due to new business adds during the first six months of 2018.

Income from operations in the second quarter of 2018 and 2017 included $1.0 million and $3.6 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans seven countries with 24,200 workstations, representing 56% of our global delivery capability. Revenue for our CMS and CGS segments provided from these offshore locations was $107 million and represented 37% of our revenue for the second quarter of 2018, as compared to $109 million and 36% of our revenue for 2017.

We internally target capacity utilization in our customer engagement centers at 76% to 90% of our available workstations. As of June 30, 2018, the overall capacity utilization in our centers was 76%, consistent with the second quarter last year. The table below presents workstation data for all of our centers as of June 30, 2018 and 2017. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2018			June 30, 2017
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,947	30,875	75%	40,574	30,633	75%
Sites open <1 year	2,101	2,020	96%	452	449	99%
Total workstations	43,048	32,895	76%	41,026	31,082	76%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients. On the other hand, some of our clients may be subject to regulatory pressures to bring more services onshore to the United States. In light of these trends we plan to continue to selectively retain and grow capacity in and expand into new offshore markets, while maintaining appropriate capacity in the United States. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2018 and 2017 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$262,213	$269,056	$(6,843)	(2.5)%
Operating Income	3,773	14,075	(10,302)	(73.2)%
Operating Margin	1.4%	5.2%

The decrease in revenue for the Customer Management Services segment was attributable to a $17.4 million net increase in client programs including the Connextions and Motif acquisitions, offset by a $0.7 million decrease due to foreign currency fluctuations and program completions of $23.5 million.

The operating income as a percentage of revenue  decreased to 1.4% in the second quarter of 2018 as compared to 5.2% in the prior period. The operating margin decreased on a combination of positive and negative factors. From a positive perspective, operating margin improved due to the acquisitions,  a $2.0 million increase due to foreign currency fluctuations and a $1.6 million increase related to the adoption of ASC 606 related to revenue recognition. Operating margin was negatively impacted by the aforementioned program losses, a general trend in higher labor related costs in the U.S. and increased launch costs related to an increased volume of new business implementations. Additionally, increases in product development, marketing and sales contributed to the decline in operating income. Included in the operating income was amortization expense related to acquired intangibles of $2.0 million and $1.2 million for the quarters ended June 30, 2018 and 2017, respectively.

Customer Growth Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$35,140	$32,403	$2,737	8.4%
Operating Income	2,966	2,321	645	27.8%
Operating Margin	8.4%	7.2%

The increase in revenue for the Customer Growth Services segment was due to several client adds in early 2018 leading to a $4.8 million increase in client programs offset by a decrease for program completions of $2.1 million.

The operating income as a percentage of revenue increased to 8.4% in the second quarter of 2018 as compared to 7.2% in the prior period. This increase in margin is related to the client adds and new revenue as noted above.

Customer Technology Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$33,816	$34,798	$(982)	(2.8)%
Operating Income	5,566	3,819	1,747	45.7%
Operating Margin	16.5%	11.0%

The decrease in revenue for the Customer Technology Services segment was driven by a decrease in the Avaya offerings as the business unit was sold in the second quarter of 2017, offset by revenue increases in the CISCO offerings.

The operating income as a percentage of revenue increased to 16.5% in the second quarter of 2018 as compared to 11.0% in the prior period. This increase is primarily due to significant growth in the segment’s high margin cloud platform and the continued reorganization, consolidation and modernization of the information technology functions within the Company. Included in the operating income was amortization expense related to acquired intangibles of $0.3 million and $0.3 million for the quarters ended June 30, 2018 and 2017, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$18,684	$17,172	$1,512	8.8%
Operating Income	1,198	1,374	(176)	(12.8)%
Operating Margin	6.4%	8.0%

The increase in revenue for the Customer Strategy Services segment was related to increases in the Learning and Performance and Insights practices across multiple delivery regions as the business refocuses its efforts on transforming and digitizing its clients’ customer experience, training, and knowledge platforms.

The operating income as a percentage of revenue decreased to 6.4% in the second quarter of 2018 as compared to 8.0% in the prior period. The slight decrease is primarily related to the segment’s asset held for sale offset by the increased revenue. Included in the operating income was amortization expense of $0.3 million and $0.4 million for the quarters ended June 30, 2018 and 2017, respectively. Excluding this segment’s asset held for sale the operating margin was 13.5% vs. 11.3% in the prior year period.

Interest Income (Expense)

For the three months ended June 30, 2018 interest income increased to $1.5 million from $0.7 million in the same period in 2017. Interest expense increased to $7.8 million during 2018 from $2.9 million during 2017 due to larger utilization of the line of credit primarily due to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $3.1 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

Included in the three months ended June 30, 2018 and 2017, were $2.0 million and $3.2 million of estimated losses related to two business units which have been classified as assets held for sale.

Included in the three months ended June 30, 2018 was a $0.3 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended June 30, 2018 was 9.4%. This compares to an effective tax rate of 9.2% for the comparable period of 2017. The effective tax rate for the three months ended June 30, 2018 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.2 million of benefit from restructuring expenses, $0.5 million of benefit related to return to provision adjustments, $1.0 million of benefit related to the release of a tax contingency, and $0.2 million of other benefit, the Company’s effective tax rate for the second quarter of 2018 would have been 19.5%.

Results of Operations

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2018 and 2017 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$554,854	$521,135	$33,719	6.5%
Operating Income	21,988	34,671	(12,683)	(36.6)%
Operating Margin	4.0%	6.7%

The increase in revenue for the Customer Management Services segment was attributable to a $68.8 million net increase in organic and inorganic client programs including Connextions and Motif, a $14.9 million increase related to the adoption of ASC 606 for revenue recognition, and a $2.6 million increase due to foreign currency fluctuations offset by program completions of $52.6 million.

The operating income as a percentage of revenue decreased to 4.0% for the six months ended June 30, 2018 as compared to 6.7% in the prior period. The operating margin declined primarily due to an increase in U.S. related labor costs and increased launch costs associated with the higher new business volumes. Investments in strategy, rebranding, product development, marketing programs and incremental sales resources also negatively affected operating income as similar expenses were not in the same period during 2017. These were offset by the acquisitions, a $7.9 million increase related to the adoption of ASC 606 and a $3.8 million increase due to foreign currency fluctuations. Included in the operating income was amortization expense related to acquired intangibles of $4.2 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

Customer Growth Services

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$67,680	$66,061	$1,619	2.5%
Operating Income	4,346	4,731	(385)	(8.1)%
Operating Margin	6.4%	7.2%

The increase in revenue for the Customer Growth Services segment was due to several client adds in 2018 leading to a $6.7 million increase in client programs and a decrease for program completions of $5.1 million.

The operating income as a percentage of revenue decreased slightly to 6.4% for the six months ended June 30, 2018 as compared to 7.2% in the prior period. This was attributable to a $0.6 million cease use lease accrual for a center that was exited as of March 31, 2018 offset by the additional client adds as noted above.

Customer Technology Services

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$69,024	$70,491	$(1,467)	(2.1)%
Operating Income	10,410	6,876	3,534	51.4%
Operating Margin	15.1%	9.8%

The slight decrease in revenue for the Customer Technology Services segment was driven by an increase for the CISCO offerings offset by a decrease in the Avaya offerings as we wound down and then sold the business unit in the second quarter of 2017.

The operating income as a percentage of revenue increased to 15.1% for the six months ended June 30, 2018 as compared to 9.8% in the prior period. The increase is primarily due to significant growth in the segment’s higher margin recurring cloud and system integration businesses and consolidation and modernization of the information technology functions within the Company. Included in the operating income was amortization expense related to acquired intangibles of $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$33,544	$34,019	$(475)	(1.4)%
Operating Income (Loss)	1,700	1,801	(101)	5.6%
Operating Margin	5.1%	5.3%

The decrease in revenue for the Customer Strategy Services segment remained flat year over year.

The operating income as a percentage of revenue decreased slightly to 5.1% for the six months ended June 30, 2018 as compared to 5.3% in the prior period. The operating income decreased primarily due to the segment’s asset held for sale; excluding this asset held for sale, the operating margin was 10.7% vs 8.3% in the prior year. Included in the operating income was amortization expense of $0.6 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Interest Income (Expense)

For the six months ended June 30, 2018 interest income increased to $2.5 million from $1.1 million in the same period in 2017. Interest expense increased to $14.2 million during 2018 from $5.2 million during 2017 due to larger utilization of the line of credit primarily due to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $5.0 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense), Net

Included in the six months ended June 30, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan.

Included in the six months ended June 30, 2018 was a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018.

Included in the six months ended June 30, 2018 and 2017  were $2.0 million and $3.2 million of estimated losses related to two business units which have been classified as assets held for sale.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the six months ended June 30, 2018 was 18.4%. This compares to an effective tax rate of 16.3% for the comparable period of 2017. The effective tax rate for the six months ended June 30, 2018 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.6 million benefit related to return to provision, $0.5 million benefit related to restructuring expenses, $1.0 million of benefit related to the release of a tax contingency, $4.6 million of benefit related to impairments, and $0.2 million of other benefits, the Company’s effective tax rate for the six months ended June 30, 2018 would have been 23.4%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2018, we generated positive operating cash flows of $104.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2018 and 2017.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $71.3 million and $74.4 million as of June 30, 2018 and December 31, 2017, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2018 and  2017, net cash flows provided by operating activities was $104.7 million and $125.5 million, respectively. The decrease was primarily due to a $37.2 million increase in payments made for operating expenses, and $38.6 million increase to deferred revenue partially in connection with ASC 606 adoption, offset by an additional  $39.0 million in cash collected from accounts receivable and a $22.6 million increase in prepaid assets.

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, net cash flows used in investing activities was  $21.0 million and $110.3 million, respectively. The decrease was due to a $12.7 million decrease in capital expenditures and a $76.8 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the six months ended June 30, 2018 and 2017, net cash flows used in financing activities was  $74.5 million and provided by financing activities was  $6.3 million, respectively. The change in net cash flows from 2017 to 2018 was primarily due to an  $18.3 million decrease in purchases of our outstanding common stock, offset by a $94.7 million decrease in the Credit Facility and a $2.3 million increase in dividends to shareholders.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease in cash flow from working capital offset by lower capital expenditures. Free cash flow was $87.8 million and $95.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$37,319	$50,523	$104,706	$125,455
Less: Purchases of property, plant and equipment	9,375	17,554	16,883	29,589
Free cash flow	$27,944	$32,969	$87,823	$95,866

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2018 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$10,700	$306,833	$—	$—	$317,533
Equipment financing arrangements	5,242	7,983	1,791	—	15,016
Contingent consideration	734	2,209	—	—	2,943
Purchase obligations	11,897	8,190	766	—	20,853
Operating lease commitments	42,464	59,512	38,491	27,278	167,745
Transition tax related to US 2017 Tax Act	3,800	7,600	7,600	22,718	41,718
Other debt	2,682	35,568	91	—	38,341
Total	$77,519	$427,895	$48,739	$49,996	$604,149

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2018.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $4.4 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We currently expect total capital expenditures in 2018 to be approximately 3.8% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2018 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2018,  none of our clients represented 10% or more of our total revenue. Our five largest clients, collectively, accounted for 34.7% and 35.0% of our consolidated revenue for the three months ended June 30, 2018 and 2017, respectively. Our five largest clients accounted for 35.6% and 34.4% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. We have experienced long-term relationships with our top five clients, ranging from 12 to 22 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2018,  we had $289.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2018, interest accrued at a rate of approximately 3.1% and 2.9% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Costa Rica, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2018 and 2017, revenue associated with this foreign exchange risk was 24% and 28% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2018 and December 31, 2017 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2018	Amount	Amount		12 months	Through
Philippine Peso	8,138,750	162,746	(1)	61.2%	August 2021
Mexican Peso	1,279,000	72,392		50.2%	May 2021
		$235,138

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2018 and December 31, 2017.

The fair value of our cash flow hedges at June 30, 2018 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2018	Next 12 Months
Philippine Peso	$(12,118)	$(7,451)
Mexican Peso	(11,509)	(8,093)
	$(23,627)	$(15,544)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2017 reflects fewer outstanding cash flow hedges, partially offset by a strong U.S. dollar against the Mexican Peso and Philippine Peso.

We recorded net losses of approximately  $10.2 million and $11.9 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2018 and 2017, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2018 and 2017, approximately 25% and 26%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2018 or December 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2018:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
March 31, 2018				$26,580
April 1, 2018 - April 30, 2018	—	$—	—	$26,580
May 1, 2018 - May 31, 2018	—	$—	—	$26,580
June 1, 2018 - June 30, 2018	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2018, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of June 30, 2018 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2018 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 7, 2018	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer