Form 10-Q
period 2018-09-30
TTEC Holdings, Inc.
filed 2018-11-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☑

As of October 31, 2018, there were 46,193,077 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$93,879	$74,437
Accounts receivable, net	301,770	385,751
Prepaids and other current assets	86,054	63,668
Income tax receivable	13,447	11,099
Assets held for sale	7,822	7,835
Total current assets	502,972	542,790

Long-term assets
Property, plant and equipment, net	161,244	163,297
Goodwill	201,826	206,694
Deferred tax assets, net	22,335	12,012
Other intangible assets, net	82,902	92,086
Other long-term assets	67,327	61,857
Total long-term assets	535,634	535,946
Total assets	$1,038,606	$1,078,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,567	$46,029
Accrued employee compensation and benefits	88,636	83,997
Other accrued expenses	30,324	18,993
Income tax payable	13,501	7,497
Deferred revenue	33,555	21,628
Other current liabilities	21,841	22,312
Liabilities held for sale	3,546	1,322
Total current liabilities	242,970	201,778

Long-term liabilities
Line of credit	272,500	344,000
Deferred tax liabilities, net	10,698	11,285
Non-current income tax payable	38,302	47,871
Deferred rent	14,942	15,714
Other long-term liabilities	130,336	95,243
Total long-term liabilities	466,778	514,113
Total liabilities	709,748	715,891

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,192,458 and 45,861,959 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	462	459
Additional paid-in capital	351,141	351,725
Treasury stock at cost: 35,859,795 and 36,190,294 shares as of September 30, 2018 and December 31, 2017, respectively	(610,214)	(615,677)
Accumulated other comprehensive income (loss)	(125,973)	(102,304)
Retained earnings	705,218	721,664
Noncontrolling interest	8,224	6,978
Total stockholders’ equity	328,858	362,845
Total liabilities and stockholders’ equity	$1,038,606	$1,078,736

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$364,936	$359,036	$1,090,038	$1,050,742

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	286,925	275,548	844,555	797,450
Selling, general and administrative	43,321	45,167	134,611	132,372
Depreciation and amortization	17,317	16,515	52,052	47,273
Restructuring and integration charges, net	2,716	6,006	4,599	9,768
Impairment losses	—	—	1,120	—
Total operating expenses	350,279	343,236	1,036,937	986,863

Income from operations	14,657	15,800	53,101	63,879

Other income (expense)
Interest income	1,401	899	3,940	2,020
Interest expense	(8,410)	(3,469)	(22,634)	(8,699)
Other income (expense), net	989	4,416	(8,786)	6,573
Loss on assets held for sale	—	—	(2,000)	(3,178)
Total other income (expense)	(6,020)	1,846	(29,480)	(3,284)

Income before income taxes	8,637	17,646	23,621	60,595

Provision for income taxes	(1,893)	(2,071)	(4,648)	(9,059)

Net income	6,744	15,575	18,973	51,536

Net income attributable to noncontrolling interest	(1,369)	(806)	(3,489)	(2,828)

Net income attributable to TTEC stockholders	$5,375	$14,769	$15,484	$48,708

Other comprehensive income (loss)
Net income	$6,744	$15,575	$18,973	$51,536
Foreign currency translation adjustments	(2,255)	(1,153)	(28,139)	8,414
Derivative valuation, gross	7,463	3,221	6,679	24,713
Derivative valuation, tax effect	(2,015)	(1,288)	(2,744)	(10,117)
Other, net of tax	103	127	317	386
Total other comprehensive income (loss)	3,296	907	(23,887)	23,396
Total comprehensive income (loss)	10,040	16,482	(4,914)	74,932

Less: Comprehensive income attributable to noncontrolling interest	(1,313)	(899)	(3,271)	(3,153)

Comprehensive income (loss) attributable to TTEC stockholders	$8,727	$15,583	$(8,185)	$71,779

Weighted average shares outstanding
Basic	46,172	45,838	46,021	45,816
Diluted	46,316	46,367	46,390	46,348

Net income per share attributable to TTEC stockholders
Basic	$0.12	$0.32	$0.34	$1.06
Diluted	$0.12	$0.32	$0.33	$1.05

Dividends declared per share outstanding	$0.28	$0.25	$0.55	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	15,484	3,489	18,973
Dividends to shareholders ($0.55 per common share)	—	—	—	—	—	—	—	(25,346)	—	(25,346)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,025)	(2,025)
Foreign currency translation adjustments	—	—	—	—	—	—	(27,921)	—	(218)	(28,139)
Derivatives valuation, net of tax	—	—	—	—	—	—	3,935	—	—	3,935
Vesting of restricted stock units	—	—	315	3	5,215	(9,836)	—	—	—	(4,618)
Exercise of stock options	—	—	15	—	248	(40)	—	—	—	208
Equity-based compensation expense	—	—	—	—	—	9,292	—	—	—	9,292
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	317	—	—	317
Balance as of September 30, 2018	—	$—	46,192	$462	$(610,214)	$351,141	$(125,973)	$705,218	$8,224	$328,858

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$18,973	$51,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,052	47,273
Amortization of contract acquisition costs	1,183	1,273
Amortization of debt issuance costs	744	521
Imputed interest expense and fair value adjustments to contingent consideration	8,204	39
Provision for doubtful accounts	483	380
(Gain) loss on disposal of assets	25	85
Gain on sale of business and dissolution of entity	—	(3,323)
Impairment losses	1,120	—
Impairment on equity investment	15,632	—
Gain (adjustment) on bargain purchase of a business	(685)	—
Non-cash loss on held for sale assets	2,000	3,178
Deferred income taxes	(5,276)	8,155
Excess tax benefit from equity-based awards	(708)	(1,970)
Equity-based compensation expense	9,292	8,358
(Gain) loss on foreign currency derivatives	659	829
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	77,186	13,460
Prepaids and other assets	(39,752)	(26,814)
Accounts payable and accrued expenses	14,777	32,597
Deferred revenue and other liabilities	10,200	14,066
Net cash provided by operating activities	166,109	149,643

Cash flows from investing activities
Proceeds from sale of long-lived assets	21	31
Purchases of property, plant and equipment, net of acquisitions	(31,841)	(43,932)
Proceeds from sale of business	—	391
Investments in non-marketable equity investments	(2,119)	(1,384)
Acquisitions, net of cash acquired of $4.5 million and zero, respectively	(2,027)	(81,360)
Net cash used in investing activities	(35,966)	(126,254)

Cash flows from financing activities
Proceeds from line of credit	1,573,500	1,571,837
Payments on line of credit	(1,645,000)	(1,534,137)
Payments on other debt	(4,613)	(4,501)
Payments of contingent consideration and hold back payments to acquisitions	(785)	(674)
Dividends paid to shareholders	(12,414)	(10,069)
Payments to noncontrolling interest	(2,025)	(2,745)
Proceeds from exercise of stock options	208	2,150
Tax payments related to issuance of restricted stock units	(4,618)	(4,937)
Payments of debt issuance costs	(35)	(38)
Purchase of treasury stock	—	(18,328)
Net cash used in financing activities	(95,782)	(1,442)

Effect of exchange rate changes on cash and cash equivalents	(14,919)	1,631

Increase in cash and cash equivalents	19,442	23,578
Cash and cash equivalents, beginning of period	74,437	55,264
Cash and cash equivalents, end of period	$93,879	$78,842

Supplemental disclosures
Cash paid for interest	$13,677	$8,138
Cash paid for income taxes	$30,088	$11,357
Non-cash, investing and financing activities
Acquisition of long-lived assets through capital leases	$11,482	$931
Acquisition of equipment through increase in accounts payable, net	$1,056	$405
Dividend declared but not paid	$12,932	$11,462

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a global customer experience company that designs, builds and operates omnichannel customer experiences on behalf of some of the world's most innovative brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 49,700 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, India, Ireland, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$364,936	$375,053	$(10,117)
Cost of services	286,925	292,980	(6,055)
Provision for income taxes	1,893	3,030	(1,137)
Net income	$6,744	$9,668	$(2,924)

	Nine Months Ended September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$1,090,038	$1,085,251	$4,787
Cost of services	844,555	843,623	932
Provision for income taxes	4,648	3,569	1,079
Net income	$18,973	$16,198	$2,775

	As of September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Prepaids and other current assets	$86,054	$76,190	$9,864
Deferred tax assets	22,335	19,432	2,903

Liabilities
Deferred revenue	$33,555	$13,555	$20,000

Equity
Retained earnings	$705,218	$716,433	$(11,215)

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

The Business Process Outsourcing (“BPO”) inbound and outbound service fees are based on either a per minute, per hour, per FTE, per transaction or per call basis, which represents the majority of our contracts. These contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For example, services for the training of the Company’s agents (which are separately billable to the customer) are a separate promise in the BPO contracts, but they are not distinct from the primary service obligations to transfer services to the customers. The performance of the customer service by the agents is highly dependent on the initial, growth, and seasonal training services provided to the agents during the life of a program. The training itself is not considered to have value to the customer on a standalone basis, and therefore, training on a standalone basis cannot be considered a separate unit of accounting. The Company therefore defers revenue from certain training services that are rendered mainly upon commencement of a new client contract or program, including seasonal programs. Revenue is also deferred when there is significant growth in an existing program. Accordingly, recognition of initial, growth, and seasonal training revenues and associated costs (consisting primarily of labor and related expenses) are deferred and amortized over the period of economic benefit. With the exception of training which is typically billed upfront and deferred, the remainder of revenue is invoiced on a monthly or quarterly basis as services are performed and does not create a contract asset or liability.

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, other direct and indirect costs incurred in recently completed contracts, market conditions, and client specific other cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Where there are product sales, the attribution of revenue is made when FOB-destination delivery occurs (control transfers), which is the standard shipment terms, and therefore at a point in time. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue as a component of Other long-term liabilities in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Other Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees, to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has assigned a project manager, is working with an external consultant to assist the Company through the assessment phase,  has selected a software solution and other tracking methods and is assessing the impact on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows companies the option to reclassify stranded tax effects from Accumulated other comprehensive income (loss) (“AOCI”) to retained earnings resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. If adopted, the ASU is effective for years beginning after December 15, 2018, and early adoption is permitted. The Company early adopted the new standard effective January 1, 2018 and the adoption did not have a material impact on its financial position.

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

Total cash paid at acquisition was £4.4 million ($6.1 million USD) (inclusive of $4.5 million related to cash balances). The purchase price was subject to customary representations and warranties, indemnities, and a net working capital adjustment. The agreement includes potential earn-out payments over the next three years with a maximum value of £3.0 million ($4.1 million USD) contingent on EBITDA performance over the next three years. The Company finalized the working capital adjustment for an additional $210 thousand during the third quarter of 2018 which was paid in October 2018.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. As of September 30, 2018, the fair value of the contingent consideration was $2.8 million, of which $0.7 million and $2.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$4,530
Accounts receivable, net	985
Prepaid expenses	39
Customer relationships	3,619
Goodwill	1,462
$10,635

Accounts payable	$216
Accrued employee compensation and benefits	27
Accrued expenses	252
Deferred tax liabilities	629
$1,124

Total purchase price	$9,511

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

The acquisition will be implemented through two separate transactions.  In November 2017, the Company completed the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.8 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“Founders’ Shares”) no later than May 2020 (“30% buyout period”). The Company agreed to pay for the Founders’ Shares at a purchase price to be determined on Motif’s fiscal year 2020’s adjusted normalized EBITDA, $5.0 million in cash, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, based on the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event, $5.0 million in cash, and 30% of the excess cash in the business at that point. In connection with this mandatory buyout, the Company has recorded a $35.8 million liability as of September 30, 2018 which is included in Other long-term liabilities in the Consolidated Balance Sheet. As a part of the transition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, and not to compete with the Company with respect to the acquired business.

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

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of the tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

The Motif customer relationships are being amortized over a useful life of 11 years. The goodwill recognized from the Motif acquisition is attributable, but not limited to, the acquired workforce and expected synergies with CMS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles, and operating results of Motif are reported within the CMS segment from the date of acquisition.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2017 and 2018 noted above contributed revenues of $41.3 million and $130.0 million, and net income of $1.4 million and $10.6 million, inclusive of $1.6 million and $4.9 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2018, respectively.

The unaudited proforma financial results for the three and nine months ended September 30, 2017 and 2018 combines the consolidated results of the Company, SCS, BH, Motif, and Connextions assuming the BH and SCS acquisitions had been completed on January 1, 2017 and the Motif and Connextions acquisitions on January 1, 2016. The reported revenue and net income of $359.0 million and $14.8 million would have been $371.7 million and $17.3 million for the three months ended September 30, 2017, respectively, on an unaudited proforma basis. The reported revenue and net income of $1,050.7 million and $48.7 million would have been $1,126.2 million and $53.9 million for the nine months ended September 30, 2017, respectively, on an unaudited proforma basis.

For 2018, the reported revenue and net income of $364.9 million and $5.4 million would have been $364.9 million and $5.4 million for the three months ended September 30, 2018, respectively, on an unaudited proforma basis. The reported revenue and net income of $1,090.0 million and $15.5 million would have been $1,094.1 million and $16.0 million for the nine months ended September 30, 2018, respectively, on an unaudited proforma basis.

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

For the business in CSS, based on further discussions and the offer at that time, management determined that the estimated selling price assumed should be revised and an additional $2.0 million loss was recorded during the three months ended June 30, 2018 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents information related to the major components of assets and liabilities that were classified as held for sale in the Consolidated Balance Sheet as of September 30, 2018.

As of
September 30, 2018
Cash	$—
Accounts receivable, net	8,242
Allowance for doubtful accounts	(358)
Other assets	922
Property, plant and equipment	58
Customer relationships	625
Goodwill	3,033
Allowance for reduction of assets held for sale	(4,700)
Total assets	$7,822

Accounts payable	$2,580
Accrued employee compensation and benefits	964
Accrued expenses	—
Other	2
Total liabilities	$3,546

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CaféX Communications, Inc. (“CaféX”) through the purchase of a portion of its outstanding Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX; of which  $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At September 30, 2018, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group (“TSG”) to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss). In the aggregate, TTEC received $588 thousand and $1.65 million, respectively, for the three and nine months ended September 30, 2018, related to royalty payments which were included in Other Income (expense) in the Consolidated Statements of Comprehensive Income (Loss) in the respective periods.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$262,360	$—	$262,360	$14,344	$3,639
Customer Growth Services	35,897	—	35,897	657	2,549
Customer Technology Services	50,137	(170)	49,967	1,842	6,778
Customer Strategy Services	16,712	—	16,712	474	1,691
Total	$365,106	$(170)	$364,936	$17,317	$14,657

Three Months Ended September 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$277,373	$—	$277,373	$13,455	$9,133
Customer Growth Services	30,829	—	30,829	717	1,564
Customer Technology Services	34,658	(95)	34,563	1,772	4,158
Customer Strategy Services	16,271	—	16,271	571	945
Total	$359,131	$(95)	$359,036	$16,515	$15,800

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$817,214	$—	$817,214	$43,594	$25,627
Customer Growth Services	103,577	—	103,577	1,908	6,895
Customer Technology Services	119,280	(289)	118,991	5,052	17,188
Customer Strategy Services	50,256	—	50,256	1,498	3,391
Total	$1,090,327	$(289)	$1,090,038	$52,052	$53,101

Nine Months Ended September 30, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$798,527	$(19)	$798,508	$37,843	$43,804
Customer Growth Services	96,890	—	96,890	2,249	6,295
Customer Technology Services	105,337	(283)	105,054	5,377	11,034
Customer Strategy Services	50,290	—	50,290	1,804	2,746
Total	$1,051,044	$(302)	$1,050,742	$47,273	$63,879

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital Expenditures
Customer Management Services	$12,853	$12,732	$28,394	$36,701
Customer Growth Services	—	346	—	708
Customer Technology Services	1,730	1,180	2,786	6,025
Customer Strategy Services	375	85	661	498
Total	$14,958	$14,343	$31,841	$43,932

	September 30, 2018	December 31, 2017
Total Assets
Customer Management Services	$791,362	$869,594
Customer Growth Services	43,387	41,036
Customer Technology Services	141,397	100,351
Customer Strategy Services	62,460	67,755
Total	$1,038,606	$1,078,736

	September 30, 2018	December 31, 2017
Goodwill
Customer Management Services	$113,786	$119,497
Customer Growth Services	24,439	24,439
Customer Technology Services	42,223	40,839
Customer Strategy Services	21,378	21,919
Total	$201,826	$206,694

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
United States	$206,433	$197,664	$605,024	$570,305
Philippines	85,272	86,938	259,919	258,360
Latin America	26,351	31,361	84,073	96,301
Europe / Middle East / Africa	16,112	14,892	50,552	45,555
Canada	15,400	18,937	47,525	56,035
Asia Pacific / India	15,368	9,244	42,945	24,186
Total	$364,936	$359,036	$1,090,038	$1,050,742

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the nine months ended September 30, 2018.  The Company does have clients with revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2018.

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it has filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of the date of filing, TTEC had approximately $3 million in pre-petition accounts receivables exposure related to Sears. TTEC continues to provide services to Sears and has received assurances that the cost of its services will be covered by funds that Sears has available to satisfy its obligations to its current service providers through debtor in possession financing.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2017	Adjustments	Impairments	Currency	2018

Customer Management Services	$119,497	$(125)	$—	$(5,586)	$113,786
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	40,839	1,462	—	(78)	42,223
Customer Strategy Services	21,919	—	—	(541)	21,378
Total	$206,694	$1,337	$—	$(6,205)	$201,826

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2018, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Aggregate unrealized net gain/(loss) at beginning of period	$(17,259)	$(19,730)	$(15,746)	$(32,393)
Add: Net gain/(loss) from change in fair value of cash flow hedges	8,429	5,420	14,374	25,290
Less: Net (gain)/loss reclassified to earnings from effective hedges	(2,981)	(3,487)	(10,439)	(10,694)
Aggregate unrealized net gain/(loss) at end of period	$(11,811)	$(17,797)	$(11,811)	$(17,797)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2018 and December 31, 2017 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2018	Amount	Amount		12 months	Through
Philippine Peso	6,344,375	126,360	(1)	59.9%	August 2021
Mexican Peso	1,114,000	61,911		55.7%	May 2021
		$188,271

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2018 and December 31, 2017.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2018 and December 31, 2017 the total notional amounts of the Company’s forward contracts used as fair value hedges were $104.5 million and $176.2 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivatives in the Consolidated Balance Sheet:
Prepaids and other current assets	$644	$839
Other long-term assets	491	—
Other current liabilities	(12,005)	(19)
Other long-term liabilities	(5,293)	—
Total fair value of derivatives, net	$(16,163)	$820

	December 31, 2017
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivatives in the Consolidated Balance Sheet:
Prepaids and other current assets	$220	$1,603
Other long-term assets	393	—
Other current liabilities	(15,603)	(133)
Other long-term liabilities	(11,266)	—
Total fair value of derivatives, net	$(26,256)	$1,470

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(2,981)	$—	$(3,487)	$—

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(4,085)	$—	$(5,812)	$—
Interest expense	—	—	—	—

	Three Months Ended September 30,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(956)	$—	$(1,186)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Nine Months Ended September 30,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(10,439)	$—	$(10,625)	$(69)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(14,300)	$—	$(17,709)	$—
Interest expense	—	—	—	(115)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$—	$—
Other income (expense), net	$—	$(6,651)	$—	$(1,545)

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

The following presents information as of September 30, 2018 and December 31, 2017 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2018, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment was fully impaired to zero (See Note 2).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2018 and December 31, 2017,  the Company had $272.5 million and $344.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2018 outstanding borrowings accrued interest at an average rate of 3.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2018, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(16,163)	$—	$(16,163)
Fair value hedges	—	820	—	820
Total net derivative asset (liability)	$—	$(15,343)	$—	$(15,343)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(26,256)	$—	$(26,256)
Fair value hedges	—	1,470	—	1,470
Total net derivative asset (liability)	$—	$(24,786)	$—	$(24,786)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(16,470)	$—
Derivative instruments, net	—	(15,343)	—
Contingent consideration	—	—	(2,751)
Total liabilities	$—	$(31,813)	$(2,751)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,219)	$—
Derivative instruments, net	—	(24,786)	—
Contingent consideration	—	—	(399)
Total liabilities	$—	$(38,005)	$(399)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2017	Acquisitions	Payments	Adjustments	2018

Welltok	$399	$—	$(399)	$—	$—
SCS	—	2,731	—	20	2,751
Total	$399	$2,731	$(399)	$20	$2,751

(8)INCOME TAXES

In December 2017, the United States enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018.

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to GILTI. A reasonable estimate of the effects of these provisions has  been included in the first, second and third quarter financial statements.

The ultimate impact of the 2017 Tax Act may materially differ from the provisional amounts recorded, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions taken as a result of the Tax Act. In addition, foreign and state governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect the Company’s financial position and results of operations. The Company expects to complete our analysis of the impacts of the 2017 Tax Act within the measurement period in accordance with SAB 118.

Under the principles of SAB 118, the Company has continued to reassess their liability under the 2017 Tax Act in relation to the one-time mandatory repatriation tax on accumulated foreign earnings on domestic corporations effective for the 2017 tax year. As a result of that reassessment, an amount of $0.9 million, previously reserved as a tax contingency, was reclassified to the long term income taxes payable as a result of the guidance provided under Notice 2018-26.

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

As of September 30, 2018, the Company had $22.3 million of gross deferred tax assets (after a $10.1 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $11.6 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2018 was 21.9% and 19.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 11.7% and 15.0%, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2015 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax year 2015, Canada GST for tax years 2014 through 2018, and the state of Minnesota in the United States for tax years 2014 through 2016. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. During the third quarter of 2018, the Company closed an audit in Ireland for the year 2016 with no material changes. The Company successfully closed their audit in the second quarter of 2017 in Hong Kong for the tax year 2014 with no material changes. The Company recorded a benefit in the amount of $0.8 million in the financial statements during the fourth quarter of 2017 related to the favorable resolution of tax audits. Finally, during the second and third quarters of 2018, the Company recorded benefits of $1.0 million and $1.1 million, respectively, related to the release of uncertain tax positions due to the closing of statutes of limitations.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the three months ended September 30, 2018 and 2017 was approximately $1.9 million and $2.8 million, respectively, which had a favorable impact on diluted net income per share of $0.04 and $0.06, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2018 and 2017 was approximately $5.7 million and $8.9 million, respectively, which had a favorable impact on diluted net income per share of $0.12 and $0.19, respectively.

Subsequent to the financial reporting date, but prior to the date of the filing of the financial statements for the third quarter, the Company paid a dividend from its foreign operations to its U.S. parent in the amount of $280 million. The payment is consistent with the Company’s assertion regarding earnings permanently invested offshore and is expected to have a state tax expense impact in the range of $1 million to $3 million which will be recorded during the quarter ended December 31, 2018.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2018 and 2017, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

During 2017, several restructuring activities were completed related to the purchase of Connextions (see Note 2) including the closure of two delivery centers that came with the acquisition. During 2017, a net $0.4 million severance accrual was recorded in relation to these closures. In conjunction with closing these two delivery centers, a $0.6 million termination fee and a $1.4 million net lease liability and applicable expenses were recorded as of December 31, 2017. These net charges were included in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2017. During the third quarter 2018, the Company opted to execute an early termination clause for a center in the U.S. and has expensed $1.6 million which is included in the Restructuring and integration costs, net on the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Reduction in force
Customer Management Services	$97	$(213)	$437	$1,548
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	—	93
Customer Strategy Services	82	13	133	13
Total	$179	$(200)	$570	$1,654

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Facility exit and other charges
Customer Management Services	$2,462	$600	$3,313	$642
Customer Growth Services	75	—	716	—
Customer Technology Services	—	—	—	84
Customer Strategy Services	—	21	—	21
Total	$2,537	$621	$4,029	$747

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2017	$694	$1,409	$2,103
Expense	754	4,029	4,783
Payments	(919)	(2,164)	(3,083)
Change due to foreign currency	(181)	—	(181)
Change in estimates	(184)	—	(184)
Balance as of September 30, 2018	$164	$3,274	$3,438

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2018, the Company recognized impairment losses related to leasehold improvement assets of zero and $1.1 million, respectively, in its CMS segment. During the three and nine months ended September 30, 2017, the Company recognized no impairment losses related to leasehold improvement assets.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2018 and December 31, 2017, the Company had borrowings of $272.5 million and $344.0 million, respectively, under its Credit Agreement, and its average daily utilization was $563.5 million and $474.3 million for the nine months ended September 30, 2018 and 2017, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $405 million as of September 30, 2018. As of September 30, 2018, the Company was in compliance with all covenants and conditions under its Credit Agreement.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Letters of Credit

As of September 30, 2018, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2018, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

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

(11)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2018	2017
Noncontrolling interest, January 1	$6,978	$6,981
Net income attributable to noncontrolling interest	3,489	2,828
Dividends distributed to noncontrolling interest	(2,025)	(2,745)
Foreign currency translation adjustments	(218)	325
Equity-based compensation expense	—	(291)
Noncontrolling interest, September 30	$8,224	$7,098

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	8,089	25,290	738	34,117
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,694)	(352)	(11,046)
Net current period other comprehensive income (loss)	8,089	14,596	386	23,071

Accumulated other comprehensive income (loss) at September 30, 2017	$(83,919)	$(17,797)	$(2,177)	$(103,893)

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(27,921)	14,374	620	(12,927)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,439)	(303)	(10,742)
Net current period other comprehensive income (loss)	(27,921)	3,935	317	(23,669)

Accumulated other comprehensive income (loss) at September 30, 2018	$(112,021)	$(11,811)	$(2,141)	$(125,973)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2018	2017	(Loss) Classification

Derivative valuation
Loss on foreign currency forwards	$(4,085)	$(5,812)	Revenue
Loss on interest rate swaps	—	—	Interest expense
Tax effect	1,104	2,325	Provision for income taxes
	$(2,981)	$(3,487)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(112)	$(130)	Cost of services
Tax effect	11	13	Provision for income taxes
	$(101)	$(117)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2018	2017	(Loss) Classification

Derivative valuation
Loss on foreign currency forwards	$(14,300)	$(17,709)	Revenue
Loss on interest rate swaps	—	(115)	Interest expense
Tax effect	3,861	7,130	Provision for income taxes
	$(10,439)	$(10,694)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(335)	$(391)	Cost of services
Tax effect	32	39	Provision for income taxes
	$(303)	$(352)	Net income (loss)

(13)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Shares used in basic earnings per share calculation	46,172	45,838	46,021	45,816
Effect of dilutive securities:
Stock options	6	10	8	9
Restricted stock units	138	517	360	513
Performance-based restricted stock units	—	2	1	10
Total effects of dilutive securities	144	529	369	532
Shares used in dilutive earnings per share calculation	46,316	46,367	46,390	46,348

For the three months ended September 30, 2018 and 2017, no options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, no options and 30 thousand options to purchase shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended September 30, 2018 and 2017, restricted stock units (“RSUs”) of 475 thousand and two thousand, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, RSUs of 168 thousand and 16 thousand, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2018 and 2017, the Company recognized total equity-based compensation expense of $3.1 million and $9.3 million and $3.5 million and $8.4 million, respectively. Of this total compensation expense, $1.1 million and $3.5 million were recognized in Cost of services and $2.0 million and $5.8 million were recognized in Selling, general and administrative during the three and nine months ended September 30, 2018, respectively.  During the three and nine months ended September 30, 2017, the Company recognized compensation expense of $1.4 million and $2.9 million in Cost of services and $2.1 million and $5.5 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2018 and 2017, the Company granted 480,582 and 724,951 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.1 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. The Company recognized compensation expense related to RSUs of $3.5 million and $8.7 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was approximately $26.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Stock Options

The Company recognized no compensation expense related to subsidiary performance options for the three and nine months ended September 30, 2018, respectively. The Company recognized compensation expense related to subsidiary performance options of zero and $(0.3) million for the three and nine months ended September 30, 2017, respectively. The option benefit for 2017 resulted from the Company concluding that the performance targets of the subsidiary will not be achieved.

(15)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2018 and 2017, the Company expensed $0.9 million and $0.6 million, respectively, to Avion and Airmax for services provided to the Company. There was $142 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2018.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the nine months ended September 30, 2018 and 2017, the Company expensed $45  thousand and $55 thousand, respectively.

During 2015, the Company entered into a contract to purchase software from CaféX, is a company in which TTEC holds a 17.2% equity investment in. During the nine months ended September 30, 2018 and 2017, the Company purchased $44 thousand and $60 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned by one of the Motif Founders. The lease expires in 2022 and has future payments totaling approximately $105 thousand.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in Welltok TTEC Communications joint venture. During the nine months ended September 30, 2018 and 2017, the Company recorded revenue of $3.4 million and $3.3 million, respectively, in connection with work performed through the joint venture.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, including but not limited to the factors outlined  in the “Risk Factors” section of our 2017 Annual Report on Form 10-K. We wish for you to be especially aware of the business, financial and operational risks arising from:

•	volatile and uncertain economic conditions,
•	generation of a large portion of our revenue from a limited number of clients,
•	consequences of potential client consolidation,
•	the potential for more clients to outsource their customer care, contrary to current trends ,
•	the competitiveness of our markets,
•	an information systems breach,
•	our geographic concentration,
•	terms of our contracts that we may not have the opportunity to negotiate,
•	our international footprint,
•	the impact of foreign currency exchange on our results of operations,
•	changes in law that impact our business,
•	our ability to comply with all laws governing our operations,
•	reliability of the information infrastructure that we use,
•	our ability to deliver uninterrupted service to our clients,
•	our need to forecast demand for services accurately and its impact on capacity utilization,
•	our ability to attract and retain qualified and skilled personnel, the impact of changing technologies,
•	restrictive covenants in our credit facility,
•	disruption of our supply chain,
•	unforeseen intellectual property infringement,
•	our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy,
•	our single controlling shareholder risk, and
•	the volatility of our stock price.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 49,700 employees delivering services in 24 countries from 89 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Engage - Customer Management Services (“CMS”) and Customer Growth Services (“CGS”); and two of which comprise TTEC Digital - Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”).

Our revenue for the three months ended September 30, 2018 was $364.9 million. Approximately $298.3 million, or 82%, came from our TTEC Engage center of excellence and $66.7 million, or 18%, came from our TTEC Digital center of excellence.

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

Financial Highlights

In the third quarter of 2018, our revenue increased 1.6% to $364.9  million over the same period in 2017. This increase in revenue is primarily related to a  $15.4 million revenue increase for CTS and a $5.1 million revenue increase for CGS offset by a $15.0 million net revenue decrease for CMS including a $10.1 million decrease related to the adoption of ASC 606 for revenue and a  $5.4 million decrease related to foreign exchange fluctuations.

Our third quarter 2018 income from operations decreased 7.2% to $14.7 million or 4.0% of revenue, from $15.8 million or 4.4% of revenue in the third quarter of 2017.  The change in operating income is comprised of a number of factors across the segments. The decline in income from operations relates exclusively to CMS, with all other segments experiencing improvement year over year. CMS’s income from operations declined on increases in labor costs related to wage and healthcare benefits within our U.S. business. This increased cost is tied to macroeconomic factors including a lower unemployment rate and rising wages as well as an increase in business ramps associated with  a higher volume of new business signings during the second and third quarters leading to a spike in launch costs. Launch costs are incurred in transitioning new business from our clients to TTEC and historically are not specifically compensated for by our clients.

The CTS operating income expanded significantly with a 63% improvement over the same period last year primarily on the growth of its higher margin recurring cloud business as well as its system integration business which provides services pre and post the buildout of each client’s cloud platform and a large third quarter product sale. The CSS operating income improved 79% due to reduced losses for the asset held for sale.  The CGS operating income increased due to new business adds during the first nine months of 2018.

Income from operations in the third quarter of 2018 and 2017 included $2.7 million and $6.0 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans six countries with 24,200 workstations, representing 57% of our global delivery capability. Revenue for our CMS and CGS segments provided from these offshore locations was $106 million and represented 36% of our revenue for the third quarter of 2018, as compared to $111 million and 36% of our revenue for 2017.

As of September 30, 2018, the overall capacity utilization in our centers was 77%, consistent with the third quarter last year. The table below presents workstation data for all of our centers as of September 30, 2018 and 2017. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2018			September 30, 2017
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	42,560	32,838	77%	39,856	30,916	78%
Sites open <1 year	51	51	100%	969	949	98%
Total workstations	42,611	32,889	77%	40,825	31,865	78%

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2018 and 2017 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$262,360	$277,373	$(15,013)	(5.4)%
Operating Income	3,639	9,133	(5,494)	(60.2)%
Operating Margin	1.4%	3.3%

The decrease in revenue for the Customer Management Services segment was attributable to a $24.4 million net increase in client programs including the Motif acquisition, offset by a  $10.1 million reduction due to the adoption of ASC 606 related to revenue, a  $5.4 million decrease due to foreign currency fluctuations and program completions of $23.9 million.

The operating income as a percentage of revenue decreased to 1.4% in the third quarter of 2018 as compared to 3.3% in the prior period. The operating margin decreased on a combination of positive and negative factors. From a positive perspective, operating margin improved due to the acquisitions and  a $1.0 million positive benefit due to foreign currency fluctuations. Operating margin was negatively impacted by the aforementioned program completions,  overall higher labor related costs in the U.S. including healthcare, increased launch costs related to high level of seasonal client ramps and new program launches, a net decrease of $4.1 million related to the adoption of ASC 606 related to revenue and related expense recognition and a $0.8 million increase in amortization related to the acquisitions. Included in the operating income was amortization expense related to acquired intangibles of $2.0 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively.

Customer Growth Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$35,897	$30,829	$5,068	16.4%
Operating Income	2,549	1,564	985	63.0%
Operating Margin	7.1%	5.1%

The increase in revenue for the Customer Growth Services segment was due to several client adds in early 2018 leading to a $7.1 million increase in client programs offset by a decrease for program completions of $2.0 million.

The operating income as a percentage of revenue increased to 7.1% in the third quarter of 2018 as compared to 5.1% in the prior period. This increase in margin is provided by the client adds and related new revenue as noted above.

Customer Technology Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$49,967	$34,563	$15,404	44.6%
Operating Income	6,778	4,158	2,620	63.0%
Operating Margin	13.6%	12.0%

The increase in revenue for the Customer Technology Services segment was driven by significant increases in the cloud platform and the systems integration practice as well as a large product sale during the third quarter of 2018.

The operating income as a percentage of revenue increased to 13.6% in the third quarter of 2018 as compared to 12.0% in the prior period. This increase is primarily due to significant growth in the segment’s high margin cloud platform and the systems integration practice. Included in the operating income was amortization expense related to acquired intangibles of $0.3 million and $0.3 million for the quarters ended September 30, 2018 and 2017, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$16,712	$16,271	$441	2.7%
Operating Income	1,691	945	746	78.9%
Operating Margin	10.1%	5.8%

The revenue for the Customer Strategy Services segment was related to increases in the service optimization practice across multiple delivery regions.

The operating income as a percentage of revenue increased to 10.1% in the third quarter of 2018 as compared to 5.8% in the prior period. The increase is primarily related to the increased revenue and reduced losses for the segment’s asset held for sale. Included in the operating income was amortization expense of $0.3 million and $0.5 million for the quarters ended September 30, 2018 and 2017, respectively.

Interest Income (Expense)

For the three months ended September 30, 2018 interest income increased to $1.4 million from $0.9 million in the same period in 2017. Interest expense increased to $8.4 million during 2018 from $3.5 million during 2017 due to larger utilization of the line of credit primarily due to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $3.0 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

Included in the three months ended September 30, 2018 was a $0.6 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG.

Included in the three months ended September 30, 2017 was a $3.2 million gain related to the dissolution of a foreign entity and a release of its cumulative translation adjustment.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended September 30, 2018 was 21.9%. This compares to an effective tax rate of 11.7% for the comparable period of 2017. The effective tax rate for the three months ended September 30, 2018 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.7 million of benefit from restructuring expenses, $0.2 million of expense related to return to provision adjustments, $1.1 million of benefit related to the release of a tax contingency, and $0.1 million of other benefit, the Company’s effective tax rate for the third quarter of 2018 would have been 26.8%.

Results of Operations

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2018 and 2017 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$817,214	$798,508	$18,706	2.3%
Operating Income	25,627	43,804	(18,177)	(41.5)%
Operating Margin	3.1%	5.5%

The increase in revenue for the Customer Management Services segment was attributable to a $95.7 million net increase in organic and inorganic client programs including Connextions and Motif, a $4.8 million increase related to the adoption of ASC 606 for revenue recognition offset by a $2.8 million decrease due to foreign currency fluctuations and program completions of $79.0 million.

The operating income as a percentage of revenue decreased to 3.1% for the nine months ended September 30, 2018 as compared to 5.5% in the prior period. The operating margin declined primarily due to an increase in U.S. related labor costs and increased launch costs associated with the higher new business volumes and a $3.2 million increase in amortization related to the acquisitions. Investments in strategy, rebranding, product development, marketing programs and incremental sales resources also negatively affected operating income as similar expenses were not in the same period during 2017. These were offset by the acquisitions, a $3.9 million increase related to the adoption of ASC 606 and a $4.8 million positive benefit due to foreign currency fluctuations. Included in the operating income was amortization expense related to acquired intangibles of $6.2 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Customer Growth Services

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$103,577	$96,890	$6,687	6.9%
Operating Income	6,895	6,295	600	9.5%
Operating Margin	6.7%	6.5%

The increase in revenue for the Customer Growth Services segment was due to several client adds in 2018 leading to a $13.1 million increase in client programs offset by program completions of $6.4 million.

The operating income as a percentage of revenue increased slightly to 6.7% for the nine months ended September 30, 2018 as compared to 6.5% in the prior period. This increase is attributable to the increased revenue as noted above offset by a $0.7 million cease use lease expense for a center that was exited as of March 31, 2018.

Customer Technology Services

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$118,991	$105,054	$13,937	13.3%
Operating Income	17,188	11,034	6,154	55.8%
Operating Margin	14.4%	10.5%

The increase in revenue for the Customer Technology Services segment was driven by significant increases in the cloud platform and the systems integration practice as well as a large product sale during the third quarter of 2018 offset by a decrease in the Avaya offerings as we wound down and then sold the business unit in the second quarter of 2017.

The operating income as a percentage of revenue increased to 14.4% for the nine months ended September 30, 2018 as compared to 10.5% in the prior period. The increase is primarily due to significant growth in the segment’s higher margin recurring cloud and system integration practice and consolidation and modernization of the information technology functions within the Company. Included in the operating income was amortization expense related to acquired intangibles of $0.9 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$50,256	$50,290	$(34)	(0.1)%
Operating Income (Loss)	3,391	2,746	645	23.5%
Operating Margin	6.7%	5.5%

The revenue for the Customer Strategy Services segment remained flat year over year.

The operating income as a percentage of revenue increased to 6.7% for the nine months ended September 30, 2018 as compared to 5.5% in the prior period. The operating income increased primarily due to reduction in losses for the segment’s asset held for sale; excluding this asset held for sale, the operating margin was 11.1% vs 9.6% in the prior year. Included in the operating income was amortization expense of $1.0 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2018 interest income increased to $3.9 million from $2.0 million in the same period in 2017. Interest expense increased to $22.6 million during 2018 from $8.7 million during 2017 due to larger utilization of the line of credit primarily due to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $8.0 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense), Net

Included in the nine months ended September 30, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan.

Included in the nine months ended September 30, 2018 was a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018.

Included in the nine months ended September 30, 2018 and 2017  were $2.0 million and $3.2 million of estimated losses related to two business units which have been classified as assets held for sale.

Included in the nine months ended September 30, 2017 was a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the nine months ended September 30, 2018 was 19.7%. This compares to an effective tax rate of 15.0% for the comparable period of 2017. The effective tax rate for the nine months ended September 30, 2018 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.4 million benefit related to return to provision, $1.6 million benefit related to restructuring expenses, $2.1 million of benefit related to the release of tax contingency, $4.2 million of benefit related to impairments, and $0.1 million of other benefits, the Company’s effective tax rate for the nine months ended September 30, 2018 would have been 24.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2018, we generated positive operating cash flows of $166.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

In October 2018, the Company paid a dividend from its foreign operations to its U.S. parent in the amount of $280 million which was used to pay down a portion of the Credit Facility.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2018 and 2017.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $93.9 million and $74.4 million as of September 30, 2018 and December 31, 2017, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2018 and 2017, net cash flows provided by operating activities was $166.1 million and $149.6 million, respectively. The increase was due to an increase in working capital of $29.1 million primarily driven by higher collections from accounts receivable and increased payments made for operating expenses, offset by a $12.6 million decline in net cash provided by net income.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash flows used in investing activities was  $36.0 million and $126.3 million, respectively. The decrease was due to a $12.1 million decrease in capital expenditures and a $78.6 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018 and 2017, net cash flows used in financing activities was  $95.8 million and $1.4 million, respectively. The change in net cash flows from 2017 to 2018 was primarily due to an  $18.3 million decrease in purchases of our outstanding common stock, offset by a $109.2 million decrease in the Credit Facility and a $2.3 million increase in dividends to shareholders.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in cash flow from working capital and lower capital expenditures. Free cash flow was $134.3 million and $105.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$61,403	$24,188	$166,109	$149,643
Less: Purchases of property, plant and equipment	14,958	14,343	31,841	43,932
Free cash flow	$46,445	$9,845	$134,268	$105,711

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2018 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$10,658	287,599	—	—	$298,257
Equipment financing arrangements	7,092	9,280	2,143	—	18,515
Contingent consideration	724	2,179	—	—	2,903
Purchase obligations	11,030	8,053	1,056	—	20,139
Operating lease commitments	42,032	63,481	42,779	25,758	174,050
Transition tax related to US 2017 Tax Act	3,800	7,600	7,600	21,738	40,738
Other debt	2,741	38,167	80	—	40,988
Total	$78,077	$416,359	$53,658	$47,496	$595,590

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2018.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $2.4 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends, and for other cash flow needs across our global operations.

Future Capital Requirements

We currently expect total capital expenditures in 2018 to be approximately 3.2% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2018 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2018,  none of our clients represented 10% or more of our total revenue. Our five largest clients, collectively, accounted for 32.5% and 35.9% of our consolidated revenue for the three months ended September 30, 2018 and 2017, respectively. Our five largest clients accounted for 34.5% and 34.3% of our consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. We have experienced long-term relationships with our top five clients, ranging from 12 to 22 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate, the Federal Funds rate, or LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2018,  we had $272.5 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2018, interest accrued at a rate of approximately 3.3% and 3.0% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Costa Rica, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2018 and 2017, revenue associated with this foreign exchange risk was 24% and 27% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2018 and December 31, 2017 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2018	Amount	Amount		12 months	Through
Philippine Peso	6,344,375	126,360	(1)	59.9%	August 2021
Mexican Peso	1,114,000	61,911		55.7%	May 2021
		$188,271

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2018 and December 31, 2017.

The fair value of our cash flow hedges at September 30, 2018 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2018	Next 12 Months
Philippine Peso	(11,268)	(7,064)
Mexican Peso	(5,328)	(4,730)
	$(16,596)	$(11,794)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2017 reflects fewer outstanding cash flow hedges, partially offset by a strong U.S. dollar against the Mexican Peso and Philippine Peso.

We recorded net losses of approximately  $14.3 million and $17.7 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2018 and 2017, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2018 and 2017, approximately 25% and 25%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2018 or December 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2018:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
June 30, 2018				$26,580
July 1, 2018 - July 31, 2018	—	$—	—	$26,580
August 1, 2018 - August 31, 2018	—	$—	—	$26,580
September 1, 2018 - September 30, 2018	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2018, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of September 30, 2018 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

10.87*

Summary of employment arrangements between David M. Anderson and TTEC Services Corporation effective as of April 16, 2018. While Mr. Anderson joined TTEC in April 2018, he only recently has been appointed as an Executive Officer whose compensation is subject to disclosure.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2018 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 7, 2018	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer