Form 10-K
period 2018-12-31
TTEC Holdings, Inc.
filed 2019-03-06
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were 46,033,516 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $485,565,838 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 28, 2019, there were 46,209,122 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2019 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2018 FORM 10-K

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined but are not limited to factors discussed in the section of this report entitled “Risk Factors”. Specifically, we would like for you to focus on risks related to our strategy execution, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share, cybersecurity risks and risks inherent to our equity structure. Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”) and we undertake no obligation to update them, except as may be required by applicable laws.

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

ii

PART I

ITEM 1.

BUSINESS

Our Business

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. We help large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interaction channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital designs and builds human centric, tech-enabled, insight-driven customer experience solutions.
•

TTEC Engage is the Company’s global delivery center of excellence that operates turnkey customer acquisition, care, revenue growth, digital fraud prevention and detection, and content moderation services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through the delivery of personalized omnichannel interactions that are seamless and relevant. Our business is supported by 52,400 employees delivering services in 23 countries from 85 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across all four of our business segments, two of which comprise TTEC Digital - Customer Strategy Services (“CSS”) and Customer Technology Services (“CTS”);  and two of which comprise TTEC Engage – Customer Growth Services (“CGS”) and Customer Management Services (“CMS”).

Our revenue for fiscal 2018 was $1.509 billion, approximately 84% or $1.270 billion of which came from our TTEC Engage center of excellence and $239 million, or 16%, came from our TTEC Digital center of excellence.

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

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2018, we acquired Strategic Communications Services, a system integrator for multichannel contact center platforms based in the United Kingdom. In 2017, we acquired Motif, Inc., a digital fraud prevention and detection and content moderation services company based in India and the Philippines, and Connextions, Inc., a U.S.-based health services company focused on improving customer relationships for healthcare plan providers and pharmacy benefits managers.

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

We continue to return capital to our shareholders via semi-annual dividends and a stock repurchase program, as directed by the Board of Directors from time to time. As of December 31, 2018, our cumulative authorized share repurchase allowance was $762.3 million, of which we have repurchased 46.1 million shares for $735.8 million. Our remaining repurchase allowance is $26.6 million which may be increased from time to time by our Board of Directors, in its discretion.  For the period from January 1, 2019 through February 28, 2019,  we have not purchased any additional shares.  Our stock repurchase program does not have an expiration date.

Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows from operations, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and has continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.18 and $0.28 per common share. On February 21, 2019, the Company’s Board of Directors authorized a semi-annual dividend of  $0.30 per common share, payable on April 18, 2019 to shareholders of record as of March 28, 2019.

Our Market Opportunity

Our end-to-end customer experience approach is designed to drive retention, affinity, growth, and customer protection, all with savings for our clients.  Our transition from multichannel to true omnichannel service requires agility and speed and TTEC’s integrated approach is growing in strategic relevance because of the following trends:

•

Increasing focus on customer engagement to sustain competitive advantage. — The ability to sustain a competitive advantage based on price or product differentiation has significantly narrowed given the speed of technological innovation. As our clients’ customers become more connected and share their experiences across a variety of social networking channels, the quality of the experience has a greater impact on brand loyalty and business performance. We believe customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand on the totality of their experience, including not only the superiority of the product or service but more importantly on the quality of their ongoing service interactions. Given the strong correlation between high customer satisfaction and improved profitability, we believe more companies are increasingly focused on selecting third-party partners, such as TTEC,  that can deliver integrated insights-driven strategy, service and technology solutions that increase the lifetime value of each customer relationship versus merely reducing costs.

•

Increasing percentage of companies consolidating their customer engagement requirements with a few select partners who can deliver measurable business outcomes by offering an integrated, technology-rich solution. — The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience across all devices and channels. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self-serve, virtual agents and the social network. We believe companies will continue to consolidate to third-party partners, like TTEC, who have demonstrated expertise in increasing brand value by delivering a holistic, integrated customer-centric solution that spans the customer experience from strategy through execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

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

Our Strategy

We aim to grow our revenue and profitability by focusing on our core customer engagement operational capabilities linking them to higher margin, insights and technology-enabled platforms and managed services to drive a superior customer experience for our clients’ customers. To that end we continually strive to:

•	Build deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;
•	Pursue new clients who lead their respective industries and who are committed to customer engagement as a differentiator;
•

Invest in our sales leadership team at both the segment level to improve collaboration and speed-to-market and consultative sales level to deliver more integrated, strategic, and transformational solutions;

•	Execute strategic acquisitions that further complement and expand our integrated solutions;
•	Invest in technology-enabled platforms and innovating through technology advancements, broader and globally protected intellectual property, and process optimization, and
•	Work within our technology partner ecosystem to deliver best in class solutions with expanding intellectual property through value-add applications, integrations, services and solutions.

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

Customer Technology Services Segment

In connection with the design of the customer engagement strategy, our ability to architect, deploy and host or manage the client’s customer experience environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer experience environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology Platform, we also provide data-driven context aware software-as-a-service (“SaaS”) based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

TTEC Engage houses our end-to-end managed services operations for customer care, revenue growth, digital fraud prevention and detection, and content moderation services.

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

Technological Excellence

Our Humanify Technology Platforms are based on secure, cost effective infrastructure – leveraging private/public infrastructure. This architecture enables us to centralize and standardize our worldwide delivery capabilities resulting in improved scalability and quality of delivery for our clients, as well as lower capital, and lower information technology (“IT”) operating costs.

The foundation of these platforms are our regionally-based, globally synched data centers located on five continents. Our data centers provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, business analytics and storage capabilities, enabling seamless operations from any location around the globe. This hub and spoke model enables us to provide our services at competitive cost while increasing scalability, reliability, asset utilization and the diversity of our service offerings. It also provides an effective redundancy for timely responses to system interruptions and outages due to natural disasters and other conditions outside our control. We monitor and manage our data centers 24 x 7, 365 days per year from several strategically located global command centers to ensure the availability of our redundant, fail-over capabilities for each data center.

Importantly, this platform has become the foundation for new, innovative offerings including TTEC’s cloud-based offerings (e.g. Humanify Operations/Insights Platform), Humanify @Home for remote omnichannel agents, and our suite of human capital solutions.

Further, our Humanify Technology Platforms leverage reference architectures for multiple scenarios whether we are operating the platforms and the services, implementing customized platforms for clients, or providing advanced managed services, continuous and automated development environments.  We also provide clients with highly secure/compliant solutions with respect to regional (e.g. GDPR) and/or specific industry standards (e.g. PCI, HIPAA, etc.).

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

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 85 customer engagement centers and work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting and analytics on performance across the globe to ensure consistency of delivery. This information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Our global operating model includes customer engagement centers in 15 countries on six continents that operate 24 hours a day, 365 days a year. New customer engagement centers are established and existing centers are expanded or scaled down to accommodate anticipated business demands or specific client needs. We have significant capacity in the U.S., the Philippines, India, Mexico and Brazil to support customer demand and deliver superior cost efficiencies. We continue to explore opportunities in North America, Central Europe and Africa to diversify our client footprint enabling near-shore and off-shore locations that enable our multi-lingual service offerings and provide superior client economics.

Of the 15 countries from which we provide customer management solutions, 10 provide some services for onshore clients including the U.S., Australia, Brazil, Canada, China, Germany, Ireland, South Africa, Thailand, and the United Kingdom. The total number of workstations in these countries is 19,275, or 45% of our total delivery capacity. The other five countries from which we provide customer management solutions, partially or entirely provide services for offshore clients including Bulgaria, India, Mexico, Poland, and the Philippines. The total number of workstations in these countries is 23,725 or 55% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

We develop long-term relationships with Global 1000 companies in customer intensive industries, whose business complexities and customer focus requires a partner that can quickly and globally scale integrated technology and data-enabled services.

In 2018, our top five and ten clients represented 35% and 49% of total revenue, respectively; and one of our clients, who is in the healthcare industry, represented 10.2% of our total annual revenue. In several of our operating segments, we enter into long-term relationships that provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience by either party, our relationships with our top five clients have ranged from 12 to 22 years including multiple contract renewals for several of these clients. In 2018, we had a 90% client retention rate for the combined Customer Management Services and Customer Growth Services segments.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 12% of our total annual revenue. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We are a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly-focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation, integrated solutions, operational performance and efficiencies, pricing, brand recognition and financial strength.

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

In our Customer Management Services business, we primarily compete with in-house customer management operations as well as other companies that provide customer care including: Alorica, Sitel, Sykes, Synnex and Teleperformance, among others. As we expand our offerings into customer engagement consulting, technology, and growth, we are competing with smaller specialized companies and divisions of multinational companies, including Bain & Company, McKinsey & Company, Accenture, IBM, AT&T, Interactive Intelligence, LiveOps, inContact, Five9, WPP, Publicis Groupe, Dentsu, and others.

Employees

Our people are our most valuable asset. As of December 31, 2018, we had 52,400 employees in 23 countries on six continents. Although a percentage of our Customer Management Services segment employees are hired seasonally to address the fourth quarter and first quarter higher business volumes in retail, healthcare and other seasonal industries, most remain employed throughout the year and work at 85 locations and through our @home environment. Approximately 66% of our employees are located outside of the U.S. Approximately 10% of our employees are covered by collective bargaining agreements, most of which are mandated under national labor laws outside of the United States. These agreements are subject to periodic renegotiations and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements.

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

As of December 31, 2018 we had 2 patent applications pending in 8 jurisdictions; and own 82 U.S. and non-U.S. patents that we leverage in our operations and as market place differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and by trademarks and service marks registered in  29  countries.

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties discussed in this section when evaluating our business. If any of these risks or uncertainties actually occur, our business, financial condition, and results of operations (including revenue, profitability and cash flows) could be materially and adversely affected and the market price of our stock could decline.

Our markets are highly competitive, and we might not be able to compete effectively

The markets where we offer our services are highly competitive. Our future performance is largely dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. We compete with large multinational service providers; offshore service providers from lower-cost jurisdictions that offer similar services, often at highly competitive prices and more aggressive contract terms; niche solution providers that compete with us in specific geographic markets, industry segments or service areas; companies that utilize new, potentially disruptive technologies or delivery models, including artificial intelligence powered solutions; and in-house functions of large companies that use their own resources, rather than outsourcing customer care and customer experience services we provide. Some of our competitors have greater financial or marketing resources than we do and, therefore, may be better able to compete.

Further, the continuing trend of consolidation in the technology sector and among business process outsourcing competitors in various geographies where we have operations may result in new competitors with greater scale, a broader footprint, better technologies, or price efficiencies that may be attractive to our clients. If we are unable to compete successfully and provide our clients with superior service and solutions at competitive prices, we could lose market share and clients to competitors, which would materially adversely affect our business, financial condition, and results of operations.

If we are unsuccessful in implementing our business strategy, our long-term financial prospects could be adversely affected

Our growth strategy is based on continuous diversification of our business beyond contact center customer care outsourcing to an integrated customer experience platform that unites innovative and disruptive technologies, strategic consulting, data analytics, client growth solutions, and customer experience focused system design and integration. These investments in technologies and integrated solution development, however, may not lead to increased revenue and profitability. If we are not successful in creating value from these investments, there could be a negative impact on our operating results and financial condition.

Our results of operations and ability to grow could be materially affected if we cannot adapt our service offerings to changes in technology and customer expectations

Our growth and profitability will depend on our ability to develop and adopt new technologies that expand our existing offerings by leveraging new technological trends and cost efficiencies in our operations, while meeting rapidly evolving client expectations. As technology evolves, more tasks currently performed by our agents may be replaced by automation, robotics, artificial intelligence, chatbots and other technological advances, which puts our lower-skill, tier one, customer care offerings at risk. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adapting and deploying them profitably.

We may not be successful in anticipating or responding to our client expectations and interests in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and technologies offered by our competitors may make our service offerings not competitive or even obsolete, and may negatively impact our clients’ interest in our offerings. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

Cyber-attacks, cyber-fraud, and unauthorized information disclosure could harm our reputation, cause liability, result in service outages and losses, any of which could adversely affect our business and results of operations

Our business involves the use, storage, and transmission of information about our clients, customers of our clients, and our employees. While we take reasonable measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure could subject us to liability under relevant law or our contracts and could harm our reputation resulting in loss of revenue and loss of business opportunities.

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

We are experiencing an increase in frequency of cyber-fraud attempts, such as so-called “social engineering” attacks and phishing scams, which typically seek unauthorized money transfers or information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are also growing in sophistication, may not deceive our employees, resulting in a material loss.

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

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could adversely affect our business

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 35% and 49% of our revenue in 2018 while the largest client represented 10.2% of our revenue in 2018.

Although we have multiple engagements with all of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2020 and 2023 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

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

If we cannot recruit, hire, train, and retain qualified employees to respond to client demands, our business will be adversely affected

Our business is labor intensive and our ability to recruit and train employees with the right skills, at the right price point, and in the timeframe required by our client commitments is critical to achieving our growth objective. Demand for qualified personnel with multiple language capabilities and fluency in English may exceed supply. Employees with specific backgrounds and skills may also be required to keep pace with evolving technologies and client demands. While we invest in employee retention, we continue to experience high employee turnover and are continuously recruiting and training replacement staff. Some of our facilities are located in geographies with low unemployment, which makes it costly to hire personnel, and in several jurisdictions, jurisdiction-specific wage regulations are changing rapidly making it difficult to recruit new employees at price points acceptable for our business model. Our inability to attract and retain qualified personnel at costs acceptable under our contracts, our costs associated with attracting, training, and retaining employees, and the challenge of managing the continuously changing and seasonal client demands could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty related to cost of labor across various jurisdictions in the United States could adversely affect our results of operating

As a labor intensive business, we sign multi-year client contracts that are priced based on prevailing labor costs in jurisdictions where we deliver services. Yet, in the United States, our business is confronted with a patchwork of ever changing minimum wage, mandatory time off, and rest and meal break laws at the state and local levels. As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust and change how we do business and pass cost increases to our clients. The frequent changes in the law and inconsistencies in laws across different jurisdictions in the United States, may result in higher costs, lower contract profitability, higher turnover, and reduced operational efficiencies, which could in the aggregate have material adverse impact on our results of operations.

Our delivery model involves geographic concentration exposing us to significant operational risks

Our business model is dependent on our customer engagement centers and enterprise support functions being located in low cost jurisdictions around the globe. We have on the ground presence in 23 countries, but our customer care and experience management delivery capacity and our back-office functions are concentrated in the Philippines, Mexico, India, and Bulgaria and our technology solutions centers are concentrated in a few locations in the United States. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of these locations may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not be effective, particularly if catastrophic events occur.

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

Compliance with laws, including unexpected changes to such laws, could adversely affect our results of operations

Our business is subject to extensive regulation by U.S. and foreign national, state and provincial authorities relating to confidential client and customer data,  customer communications, telemarketing practices, and licensed healthcare and financial services activities, among other areas. Costs and complexity of compliance with existing and future regulations could adversely affect our profitability. If we fail to comply with regulations relevant to our business, we could be subject to civil or criminal liability, monetary damages and fines. Private lawsuits and enforcement actions by regulatory agencies could also materially increase our costs of operations and impact our ability to serve our clients.

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

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to engage in continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including engagement center utilization; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues, and the use of process automation for standard operating tasks. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Uncertainty and inconsistency in privacy and data protection laws that impact our business and high cost of compliance with such laws may impact our ability to deliver services and our results of operations

Recently, there has been a significant increase in data protection and privacy laws and enforcement in many jurisdictions where we and our clients do business. Some of these laws are complex and at times they impose conflicting regulatory requirements. For example, the recently enacted General Data Protection Regulation (GDPR) expands the European Union’s authority to oversee data protection for controllers and processers of personally identifiable information collected in Europe; while the State of California in the U.S. imposed similar regulations with a different reach. Failure to comply with all relevant privacy and data protection laws may result in legal claims, significant fines, sanctions, or penalties, or may make it difficult for us to secure business. Compliance with these evolving regulations may require significant investment which would impact our results of operations.

Our financial results depend on our capacity utilization and our ability to forecast demand and make timely decisions about staffing levels, investments, and operating expenses

Our ability to meet our strategic growth and profitability objectives depends on how effectively we manage our customer engagement center capacity against the fluctuating and seasonal client demands. Predicting customer demand and making timely staffing level decisions, investments, and other operating expenditure commitments in each of our delivery center locations is key to our successful execution and profitability maximization. We can provide no assurance that we will continue to be able to achieve or maintain desired delivery center capacity utilization, because quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations, because of our high fixed costs of operation, our financial conditions and results of operations could be adversely affected.

Our sales cycles for new client relationships and new lines of business with existing clients can be long, which results in a long lead time before we receive revenues

We often face a long selling cycle to secure contracts with new clients or contracts for new lines of business with existing clients. When we are successful in securing a new engagement, it is generally followed by a long implementation period when clients must give notice to incumbent service providers or transfer in-house operations to us. There may also be a long ramp up period before we commence our services, and for certain contracts we receive no revenue until we start performing the work. If we are not successful in obtaining contractual commitments after the initial prolonged sales cycle or in maintaining the contractual relationship for a period of time necessary to offset new project investment costs and appropriate return on that investment, the investments may have a material adverse effect on our results of operations.

Contract terms typical in our industry can lead to volatility in our revenue and our margins

Our contracts do not have guaranteed revenue levels. Most of our contracts require clients to provide monthly forecasts of volumes, but no guaranteed or minimum volume levels. Such forecasts vary from month to month, which can impact our staff utilizations, our cost structure, and our profitability.

Many of our contracts have termination for convenience clauses with short notice periods, which could have a material adverse effect on our results of operation. Although many of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from 12 to 22 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes, which would reduce our earning potential. This could have a material adverse effect on our results of operations and makes it harder to make projections.

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

We may not always offset increased costs with increased fees under long-term contracts. The pricing and other terms of our client contracts, particularly on our long-term contact center agreements, are based on estimates and assumptions we make at the time we enter into these contracts. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services but these judgments could differ from actual results. Not all our larger long-term contracts allow for escalation of fees as our cost of operations increase. Moreover, those that do allow for such escalations, do not always allow increases at rates comparable to increases that we experience due to rising minimum wage costs and related payroll cost increases. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions, and results of operation could be materially impacted.

Our pricing depends on effectiveness of our level of effort forecasts. Pricing of our services in our technology and strategic consulting businesses is contingent on our ability to accurately forecast the level of effort and cost necessary to deliver our services, which is data dependent and can be inaccurate. The errors in level of effort estimations could yield lower profit margins or cause projects to become unprofitable, resulting in adverse impacts on our results of operations.

Our contracts seldom address the impacts of currency fluctuation on our costs of delivery. As we continue to leverage our global delivery model, more of our expenses may be incurred in currencies other than those in which we bill for services. An increase in the value of certain currencies, such as U.S. or Australian dollar against the Philippine peso and India rupee, could increase costs for our delivery at offshore sites by increasing our labor and other costs that are denominated in local currencies. Our contractual provisions, cost management efforts, and currency hedging activities may not be sufficient to offset the currency fluctuation impact, resulting in the decrease of the profitability of our contracts.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in December 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law in the United States. While our accounting for the recorded impact of the 2017 Tax Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (“IRS”) could impact our recorded amounts in future periods.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

There are no assurances that we will be able to implement effective contracting structures that are necessary to optimize our tax position under the 2017 Tax Act. If we are unable to implement cost effective contracting structure, our effective tax rate and our results of operations would be impacted.

We face special risks associated with our business outside of the United States

An important component of our business strategy is service delivery outside of the United States and our continuing international expansion. In 2018 we derived approximately 43% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

•	inconsistent regulations, licensing and legal requirements may increase our cost of operations as we endeavor to comply with multiple, complex laws that differ from one country to another;
•	uncertainty of tax regulations in countries where we do business may affect our costs of operation;

•

special challenges in managing risks inherent in international operations, such as unique and prescriptive labor rules, corrupt business environments, restrictive immigration and export control laws may cause an inadvertent violation of laws that we may not be able to immediately detect or correct;

•	longer payment cycles and/or difficulties in accounts receivable collections particular to operations outside of the United States could impact our cash flows and results of operations;
•	political and economic instability and unexpected changes in regulatory regimes could adversely affect our ability to deliver services overseas and our ability to repatriate cash;
•

the withdrawal of the UK from the European Union (known as “Brexit”) created substantial uncertainty about the political and economic relationship between the UK and the EU, and the UK’s other trading partners which could, depending on future trade term negotiations, impact our European operations;

•

currency exchange rate fluctuations, restrictions on currency movement, and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars; and

•

terrorist attacks or civil unrests in some of the regions where we do business (e.g. the Middle East, Latin America, the Philippines, and in Europe), and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

While we monitor and endeavor to mitigate timely the relevant regulatory, geopolitical, and other risks related to our operations outside of the United States, we cannot assess with certainty what impact such risks are likely to have over time on our business, and we can provide no assurance that we will always be able to mitigate these risks successfully and avoid adverse impact on our business and results of operations.

Our profitability may be adversely affected if we are unable to expand and maintain our delivery centers in countries with stable wage rates and find new “near shore” locations required by our clients.

Our business is labor-intensive and therefore cost of wages, benefits and related taxes constitute a large component of our operating expenses. As a result, expansion of our business is dependent upon our ability to maintain and expand our operations in cost-effective locations, in and outside of the United States. Most of our customer engagement centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future, thus impacting our profitability.

Our clients often dictate where they wish for us to locate the delivery centers that serve their customers, such as “near shore” jurisdictions located in close proximity to the United States, that have grown in popularity recently. There is no assurance that we will be able to find and secure locations suitable for delivery center operations in “near shore” jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such “near shore” locations, however, may impact our ability to secure new and additional business from clients, and could adversely affect our growth and results of operations.

Increases in the cost of communication and data services or significant interruptions in such services could adversely affect our business

Our business is significantly dependent on telephone, internet and data service provided by various domestic and foreign communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies, and we can transition services among our different customer engagement centers around the world. Despite these efforts, there can be no assurance, that the redundancies we have in place would be sufficient to maintain operations without disruption.

Our inability to obtain communication and data services at favorable rates could negatively affect our results of operations. Where possible, we have entered into long-term contracts with various providers to mitigate short term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts may be subject to termination or modification for various reasons outside of our control. A significant increase in the cost of communication services that is not recoverable through an increase in the price of our services could adversely affect our business.

Defects or errors in software utilized in our service offerings could adversely affect our business.

The third-party software and systems that we use to conduct our business and serve our clients are highly complex and may, from time to time, contain design defects, coding errors or other software errors that may be difficult to detect or correct, and which are outside of our control. Although our commercial agreements contain provisions designed to limit our exposure to potential claims and liabilities, these provisions may not always effectively protect us against claims in all jurisdictions. As a result, problems with software and systems that we use may result in damages to our clients for which we are held responsible, causing damage to our reputation, adversely affecting our business, our results of operations, and financial condition.

Restrictions on mobility of people across borders may affect our ability to compete for and provide services to clients

Our business depends on the ability of some of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and contact centers are located. In recent years, in response to terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting such visas, and even imposed bans on immigration and commercial travel for citizens of certain countries. If further terrorist attacks occur or global unrest intensifies, these restrictions are likely to further increase. Furthermore, immigration laws in most countries where we do business are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events unrelated to our operations. If we are unable to obtain the necessary visas for our personnel with need to travel to or from the United States in a timely manner, we may not be able to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our customer engagement centers efficiently. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales, and delivery functions. U.S., Australia, Mexico, Philippines and other transfer pricing regulations in other countries where we operate, require that cross-border transactions between affiliates be on arm’s-length terms. We carefully consider the pricing among our subsidiaries to assure that they are at arm’s-length. If tax authorities were to determine that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including accrued interest and penalties, which would cause material increase in our tax liability, thereby impacting our profitability and cash flows, and potentially resulting in a material adverse effect on our operations, effective tax rate and financial condition.

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

Even if we are successful in making acquisitions, the acquired businesses may subject our business to risks that may impact our results of operation; including:

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

We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments

As a result of past acquisitions, as of December 31, 2018, we have approximately $204.6 million of goodwill and $80.9 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future that could have material adverse effects on our financial condition or results of operations.

If we are unable to attract and retain talented and experienced executives for key positions in our business, our business and our strategy execution could be adversely impacted

Our business success depends on contributions of senior management and key personnel. Our ability to attract, motivate and retain key senior management staff is conditioned on our ability to pay adequate compensation and incentives. We compete for top senior management candidates with other, often larger, companies that at times have access to greater resources. Our ability to attract qualified individuals for our senior management team is also impacted by our requirement that members of senior management sign non-compete agreements as a condition to joining TTEC. If we are not able to attract and retain talented and experienced executives, we would be unable to compete effectively, and our growth may be limited, which could have a material adverse effect on our business, results of operations, and prospects.

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

The lack of an effective legal system in certain countries where we do business or lack of commitment to protection of intellectual property rights, may prevent us from being able to defend our intellectual property and related technology against infringement by others, leading to a material adverse effect on our business, results of operations and financial condition.

Our financial results may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from customer engagement centers based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars or Euros, while the costs incurred to deliver the services and operate are incurred in the functional currencies of the applicable operating subsidiary. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, but approximately 23% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we hedge at various levels against the effect of exchange rate fluctuations, we can provide no assurance that we will be able to continue to successfully manage this foreign currency exchange risk and avoid adverse impacts on our business, financial condition, and results of operations.

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

Legislation discouraging offshoring of service by U.S. companies or making such offshoring difficult could significantly affect our business

A perceived association between offshore service providers and the loss of jobs in the United States has been a focus of political debate in recent years. As a result, current and prospective clients may be reluctant to hire offshore service providers like TTEC to avoid negative perceptions and regulatory scrutiny. If they seek customer care and management capacity onshore that was previously available to them through outsourcers outside of the United States, they may elect to perform these services in-house instead of outsourcing the services onshore. Possible tax incentives for U.S. businesses to return offshored, including outsourced and offshored, services to the U.S. could also impact our clients’ continuing interest in using our services.

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

Health epidemics could disrupt our business and adversely affect our financial results

Our customer engagement centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection in one or more of the locations in which we do business may result in significant worker absenteeism, lower capacity utilization rates, voluntary or mandatory closure of our customer engagement centers, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, its financial condition and results of operations.

The volatility of our stock price may result in loss of investment

Our share price has been and may continue to be subject to substantial fluctuation. We believe that market prices for securities of companies that provide outsourced customer care management services have experienced volatility in recent years and such volatility may affect our stock price as well. As we continue to diversify our service offerings to include growth, technology and strategic consulting, our stock price volatility may stabilize, or it may be further impacted by stock price fluctuations in these new industries. In addition to fluctuations specific to our industry and service offerings, we believe that various other factors such as general economic conditions, changes or volatility in the financial markets, and changing market condition for our clients could impact the valuation of our stock. The quarterly variations in our financial results, acquisition and divestiture announcements by us or our competitors, strategic partnerships and new service offering, our failure to meet our growth objectives or exceed our targets, and securities analysts’ perception about our performance could cause the market price of our shares to fluctuate substantially in the future.

Our Chairman and Chief Executive Officer controls a  majority of our stock and has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 68% of TTEC’s common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy, including the direction of our business and our dividend policy, and all matters requiring action by our stockholders, including the election of our entire Board of Directors and our capital structure. Further, a change in control of our company or significant capital transactions could not be affected without Mr. Tuchman’s approval, even if such a change in control or other capital transactions could benefit our other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year that remain unresolved.

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

As of December 31, 2018 we operated 85 customer engagement centers that are classified as follows:

•	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
•	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
•	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2018, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	3	—	3
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	7	—	1	8
China	—	—	1	1
Germany	—	—	1	1
India	2	—	—	2
Ireland	1	—	—	1
Mexico	3	—	—	3
Philippines	17	2	—	19
Poland	—	—	1	1
South Africa	—	—	1	1
Thailand	—	—	1	1
United Kingdom	—	—	2	2
United States of America	23	6	9	38
Total	57	11	17	85

The leases for our customer engagement centers have remaining terms ranging from one to 15 years and generally contain renewal options. We believe that our existing customer engagement centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2018	$29.66	$23.79
Third Quarter 2018	$36.20	$23.95
Second Quarter 2018	$37.40	$30.20
First Quarter 2018	$41.80	$30.70

Fourth Quarter 2017	$43.35	$37.85
Third Quarter 2017	$42.15	$38.60
Second Quarter 2017	$42.60	$28.85
First Quarter 2017	$31.30	$29.10

As of December 31, 2018, we had 265 holders of record of our common stock and during 2018 we declared and paid a $0.27 per share dividend and a $0.28 per share dividend on our common stock. During 2017 we declared and paid a $0.22 per share dividend and a $0.25 per share dividend on our common stock as discussed below.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and has continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.18 and $0.28 per common share. On February 21, 2019, the Board of Directors authorized a  $0.30 dividend per common share, payable on April 18, 2019, to shareholders of record as of March 28, 2019. While it is our intention to continue to pay semi-annual dividends in 2019 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2018, the cumulative authorized repurchase allowance was $762.3 million, of which we have purchased 46.1 million shares for $735.8 million.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2018

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2018:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
September 30, 2018				$26,580
October 1, 2018 - October 31, 2018	—	$—	—	$26,580
November 1, 2018 - November 30, 2018	—	$—	—	$26,580
December 1, 2018 - December 31, 2018	—	$—	—	$26,580
Total	—		—

From January 1, 2019 through February 28, 2019, we have not purchased  any additional shares. The stock repurchase program does not have an expiration date and the Board authorizes additional stock repurchases under the program from time to time.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2012 and ending on December 31, 2018. We have chosen a “Peer Group” composed of Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall Business Process Outsourcing (“BPO”) industry.

The graph assumes that $100 was invested on December 31, 2013 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $0.47 during 2017 and $0.55 during 2018. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2013	2014	2015	2016	2017	2018
TTEC Holdings, Inc.	$100	$99	$118	$131	$175	$127
NASDAQ Composite	$100	$115	$123	$133	$172	$166
Russell 2000	$100	$105	$100	$122	$139	$124
Peer Group	$100	$113	$142	$164	$226	$245

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2018		2017		2016		2015		2014

Statement of Operations Data
Revenue	$1,509,171		$1,477,365		$1,275,258		$1,286,755		$1,241,781
Cost of services	(1,157,927)		(1,110,068)		(941,592)		(928,247)		(886,492)
Selling, general and administrative	(182,428)		(182,314)		(175,797)		(194,606)		(198,553)
Depreciation and amortization	(69,179)		(64,507)		(68,675)		(63,808)		(56,538)
Other operating expenses	(7,583)	(1)	(19,987)	(4)	(36,442)	(8)	(9,914)	(12)	(3,723)	(14)
Income from operations	92,054		100,489		52,752		90,180		96,475
Other income (expense)	(35,816)	(2)	(11,602)	(5)	(2,454)	(9)	(4,291)		3,984	(15)
Provision for income taxes	(16,483)	(3)	(78,075)	(6)	(12,863)	(10)	(20,004)	(13)	(23,042)	(16)
Noncontrolling interest	(3,938)		(3,556)		(3,757)		(4,219)		(5,124)
Net income attributable to TTEC stockholders	$35,817		$7,256		$33,678		$61,666		$72,293

Weighted average shares outstanding
Basic	46,064		45,826		47,423		48,370		49,297
Diluted	46,385		46,382		47,736		49,011		50,102

Net income per share attributable to TTEC stockholders
Basic	$0.78		$0.16		$0.71		$1.27		$1.47
Diluted	$0.77		$0.16		$0.71		$1.26		$1.44

Dividends issued per common share	$0.55		$0.47		$0.385		$0.36		$—

Balance Sheet Data
Total assets	$1,054,508		$1,078,736	(7)	$846,304	(11)	$843,327		$852,475	(17)
Total long-term liabilities	$466,241		$514,113	(7)	$304,380	(11)	$191,473		$187,780	(17)

(1)

Includes $0.8 million related to reductions in force, a $5.3 million expense due to facility exit charges and a termination fee for a technology vendor contract, a $1.1 million expense related to the impairment of property and equipment and a $0.3 million impairment charge related to internally developed software.

(2)

Includes a $15.6 million impairment of the full value of an equity investment and a related bridge loan, a $9.9 million charge related to the future purchase of the remaining 30% of the Motif acquisition, a $1.6 million net loss related to a business unit which was classified as assets held for sale and subsequently reclassified to assets held and used as of December 31, 2018, a $2.0 million gain related to royalty payments in connection with the sale of a business unit, a $0.7 million gain related to the bargain purchase of an acquisition closed in March 2018, and a $0.3 million benefit related to a fair value adjustment of the contingent consideration based on revised estimates of performance against targets for one or our acquisitions.

(3)

Includes a  $4.2 million benefit related to the impairment of an equity investment, a  $3.4 million benefit related to return to provision adjustments, $0.5 million of expense related to the disposition of assets, a  $0.7 million benefit related to stock options, $1.6 million of expense related to changes in tax contingent liabilities, $1.5 million of expense related to changes in valuation allowance, a  $2.1 million benefit related to restructuring, and a  $0.5 million benefit related to other items.

(4)

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

(5)

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

(6)

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

(7)

The Company spent $116.7 million, net of cash acquired of $6.0 million, in 2017 for the acquisitions of Connextions and Motif. Upon acquisitions of Connextions and Motif, the Company acquired $40.8 million in assets and assumed $21.1 million in liabilities ($12.1 million in long-term liabilities).

(8)

Includes $3.4 million expense related to reductions in force, a $1.0 million expense due to facility exit and other charges, a $1.3 million impairment of fixed assets, a $1.4 million impairment of goodwill, an $11.1 million impairment of internally developed software, and $18.2 million of impairment charges related to several trade name, customer relationship and non-compete intangible assets.

(9)

Includes a $5.3 million estimated loss related to two business units which have been classified as assets held for sale offset by a $4.8 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for two of our acquisitions.

(10)

Includes $1.7 million of expense related to return to provision adjustments, $1.1 million of expense related to a transfer pricing adjustment for a prior period, $0.5 million of expense related to tax rate changes, $0.5 million of expense related to changes in valuation allowances, $1.5 million of benefit related to restructuring charges, and $9.8 million of benefits related to impairments and loss on assets held for sales.

(11)

The Company spent $46.1 million, net of cash acquired of $2.7 million, in 2016 for the acquisition of Atelka. Upon acquisition of Atelka, the Company acquired $25.1 million in assets and assumed $7.7 million in liabilities ($1.4 million in long-term liabilities).

(12)

Includes $1.8 million expense related to reductions in force, a $0.4 million expense related to the impairment of property and equipment, and a $7.7 million expense related to the impairment of goodwill.

(13)

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

(14)	Includes $3.3 million expense related to reductions in force and $0.4 million expense related to the impairment of property and equipment.
(15)	Includes a net $6.7 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for four of our acquisitions.
(16)

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

(17)

The Company spent $23.8 million net of cash acquired of $3.5 million in 2014 for the acquisitions of Sofica and rogenSi. Upon the acquisitions of Sofica and rogenSi, the Company acquired $59.5 million in assets and assumed $11.1 million in liabilities ($5.4 million in long-term liabilities).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. We help large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interaction channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital designs and builds human centric, tech-enabled, insight-driven customer experience solutions.
•

TTEC Engage is the Company’s global delivery center of excellence that operates turnkey customer acquisition, care, revenue growth, digital fraud prevention and detection, and content moderation services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through the delivery of personalized omnichannel interactions that are seamless and relevant. Our offering is supported by 52,400 employees delivering services in 23 countries from 85 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Digital - Customer Strategy Services (“CSS”) and Customer Technology Services (“CTS”); and two of which comprise TTEC Engage - Customer Growth Services (“CGS”) and Customer Management Services (“CMS”).

Our revenue for fiscal 2018 was $1.509 billion, approximately 84% or $1.270 billion of which came from our TTEC Engage center of excellence and $239 million, or 16%, came from our TTEC Digital center of excellence.

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

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2018, we acquired Strategic Communications Services, a system integrator for multichannel contact center platforms based in the United Kingdom. In 2017, we acquired Motif, Inc., a digital fraud prevention and detection and content moderation services company based in India and the Philippines, and Connextions, Inc., a U.S.-based health services company focused on improving customer relationships for healthcare plan providers and pharmacy benefits managers.

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

Customer Technology Services Segment

In connection with the design of the customer engagement strategy, our ability to architect, deploy and host or manage the client’s customer experience environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer experience environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology Platform, we also provide data-driven context aware software-as-a-service (“SaaS”) based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

TTEC Engage houses our end-to-end managed services operations for customer care, revenue growth, digital fraud prevention and detection, and content moderation services.

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

Our 2018 Financial Results

In 2018, our revenue increased 2.2% to $1,509 million over the same period in 2017,  including a decrease of 0.5% or $8.0 million due to foreign currency fluctuations. The increase in revenue is primarily related to a $31.6 million revenue increase for CTS and a $12.6 million revenue increase for CGS offset by a $12.7 million net revenue decrease for CMS, which includes a $7.5 million decrease related to foreign exchange fluctuations offset by a $9.0 million net increase related to the adoption of ASC 606 for revenue.

Our 2018 income from operations decreased $8.4 million to $92.1 million or 6.1% of revenue, from $100.5 million or 6.8% of revenue for 2017.  The change in operating income is attributable to a number of different factors across the segments. The decline in income from operations relates exclusively to CMS, with all other segments experiencing improvement year over year. CMS’s income from operations declined on increases in labor costs related to wage and healthcare benefits within our U.S. business. This increased cost is tied to macroeconomic factors including a lower unemployment rate and rising wages. Additionally, an increase in business ramps associated with a higher volume of new business signings during the second and third quarters led to a spike in launch costs in the second half of 2018. Launch costs are incurred in transitioning new business from our clients to TTEC and historically are not specifically compensated for by our clients.

The CTS operating income expanded significantly with a 121% improvement over the prior year primarily on the growth of its higher margin recurring cloud business and its system integration business which provides services pre and post buildout of each client cloud platform, the write-off of a trade name in the prior year, and large second half of the year product sales. The CSS operating income improved 164% due primarily to the write-off of a trade name in the prior year and the rationalization of certain practice areas as they were integrated. The CGS operating income increased due to new business adds during the year.

Income from operations in 2018 and 2017 included a total of  $7.6 million and $20.0 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and span five countries with 23,725 workstations representing 55% of our global delivery capabilities. Revenue for our CMS and CGS segments provided in these offshore locations was $438 million and represented 35% of our 2018 revenue, as compared to $450 million and 35% of our 2017 revenue.

As of December 31, 2018, the overall capacity utilization in our centers was 80%. The table below presents workstation data for all of our centers as of December 31, 2018 and 2017. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	December 31, 2018			December 31, 2017
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	42,687	34,017	80%	42,033	34,409	82%
Sites open <1 year	309	231	75%	2,404	2,392	100%
Total workstations	42,996	34,248	80%	44,437	36,801	83%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue. On the other hand, some of our clients may be subject to  regulatory pressures to bring more services onshore to the United States. In light of these trends, we plan to continue to selectively retain and grow capacity in and expand into new offshore markets, while maintaining appropriate capacity in the United States. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

Revenue Recognition – 2018 Revenue

The Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligation is the unit of accounting for revenue recognition under the provisions of ASC Topic 606, “Revenue from Contracts with Customers” and all related amendments (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation in recognizing revenue.

The BPO inbound and outbound service fees are based on either a per minute, per hour, per FTE, per transaction or per call basis, which represents the majority of our contracts. These contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For example, services for the training of the Company’s agents (which are separately billable to the customer) are a separate promise in our BPO contracts, but they are not distinct from the primary service obligations to transfer services to the customers. The performance of the customer service by the agents is highly dependent on the initial, growth, and seasonal training services provided to the agents during the life of a program. The training itself is not considered to have value to the customer on a standalone basis, and therefore, training on a standalone basis cannot be considered a separate unit of accounting. The Company therefore defers revenue from certain training services that are rendered mainly upon commencement of a new client contract or program, including seasonal programs. Revenue is also deferred when there is significant growth training in an existing program. Accordingly, recognition of initial, growth, and seasonal training revenues and associated costs (consisting primarily of labor and related expenses) are deferred and amortized over the period of economic benefit. With the exception of training which is typically billed upfront and deferred, the remainder of revenue is invoiced on a monthly or quarterly basis as services are performed and does not create a contract asset or liability.

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, other direct and indirect costs incurred in recently completed contracts, market conditions, and client specific other cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Where there are product sales, the attribution of revenue is made when FOB-destination delivery occurs (control transfers), which is the standard shipment terms, and therefore at a point in time. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue or Other long-term liabilities, as applicable, in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Some of the Company’s service contracts are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Also in alignment with ASC 606-10-50-14, the Company does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. Additionally, the Company’s standard payment terms are less than one year. Given the foregoing, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Pursuant to the Company’s election of the practical expedient under ASC 606-10-32-2A, sales, value add, and other taxes that are collected from customers concurrent with revenue-producing activities, which the Company has an obligation to remit to the governmental authorities, are excluded from revenue.

Revenue Recognition – 2017 and prior years

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

Tax Reform

The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated post-1986 foreign earnings on domestic corporations effective for the 2017 tax year. As of December 31, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act and no material adjustment was recorded to the 2017 estimate.

While our accounting for the recorded impact of the 2017 Tax Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (“IRS”) could impact our recorded amounts in future periods.

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2018 annual financial statements.

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

Restructuring and Liability

We routinely assess the profitability and utilization of our customer engagement centers and existing markets. In some cases, we have chosen to close under-performing customer engagement centers and complete reductions in workforce to enhance future profitability. Severance payments that occur from reductions in workforce are made in accordance with postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, we recognize severance liabilities when they are determined to be probable and reasonably estimable. Other liabilities for costs associated with an exit or disposal activity,  (i.e. lease termination penalties), are recognized when the liability is incurred, rather than upon commitment to a plan.

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

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded as cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transactions within Revenue. Any realized gains or losses resulting from the interest rate swaps are recognized in Interest expense. Gains and losses from the settlements of our net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

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

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal, information systems (including core technology and telephony infrastructure), accounting and finance. It also includes outside professional fees (i.e., legal and accounting services), building expense for non-engagement center facilities and other items associated with general business administration.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to December 31, 2017

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2018 and 2017 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$1,129,048	$1,141,760	$(12,712)	(1.1)%
Operating Income	49,161	78,206	(29,045)	(37.1)%
Operating Margin	4.4%	6.8%

The decrease in revenue for the Customer Management Services segment was attributable to a $101.5 million net increase in organic and inorganic client programs including the Connextions and Motif acquisitions, a $9.0 million increase related to the adoption of ASC 606 for revenue recognition, offset by a $7.5 million decrease due to foreign currency fluctuations and by program completions of $115.7 million.

The operating income as a percentage of revenue decreased to 4.4% in 2018 as compared to 6.8% in 2017.  The operating margin declined primarily due to an increase in U.S. related labor costs and increased launch costs associated with the higher new business volumes and a $3.6 million increase in amortization related to acquisitions. Investments in strategy, rebranding, product development, marketing programs and incremental sales resources also negatively affected operating income as similar expenses were not as high during 2017. These were offset by the acquisitions, a $4.4 million increase related to the adoption of ASC 606 and a $5.8 million positive benefit due to foreign currency fluctuations.  Included in the operating income was amortization related to acquired intangibles of $8.2 million and $4.6 million for the years ended December 31, 2018 and 2017, respectively.

Customer Growth Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$141,324	$128,698	$12,626	9.8%
Operating Income	9,839	7,803	2,036	26.1%
Operating Margin	7.0%	6.1%

The increase in revenue for the Customer Growth Services segment was due to several client adds in 2018 leading to  a  $21.4 million increase in client programs offset by program completions of $8.8 million.

The operating income as a percentage of revenue increased to 7.0% in 2018 as compared to 6.1% in 2017. This was attributable to the increased revenue as noted above offset by a $1.7 million cease use lease expense for a center that was exited as of March 31, 2018.

Customer Technology Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$170,214	$138,581	$31,633	22.8%
Operating Income	26,634	12,047	14,587	121.1%
Operating Margin	15.6%	8.7%

The increase in revenue for the Customer Technology Services segment was driven by significant increases in the cloud platform and the systems integration practice as well as large product sales during 2018, offset by decreases in the Avaya offerings as we wound down and then sold a business unit in the second quarter of 2017.

The operating income as a percentage of revenue increased  to  15.6% in 2018 as compared to 8.7% in 2017.  This increase is primarily due to significant growth in the segment’s higher margin recurring cloud platform and the systems integration practice and consolidation and modernization of the information technology functions of the Company. In addition, 2017 included a $3.3 million impairment of a trade name intangible asset (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). Included in the operating income was amortization related to acquired intangibles of $1.3 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

Customer Strategy Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$68,585	$68,326	$259	0.4%
Operating Income	6,420	2,433	3,987	163.9%
Operating Margin	9.4%	3.6%

The revenue for the Customer Strategy Services segment remained flat year over year.

The operating income as a percentage of revenue increased to 9.4% in 2018 as compared to 3.6% in 2017.  The increase is primarily related to the 2018 rationalization of certain practice areas as they were integrated together and a $2.0 million impairment of a trade name intangible asset recorded in 2017 (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). Included in the operating income was amortization expense related to acquired intangibles of $1.3 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively.

Interest Income (Expense)

Interest income increased to $4.5 million in 2018 from $2.8 million in 2017 primarily due to increased cash balances. Interest expense increased to $28.7 million during 2018 from $13.7 million during 2017, primarily due to larger utilization of the line of credit related to acquisitions, higher interest rates, the upsizing of the credit facility completed in October 2017, and a $9.9 million charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense), Net

Included in the year ended December 31, 2018 was a $15.6 million impairment of the full value of an equity investment and a related bridge loan, a net $1.6 million loss related to a business unit which was classified as assets held for sale but was reclassified to assets held and used at December 31, 2018, a $2.0 million gain related to royalty payments in connection with the sale of a business unit, a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018, and a $0.3 million benefit related to  a fair value adjustment of the contingent consideration based on revised estimates of performance against targets for one of our acquisitions.

Included in the year ended December 31, 2017 was a net $2.6 million loss related to a business unit which was sold effective December 22, 2017,  a $5.3 million expense related to the Connextions acquisition and the finalization of the transition services agreement offset by a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment.

For further information on the above items, see Part II. Item 8. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The reported effective tax rate for 2018 was 29.3% as compared to 87.8% for 2017. The effective tax rate for 2018 was impacted by earnings in international jurisdictions currently under an income tax holiday, $1.6 million of expense related to changes in tax contingent liabilities,  a  $3.4 million benefit related to provision to return adjustments, a $4.2 million benefit related to the impairment of an equity investment, $0.5 million of expense related to the disposition of assets, $1.5 million of expense related to changes in valuation allowances, a $0.7 million benefit related to excess taxes on equity compensation, a  $2.1 million benefit related to restructuring charges, and $0.5 million of other benefits.  Without these items our effective tax rate for the year ended December 31, 2018 would have been 25.6%.

For the year ended December 31, 2017, our effective tax rate was 87.8%.  The effective tax rate for 2017 was impacted by earnings in international jurisdictions currently under an income tax holiday, $62.4 million of expense related to the US 2017 Tax Act, $0.6 million of benefit related to provision to return adjustments, a $1.9 million benefit related to impairments, $0.4 million of expense related to the disposition of assets, $0.6 million of expense related to changes in valuation allowances, a $2.2 million benefit related to excess taxes on equity compensation,  a $5.8 million benefit related to restructuring charges, and a $2.1 million benefit related to the finalization of a transition service. Without these items our effective tax rate for the year ended December 31, 2017 would have been 24.4%.

Year Ended December 31, 2017 Compared to 2016

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

The operating income as a percentage of revenue increased to 8.7% in 2017 as compared to 0.7% in 2016.  This increase was primarily due to a $12.1 million charge recorded in 2016 related to the impairment of customer relationships, trade name, non-compete intangible assets and technology fixed assets due to the lower financial performance of the Avaya business unit offset by the 2017 $3.3 million impairment of a trade name intangible asset (see Part II. Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements). Included in the operating income was amortization related to acquired intangibles of $1.1 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively.

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

Other Income (Expense), Net

Included in the year ended December 31, 2017 was a net  $2.6 million loss related to a business unit which was sold effective December 22, 2017 and a $3.2 million gain related to dissolution of a foreign entity and a release of its cumulative translation adjustment (see Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements).

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

Income Taxes

The reported effective tax rate for 2017 was 87.8% as compared to 25.6% for 2016. The effective tax rate for 2017 was impacted by earnings in international jurisdictions currently under an income tax holiday, $62.4 million of expense related to the US 2017 Tax Act, $0.6 million of benefit related to provision to return adjustments, a $1.9 million benefit related to impairments, $0.4 million of expense related to the disposition of assets, $0.6 million of expense related to changes in valuation allowances, a $2.2 million benefit related to excess taxes on equity compensation,  a $5.8 million benefit related to restructuring charges, and a $2.1 million benefit related to the finalization of a transition service agreement. Without these items our effective tax rate for the year ended December 31, 2017 would have been 24.4%.

For the year ended December 31, 2016, our effective tax rate was 25.6%. The effective tax rate for 2016 was impacted by earnings in international jurisdictions currently under an income tax holiday, $1.7 million of expense related to return to provision adjustments, $1.1 million of expense related to a transfer pricing adjustment for a prior period, $0.5 million of expense related to tax rate changes, $0.5 million of expense related to changes in valuation allowances, $1.5 million benefit related to restructuring expenses, and a $9.8 million benefit related to impairments and assets held for sale. Without these items our effective tax rate for the year ended December 31, 2016 would have been 23.3%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the year ended December 31, 2018, we generated positive operating cash flows of $168.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

In October 2018 and December 2018, the Company paid dividends from its foreign operations to its U.S. parent in the amount of $280 million and $30 million, respectively, which were used to pay down portions of the Credit Facility.

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

We primarily utilize our Credit Facility to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. As of December 31, 2018 and 2017, we had borrowings of $282.0 million and $344.0 million, respectively, under our Credit Facility, and our average daily utilization was $514.7 million and $494.7 million for the years ended December 31, 2018 and 2017, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $360.0 million as of December 31, 2018. As of December 31, 2018, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2018,  2017, and 2016.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $78.2 million and $74.4 million as of December 31, 2018 and 2017, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the years 2018,  2017 and 2016 we reported net cash flows provided by operating activities of $168.3 million, $113.2 million and $111.8 million, respectively. The increase of $55.2 million from 2017 to 2018 was primarily due to an $89.3 million increase in cash collected from accounts receivable and an increase in net cash income from operations of $37.9 million offset by a $53.6 million decrease in deferred revenue and other liabilities and a $11.2 million decrease in prepaid assets. The increase of $1.3 million from 2016 to 2017 was primarily due to a $110.6 million decrease in payments made for operating expenses offset by a $51.4 million decrease in cash collected from accounts receivable, a decrease in net cash income from operations of $38.6 million, and an $19.2 million decrease in prepaid assets.

Cash Flows from Investing Activities

For the years 2018,  2017 and 2016, we reported net cash flows used in investing activities of $47.6 million, $169.0 million and $100.4 million, respectively. The net decrease in cash used in investing activities from 2017 to 2018 was primarily due to decreased spending on acquisitions of $113.6 million and a decrease in purchases of fixed assets of $8.5 million. The net increase in cash used in investing activities from 2016 to 2017 was primarily due to increased spending on acquisitions of $69.9 million.

Cash Flows from Financing Activities

For the years 2018,  2017 and 2016, we reported net cash flows  (used in) provided by financing activities of $(102.1) million, $71.6 million and $(1.6) million, respectively. The change in net cash flows from 2017 to 2018 was primarily due to a  $188.7 million decrease in borrowing on the Credit Facility, offset by a $18.3 million decrease in purchases of our outstanding common stock.  The change in net cash flows from 2016 to 2017 was primarily due to a $9.4 million increase in borrowing on the Credit Facility, a decrease in the contingent consideration and hold-back payments of $8.1 million, offset by a $56.4 million decrease in purchases of our outstanding common stock and a $4.1 million payment to purchase a non-controlling interest.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $124.9 million, $61.2 million and $61.0 million for the years 2018,  2017 and 2016, respectively. The increase from 2017 to 2018 was primarily due to the increase in cash flows provided by operating activities. The increase from 2016 to 2017 was primarily due to the increase in cash flows provided by operating activities.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$168,345	$113,152	$111,830
Less: Purchases of property, plant and equipment	43,450	51,958	50,832
Free cash flow	$124,895	$61,194	$60,998

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2018 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$11,641	$295,581	$—	$—	$307,222
Equipment financing arrangements	8,035	8,922	1,648	—	18,605
Contingent consideration	—	2,553	—	—	2,553
Purchase obligations	14,446	7,970	1,064	—	23,480
Operating lease commitments	47,379	66,723	43,810	25,362	183,274
Transition tax related to US 2017 Tax Act	3,300	6,700	14,600	9,318	33,918
Other debt	2,336	39,293	17	—	41,646
Total	$87,137	$427,742	$61,139	$34,680	$610,698

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2018.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•

The contractual obligation table excludes our liabilities of $6.2 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Part II, Item 8. Financial Statements and Supplementary Data, Note 10 to the Consolidated Financial Statements for further discussion.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, pay dividends and for other cash flow needs across our global operations.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 12% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2019 to be between $60 and $65 million. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance of existing assets. The anticipated level of 2019 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of an acquisition or joint ventures. In addition, as of December 31, 2018, we were authorized to purchase an additional $26.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, we may sometimes generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On October 30, 2017, we entered into a Third Amendment to our June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender. The Company exercised the Credit Facility’s accordion feature to increase the total commitment under the Credit Facility to $1.2 billion. All other material terms of the Credit Agreement remained unchanged.

On February 14, 2019, we entered into a Fourth Amendment to our Amended and Restated Credit Agreement and Amended and Restated Security Agreement originally dated as of June 3, 2013 (collectively the “Credit Agreement”) for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (the “Credit Facility”). The amended Credit Agreement provides for a secured revolving Credit Facility that matures on February 14, 2024.

Other than the extension of the Credit Facility’s maturity date and a few material terms outlined below, the material terms of the Credit Facility, including pricing and collateral, are substantially the same as those previously disclosed as part of our Annual Report on Form 10-K for the period ended December 31, 2015 (“2016 Credit Facility”).

The maximum commitment under the Credit Facility is $900.0 million, with an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.150% per annum from the Credit Facility inception date until a compliance certificate is provided by us in connection with our quarterly financial statements for the quarter ended March 31, 2019, and thereafter as previously disclosed and as determined by reference to our net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that we are now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum Interest Coverage Ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25 percent of the average book value of all accounts receivable over the most recent twelve month period.

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

As of December 31, 2018 and 2017, we had borrowings of $282.0 million and $344.0 million, respectively, under the Credit Facility. During 2018,  2017 and 2016, borrowings accrued interest at an average rate of approximately 3.1%,  2.2%, and 1.5% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2018,  2017 and 2016 were $514.7 million, $494.7 million and $375.3 million, respectively. As of December 31, 2018, and 2017, based on the current level of availability based on the covenant calculations, the  remaining borrowing capacity was approximately $360.0 million and $350.0 million, respectively.

Client Concentration

During 2018, one of our clients represented 10.2% of our total annual revenue. Our five largest clients accounted for 35% of our annual revenue for each of the three years ended December 31, 2018,  2017 and 2016, respectively. We have long-term relationships with our top five clients, ranging from 12 to 22 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2020 and 2023. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Cybersecurity

We have made and continue to make significant financial investments in technologies and processes to mitigate cyber risks. We have a number of complex information systems used for a variety of functions ranging from services we deliver to our customers to how we support our operations. We depend on the proper functioning of these information systems. Like any information system, they are susceptible to cyber-attack. Any cyber-attack could impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or result in confidential data being compromised which could have a significant impact on our reputation, results of operations, and financial condition. Our information systems are protected through physical and technological safeguards as well as backup systems considered appropriate by management. We also provide employee awareness training about phishing, malware, social engineering, and other cyber risks. Further, we have formed a cybersecurity specific risk management steering committee that meets periodically to fully coordinate all enterprise level cybersecurity issues. Our Board of Directors and executive leadership team are updated at least quarterly on progress and status of our cybersecurity priorities. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, distributed denial of service attacks, malware attacks, computer viruses, cyber fraud, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that result in harm to our business. Our investment in cybersecurity is not expected to decrease in the foreseeable future, and despite our on-going efforts to improve our cybersecurity, there can be no assurance that a sophisticated cyber-attack could be detected or thwarted.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2018, we had $282.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2018 and 2017, interest accrued at a rate of approximately 3.1% and 2.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement expired as of May 31, 2017 and no additional swaps have been entered into since that time.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2018,  2017 and 2016, revenue associated with this foreign exchange risk was 23%, 26% and 32% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2018	2017	2016
Canadian Dollar vs. U.S. Dollar	(8.6)%	6.6%	3.1%
Philippine Peso vs. U.S. Dollar	(5.1)%	(0.8)%	(5.9)%
Mexican Peso vs. U.S. Dollar	0.2%	5.0%	(19.5)%
Australian Dollar vs. U.S. Dollar	(10.7)%	7.7%	(1.3)%
Euro vs. U.S. Dollar	(4.7)%	12.1%	(3.6)%
Philippine Peso vs. Australian Dollar	5.0%	(9.2)%	(4.5)%

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

Our cash flow hedging instruments as of December 31, 2018 and 2017 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2018	Amount	Amount		12 months	Through
Philippine Peso	6,710,000	130,957	(1)	60.7%	December 2021
Mexican Peso	1,091,500	57,708		53.0%	December 2021
		$188,665

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2018 and December 31, 2017.

The fair value of our cash flow hedges at December 31, 2018 was a liability (in thousands):

		Maturing in the
	December 31, 2018	Next 12 Months
Philippine Peso	(5,856)	(3,570)
Mexican Peso	(5,460)	(4,477)
	$(11,316)	$(8,047)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value liability of our cash flow hedges decreased by $14.9 million from December 31, 2017 to December 31, 2018. The decrease in fair value liability from December 31, 2017 largely reflects a reduction in the total notional value of outstanding cash flow hedges and an increase in average hedge exchange rates.

We recorded net losses of $17.5 million, $22.8 million, and $28.0 million for settled cash flow hedge contracts for the years ended December 31, 2018,  2017, and 2016, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2018 and 2017, approximately 23% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2018 or 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2018, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018, the end of the period covered by this Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2019 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2018 (the “2019 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Executive and Financial Managers and a Code of Conduct. The Code of Ethical Conduct for

Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, presidents of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Code of Conduct applies to all directors, officers, employees and members of our supply chain (as applicable). Both the Code of Ethical Conduct for Executive and Financial Officers and the Code of Conduct are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Executive and Financial Officers and our Code of Conduct, in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2019 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2019 Proxy Statement is incorporated herein by reference.

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
3.01**

Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996 (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.03**

Certificate of Amendment of Restated Certificate of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018 (incorporated by reference as Exhibit 3.03 to Form 8-K filed on January 9, 2018)

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

10.29**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective July 1, 2014 (incorporated by reference as Exhibit 10.29 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.30**

Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014 (incorporated by reference as Exhibit 10.30 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.32*	Independent Director Compensation Arrangements (effective January 1, 2019)

10.33**	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.40**

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.41**

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.60**

Amended and Restated Executive Employment Agreement between Regina M. Paolillo and  TTEC Services Corporation effective May 1, 2018 (incorporated by reference as Exhibit 10.60 to TTEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.82**

Amended and Restated Executive Employment Agreement between Judi A. Hand and TTEC Services Corporation effective May 1, 2018 (incorporated by reference as Exhibit 10.82 to TTEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

Exhibit No.	Description

10.83**

Amended and Restated Executive Employment Agreement between Martin F. DeGhetto and TTEC Services Corporation effective May 1, 2018 (incorporated by reference as Exhibit 10.83 to TTEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.84*	Restated Executive Employment Agreement between Steven C. Pollema and TTEC Digital LLC, effective January 1, 2019

10.85*	Amended and Restated Executive Employment Agreement between Anthony Y. Tsai and TTEC Services Corporation effective January 1, 2019

10.86*	Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018

10.87**

Summary of employment arrangements between David M. Anderson and TTEC Services Corporation effective as of April 16, 2018. While Mr. Anderson joined TTEC in April 2018, he only recently has been appointed as an Executive Officer whose compensation is subject to disclosure (incorporated by referent as Exhibit 10.87 to TTEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.90**

First Amendment to Amended and Restated Credit Agreement and First Amendment to  Amended and Restated Security Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (incorporated by reference to Exhibit 10.90 to TeleTech’s Form 8-K filed on February 16, 2016)

10.94**

Fourth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (incorporated by reference as Exhibit 10.32 to TTEC’s Form 8-K filed on February 26, 2019)

10.95**

Share Purchase Agreement between TeleTech Europe BV and TeleTech Canada and Kilmer Capital Fund II L.P., 8169306 Canada Inc. Bank of Montreal, doing business as BMO Capital Partners, and certain management shareholders of November 9, 2016 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.96**

Purchase Agreement dated as of April 3, 2017 by and among OptumHealth Holdings, LLC, Connextions, Inc., and TeleTech Healthcare Solutions, Inc. (incorporated by reference as Exhibit 10.96 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.97**

Stock Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, Motif, Inc. (“Motif”), Kaushal Mehta and Parul Mehta (referred to collectively as the “Founders”), the shareholders of Motif (other than Founders, referred to as “Sellers”), and Outforce LLC (the Seller’s Agent) (incorporated by reference as Exhibit 10.97 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.98**

Share Purchase Agreement of November 8, 2017 by and among TeleTech Services Corporation, the Founders, the Anishi Mehta Irrevocable Trust, the Ishan Mehta Irrevocable Trust, Anishi Mehta and Ishan Mehta (incorporated by reference as Exhibit 10.98 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

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

***  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 6, 2019.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2019, by the following persons on behalf of the registrant and in the capacities indicated:

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

* By /s/ Regina M. Paolillo under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 6, 2019

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$78,237	$74,437
Accounts receivable, net	350,962	391,902
Prepaids and other current assets	88,487	63,971
Income tax receivable	8,791	11,099
Total current assets	526,477	541,409

Long-term assets
Property, plant and equipment, net	161,523	163,346
Goodwill	204,633	209,727
Deferred tax assets, net	15,523	12,012
Other intangible assets, net	80,911	93,085
Other long-term assets	65,441	59,157
Total long-term assets	528,031	537,327
Total assets	$1,054,508	$1,078,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,447	$46,442
Accrued employee compensation and benefits	83,437	84,830
Other accrued expenses	15,963	19,047
Income tax payable	12,325	7,497
Deferred revenue	44,926	21,650
Other current liabilities	19,320	22,312
Total current liabilities	235,418	201,778

Long-term liabilities
Line of credit	282,000	344,000
Deferred tax liabilities, net	10,371	11,285
Non-current income tax payable	30,754	47,871
Deferred rent	16,584	15,714
Other long-term liabilities	126,532	95,243
Total long-term liabilities	466,241	514,113
Total liabilities	701,659	715,891

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,194,717 and 45,861,959 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	462	459
Additional paid-in capital	353,932	351,725
Treasury stock at cost: 35,857,536 and 36,190,294 shares as of December 31, 2018 and December 31, 2017, respectively	(610,177)	(615,677)
Accumulated other comprehensive income (loss)	(124,596)	(102,304)
Retained earnings	725,551	721,664
Noncontrolling interest	7,677	6,978
Total stockholders’ equity	352,849	362,845
Total liabilities and stockholders’ equity	$1,054,508	$1,078,736

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,509,171	$1,477,365	$1,275,258

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,157,927	1,110,068	941,592
Selling, general and administrative	182,428	182,314	175,797
Depreciation and amortization	69,179	64,507	68,675
Restructuring and integration charges, net	6,131	14,665	4,392
Impairment losses	1,452	5,322	32,050
Total operating expenses	1,417,117	1,376,876	1,222,506

Income from operations	92,054	100,489	52,752

Other income (expense)
Interest income	4,476	2,841	1,234
Interest expense	(28,674)	(13,734)	(7,943)
Other income (expense), net	(11,618)	1,869	6,855
Loss on asset held for sale	—	(2,578)	(2,600)
Total other income (expense)	(35,816)	(11,602)	(2,454)

Income before income taxes	56,238	88,887	50,298

Provision for income taxes	(16,483)	(78,075)	(12,863)

Net income	39,755	10,812	37,435

Net income attributable to noncontrolling interest	(3,938)	(3,556)	(3,757)

Net income attributable to TTEC stockholders	$35,817	$7,256	$33,678

Other comprehensive income (loss)
Net income	$39,755	$10,812	$37,435
Foreign currency translation adjustments	(30,382)	8,285	(21,055)
Derivative valuation, gross	11,526	27,931	(7,838)
Derivative valuation, tax effect	(4,058)	(11,284)	2,330
Other, net of tax	308	105	721
Total other comprehensive income (loss)	(22,606)	25,037	(25,842)
Total comprehensive income (loss)	17,149	35,849	11,593

Less: Comprehensive income attributable to noncontrolling interest	(3,624)	(3,933)	(3,514)

Comprehensive income (loss) attributable to TTEC stockholders	$13,525	$31,916	$8,079

Weighted average shares outstanding
Basic	46,064	45,826	47,423
Diluted	46,385	46,382	47,736

Net income per share attributable to TTEC stockholders
Basic	$0.78	$0.16	$0.71
Diluted	$0.77	$0.16	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2015	—	$—	48,481	$485	$(533,744)	$347,251	$(101,365)	$720,989	$7,201	$440,817
Net income	—	—	—	—	—	—	—	33,678	3,757	37,435
Dividends to shareholders ($0.385 per common share)	—	—	—	—	—	—	—	(18,262)	—	(18,262)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,825)	(3,825)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(466)	—	(466)
Foreign currency translation adjustments	—	—	—	—	—	—	(20,812)	—	(243)	(21,055)
Derivatives valuation, net of tax	—	—	—	—	—	—	(5,508)	—	—	(5,508)
Vesting of restricted stock units	—	—	297	3	4,681	(8,614)	—	—	—	(3,930)
Exercise of stock options	—	—	29	—	458	(82)	—	—	—	376
Excess tax benefit from equity-based awards	—	—	—	—	—	557	—	—	—	557
Equity-based compensation expense	—	—	—	—	—	9,627	—	—	81	9,708
Purchases of common stock	—	—	(2,693)	(26)	(74,657)	—	—	—	—	(74,683)
Other, net of tax	—	—	—	—	—	—	721	—	10	731
Balance as of December 31, 2016	—	$—	46,114	$462	$(603,262)	$348,739	$(126,964)	$735,939	$6,981	$361,895
Net income	—	—	—	—	—	—	—	7,256	3,556	10,812
Dividends to shareholders ($0.47 per common share)	—	—	—	—	—	—	—	(21,531)	—	(21,531)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,645)	(3,645)
Foreign currency translation adjustments	—	—	—	—	—	—	7,908	—	377	8,285
Derivatives valuation, net of tax	—	—	—	—	—	—	16,647	—	—	16,647
Vesting of restricted stock units	—	—	298	3	4,913	(10,313)	—	—	—	(5,397)
Exercise of stock options	—	—	60	—	994	1,156	—	—	—	2,150
Equity-based compensation expense	—	—	—	—	—	12,143	—	—	(291)	11,852
Purchases of common stock	—	—	(610)	(6)	(18,322)	—	—	—	—	(18,328)
Other, net of tax	—	—	—	—	—	—	105	—	—	105
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	35,817	3,938	39,755
Dividends to shareholders ($0.55 per common share)	—	—	—	—	—	—	—	(25,346)	—	(25,346)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,925)	(2,925)
Foreign currency translation adjustments	—	—	—	—	—	—	(30,068)	—	(314)	(30,382)
Derivatives valuation, net of tax	—	—	—	—	—	—	7,468	—	—	7,468
Vesting of restricted stock units	—	—	318	3	5,252	(9,898)	—	—	—	(4,643)
Exercise of stock options	—	—	15	—	248	(40)	—	—	—	208
Equity-based compensation expense	—	—	—	—	—	12,145	—	—	—	12,145
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	308	—	—	308
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$39,755	$10,812	$37,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,179	64,507	68,675
Amortization of contract acquisition costs	3,015	1,678	659
Amortization of debt issuance costs	992	745	753
Imputed interest expense and fair value adjustments to contingent consideration	10,217	51	(4,523)
Provision for doubtful accounts	3,679	458	1,164
(Gain) loss on disposal of assets	111	3,694	(44)
Gain on sale of businesses and dissolution of entity	—	(908)	—
Impairment losses	1,452	5,322	32,050
Impairment on equity investment	15,632	—	—
Gain (adjustment) on bargain purchase of a business	(685)	—	—
Non-cash loss on assets held for sale reclassified to held and used	1,616	—	2,700
Non-cash loss on held for sale assets	—	—	2,600
Deferred income taxes	(7,975)	16,777	(1,583)
Excess tax benefit from equity-based awards	(635)	(2,192)	(601)
Equity-based compensation expense	12,145	11,852	9,773
(Gain) loss on foreign currency derivatives	1,524	(681)	1,710
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	29,985	(59,284)	(7,858)
Prepaids and other assets	(30,438)	(19,266)	(92)
Accounts payable and accrued expenses	11,713	18,968	(19,141)
Deferred revenue and other liabilities	7,063	60,619	(11,847)
Net cash provided by operating activities	168,345	113,152	111,830

Cash flows from investing activities
Proceeds from sale of long-lived assets	34	39	114
Purchases of property, plant and equipment, net of acquisitions	(43,450)	(51,958)	(50,832)
Proceeds from sale of business	—	636	—
Investments in non-marketable equity investments	(2,119)	(1,384)	(3,179)
Acquisitions, net of cash acquired of $4,530, $5,997, and $2,655, respectively	(2,027)	(116,320)	(46,460)
Net cash used in investing activities	(47,562)	(168,987)	(100,357)

Cash flows from financing activities
Proceeds from line of credit	2,162,400	2,293,587	2,093,500
Payments on line of credit	(2,224,400)	(2,166,887)	(1,976,200)
Payments on other debt	(5,989)	(6,041)	(3,222)
Payments of contingent consideration and hold-back payments to acquisitions	(1,349)	(1,409)	(9,467)
Dividends paid to shareholders	(25,346)	(21,531)	(18,262)
Payments to noncontrolling interest	(2,925)	(3,645)	(4,317)
Purchase of mandatorily redeemable noncontrolling interest	—	—	(4,105)
Proceeds from exercise of stock options	208	2,150	371
Tax payments related to issuance of restricted stock units	(4,643)	(5,397)	(3,933)
Excess tax benefit from equity-based awards	—	—	601
Payments of debt issuance costs	(35)	(918)	(1,888)
Purchase of treasury stock	—	(18,328)	(74,683)
Net cash provided by (used in) financing activities	(102,079)	71,581	(1,605)

Effect of exchange rate changes on cash and cash equivalents	(14,904)	3,427	(14,908)

Increase (decrease) in cash and cash equivalents	3,800	19,173	(5,040)
Cash and cash equivalents, beginning of period	74,437	55,264	60,304
Cash and cash equivalents, end of period	$78,237	$74,437	$55,264

Supplemental disclosures
Cash paid for interest	$17,456	$11,727	$6,976
Cash paid for income taxes	$39,984	$18,813	$19,741
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$15,018	$9,836	584
Acquisition of equipment through increase in accounts payable, net	$339	$97	$(681)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 52,400 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, India, Ireland, Lebanon, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital designs and builds human centric, tech-enabled, insight-driven customer experience solutions.
•

TTEC Engage is the Company’s global delivery center of excellence that provides turnkey customer acquisition, care, revenue growth, digital fraud prevention and detection, and content moderation services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Digital - Customer Strategy Services (“CSS”) and Customer Technology Services (“CTS”); and two of which comprise TTEC Engage – Customer Growth Services (“CGS”) and Customer Management Services (“CMS”).

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 100% interest in Motif, Inc. (see Note  2). All intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 2018, one business unit in the CSS segment classified as assets and liabilities held for sale as of September 30, 2016, was reclassified as held and used as of December 31, 2018 and 2017. The assets and liabilities of the business unit are no longer separately identified as held for sale as of December 31, 2018 and 2017 (see Note 2).

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

The Company has evaluated the impact of this adjustment and concluded that it was not material to the previously issued or current period Consolidated Financial Statements.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across seven investment-grade financial institutions.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

All derivative financial instruments are reported at fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transaction within Revenue.  Any realized gains or losses from the interest rate swaps are recognized in Interest expense. Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

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

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived), trade names (definite-lived) and non-compete agreements (definite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 12 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A definite-lived intangible asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

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

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health, property, cyber risks, and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued employee compensation and benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The Company records all asset retirement obligations at estimated fair value. The Company’s asset retirement obligations primarily relate to clauses in its customer engagement center operating leases which require the Company to return the leased premises to its original condition. The associated asset retirement obligations are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability, reported within Other long-term liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement in operating expenses.

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

No changes in indefinite reinvestment assertion were made during 2018. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Tax Reform

The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated post-1986 foreign earnings on domestic corporations effective for the 2017 tax year. As of December 31, 2018, the Company has completed the accounting for the tax effects of the 2017 Tax Act and no material adjustment was recorded to the 2017 estimate.

While the Company’s accounting for the recorded impact of the 2017 Tax Act is deemed to be complete, these amounts are based on prevailing regulations and current information, and any additional guidance issued by the Internal Revenue Service (“IRS”) could impact the Company’s recorded amounts in future periods.

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2018 annual financial statements.

Revenue Recognition

2018 Revenue

The Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligation is the unit of accounting for revenue recognition under the provisions of ASC Topic 606, “Revenue from Contracts with Customers” and all related amendments (“ASC 606”). A contract’s transaction price is allocated to each distinct performance obligation in recognizing revenue.

The Business Process Outsourcing (“BPO”) inbound and outbound service fees are based on either a per minute, per hour, per FTE, per transaction or per call basis, which represents the majority of our contracts. These contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For example, services for the training of the Company’s agents (which are separately billable to the customer) are a separate promise in the BPO contracts, but they are not distinct from the primary service obligations to transfer services to the customers. The performance of the customer service by the agents is highly dependent on the initial, growth, and seasonal training services provided to the agents during the life of a program. The training itself is not considered to have value to the customer on a standalone basis, and therefore, training on a standalone basis cannot be considered a separate unit of accounting. The Company therefore defers revenue from certain training services that are rendered mainly upon commencement of a new client contract or program, including seasonal programs. Revenue is also deferred when there is significant growth training in an existing program. Accordingly, recognition of initial, growth, and seasonal training revenues and associated costs (consisting primarily of labor and related expenses) are deferred and amortized over the period of economic benefit. With the exception of training which is typically billed upfront and deferred, the remainder of revenue is invoiced on a monthly or quarterly basis as services are performed and does not create a contract asset or liability.

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, other direct and indirect costs incurred in recently completed contracts,

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

market conditions, and client specific other cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Where there are product sales, the attribution of revenue is made when FOB-destination delivery occurs (control transfers), which is the standard shipment terms, and therefore at a point in time. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in either Deferred revenue or Other long-term liabilities, as applicable, in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

are periodically reviewed for impairment. As of December 31, 2018, the Company has a deferred asset of $8.2 million related to the sales commissions.

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

Practical Expedients and Exemptions

Some of the Company’s service contracts are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Also in alignment with ASC 606-10-50-14, the Company does not disclose the value of unsatisfied performance obligations for contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. Additionally, the Company’s standard payment terms are less than one year. Given the foregoing, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Pursuant to the Company’s election of the practical expedient under ASC 606-10-32-2A, sales, value add, and other taxes that are collected from customers concurrent with revenue-producing activities, which the Company has an obligation to remit to the governmental authorities, are excluded from revenue.

2017 and Prior Revenue

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

Revenue also consists of services for agent training, program launch, professional consulting, fully-hosted or managed technology and learning innovation. These service offerings may contain multiple element arrangements whereby the Company determines if those service offerings represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on its best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

offerings, and customer classifications. Once the Company allocates revenue to each deliverable, it recognizes revenue when all revenue recognition criteria are met.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASC 606, using the modified retrospective method. The adoption of ASC 606 resulted in the deferral of certain fees that had already been recognized in prior periods. The Company recorded a net reduction to opening retained earnings of $10.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, summarized as follows (in thousands):

	December 31,	Adjustments Due to	January 1,
	2017	ASU 2014-09	2018
Balance Sheet
Assets
Prepaids and other current assets	$63,971	$10,797	$74,768
Deferred tax assets	12,012	4,006	16,018

Liabilities
Deferred revenue	$21,650	$24,785	$46,435

Equity
Retained earnings	$721,664	$(9,982)	$711,682

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	Year Ended December 31, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Statements of Comprehensive Income
Revenue	$1,509,171	$1,500,171	$9,000
Cost of services	1,157,927	1,153,299	4,628
Provision for income taxes	16,483	15,215	1,268
Net income	$39,755	$36,651	$3,104

	As of December 31, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Prepaids and other current assets	$88,487	$82,319	$6,168
Deferred tax assets	15,523	12,708	2,815

Liabilities
Deferred revenue	$44,926	$29,140	$15,786

Equity
Retained earnings	$725,551	$732,354	$(6,803)

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and making targeted changes to lessor accounting. The ASU also requires new disclosures regarding the amounts, timing, and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on or after December 15, 2018 and early adoption is permitted. The Company assigned a project manager, completed the assessment phase, has selected a software solution and other tracking methods, loaded and validated all data into the tool, and has finalized its implementation approach.

The Company has evaluated the adoption impact of the accounting guidance on its Consolidated Financial Statements. The new guidance will primarily impact the balance sheet by establishing a right to use asset and corresponding lease liability in our consolidated balance sheet for those leases that were previously classified as operating leases.

The new leasing standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has elected the following in its transition and implementation approach:

1.

As a result of the targeted improvements issued in July 2018, the Company has elected the effective date as the date of initial application (i.e. January 1, 2019). The election allows the Company to recognize the effects of the implementation of ASC 842 as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate), in the period of adoption. There is no restatement of comparative periods under this approach.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

2.

The Company has elected the package of practical expedients that allows the Company not to reassess (a) whether any expired or existing contracts are leases or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs.

3.	The Company will not use hindsight during transition in determining the lease term and assessing impairment of the entity’s right-of-use assets.
4.	The Company will elect to not separate non-lease components from the lease components for certain asset classes, while separating in other asset classes.
5.	The Company will not apply the recognition requirements in ASC 842 for leases with a term of 12 months or less.

The Company is in the process of implementing procedures with our new lease accounting system and finalizing related internal controls to meet the requirements of ASU 2016-02. The Company does expect ASU 2016-02 to have a material impact on our consolidated balance sheet, as we expect to record significant right-of-use assets and corresponding lease liabilities. However, the Company does not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statement of comprehensive income or cash flows. The Company will be in a position to report under this new standard in the first quarter of 2019.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends and simplifies existing guidance for derivatives and hedges including aligning accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs. The changes include designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company has assessed the impact on the consolidated statements and related disclosures and notes there will be no material impacts when adopted on January 1, 2019.

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

(2)ACQUISITIONS AND DIVESTITURES

Strategic Communications Services

On April 30, 2018, the Company acquired all of the outstanding equity securities of Strategic Communications Services, Ltd (“SCS”). SCS provides services as a system integrator for multichannel contact center platforms, including CISCO. The Company offers in-house, managed and outsourced network, information, communications and contact center services to leading brands throughout Europe. This business has been integrated into the Company’s CTS segment.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. During the fourth quarter of 2018, a $0.3 million net benefit was recorded related to  a fair value adjustment of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2018, 2019 and 2020. The benefit was included in Other Income (Expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2018, the fair value of the contingent consideration was $2.4 million, of which zero and $2.4 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$4,530
Accounts receivable, net	985
Prepaid expenses	39
Customer relationships	3,619
Goodwill	1,231
$10,404

Accounts payable	$216
Accrued employee compensation and benefits	27
Accrued expenses	21
Deferred tax liabilities	629
$893

Total purchase price	$9,511

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Motif

On November 8, 2017, the Company agreed to acquire all of the outstanding shares in Motif, Inc., a California corporation (“Motif”). Motif is a digital fraud prevention and detection, and content moderation services company serving eCommerce marketplaces, online retailers, travel agencies and financial services companies. Motif provides omni-channel community moderation services via voice, email and chat from delivery centers in India and the Philippines via approximately 2,700 employees.  Motif has been integrated into the CMS segment.

The acquisition will be implemented through two separate transactions.  In November 2017, the Company completed the acquisition of 70% of all outstanding shares in Motif from private equity and certain individual investors for $46.8 million, subject to customary representations and warranties, and working capital adjustments. The Company also agreed to purchase the remaining 30% interest in Motif from Motif’s founders (“Founders’ Shares”) no later than May 2020 (“30% buyout period”). The Company agreed to pay for the Founders’ Shares at a purchase price to be determined on Motif’s fiscal year 2020’s adjusted normalized EBITDA, $5.0 million in cash, and 30% of the excess cash present in the business at the time of the buyout; or if the buyout occurs prior to May 2020, based on the trailing twelve months EBITDA, calculated from the most recently completed full monthly period ending prior to the date of the buyout triggering event, $5.0 million in cash, and 30% of the excess cash in the business at that point. In connection with this mandatory buyout, the Company has recorded a $37.8 million liability as of December 31, 2018 which is included in Other long-term liabilities in the Consolidated Balance Sheet. As a part of the transition, the Motif founders agreed to continue to stay as executives in the acquired business, at least through the 30% buyout period, and not to compete with the Company with respect to the acquired business.

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

In the fourth quarter of 2018, the Company finalized its valuation of Motif for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2018 and 2017 noted above contributed revenues of $190.1 million and $100.3 million, and a net income (loss) of $5.0 million and $(4.2) million, inclusive of $6.5 million and $2.6 million of acquired intangible amortization, to the Company for the years ended December 31, 2018 and 2017, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The unaudited proforma financial results for the twelve months ended 2018 and 2017 combines the consolidated results of the Company, SCS, BH, Motif, and Connextions assuming the acquisitions had been completed on January 1, 2017.  The reported revenue and net income of  $1,477.4 million and $7.3 million would have been $1,560.1 million and $13.6 million for the twelve months ended December 31, 2017, respectively, on an unaudited proforma basis.

For 2018,  the reported revenue and net income of $1,509.2 million and $35.8 million would have been $1,513.2 million and $36.3 million for the year ended December  31, 2018, respectively, on an unaudited proforma basis.

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

For the business unit in CSS, based on further discussions and the offer at that time, management determined that the estimated selling price assumed should be revised and an additional $2.0 million loss was recorded during the quarter ended June 30, 2018 and included in Loss on assets held for sale in the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2018, management determined that the business unit in CSS should be reclassified from assets held for sale to assets held and used. At this point, a fair value assessment of this specific balance sheet was completed and a $0.4 million gain was recorded during the quarter ended December 31, 2018. This gain in addition to the $2.0 million loss recorded earlier in 2018 were reclassified to Other Income (Expense), net in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2018. The assets and liabilities of the business are no longer separately identified as held for sale on the Consolidated Balance Sheets as of December 31, 2018 and 2017 and the estimated loss on sale recorded during 2016 has been reclassified to Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CaféX”) through the purchase of a portion of its outstanding Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX; of which $3.2 million was paid in the fourth quarter of 2016 and $1.1 million was paid in the first quarter of 2017. At December 31, 2018, the Company owns 17.2% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Divestitures

Technology Solutions Group (“TSG”)

Effective June 30, 2017, the Company sold the Technology Solutions Group (“TSG”) to SKC Communication Products, LLC (“SKC”) for an upfront payment of $250 thousand and future contingent royalty payments over the next 3 years. TSG had been included in the CTS segment. During the second quarter of 2017, a $30 thousand gain, which included the write-off of $0.7 million of goodwill, was recorded and included in the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of 2017, a $141 thousand gain was recorded as a result of TSG delivering to SKC working capital in excess of the target set forth in the stock purchase agreement, and the gain was included in the Consolidated Statements of Comprehensive Income (Loss). In the aggregate, TTEC received $0.3 million and $2.0 million for the fourth quarter and year ended December 31, 2018,  respectively, related to quarterly royalty payments which were included in Other Income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$1,129,048	$—	$1,129,048	$57,864	$49,161
Customer Growth Services	141,324	—	141,324	2,501	9,839
Customer Technology Services	170,559	(345)	170,214	7,002	26,634
Customer Strategy Services	68,585	—	68,585	1,812	6,420
Total	$1,509,516	$(345)	$1,509,171	$69,179	$92,054

Year Ended December 31, 2017

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$1,141,779	$(19)	$1,141,760	$52,193	$78,206
Customer Growth Services	128,698	—	128,698	2,959	7,803
Customer Technology Services	138,918	(337)	138,581	7,092	12,047
Customer Strategy Services	68,326	—	68,326	2,263	2,433
Total	$1,477,721	$(356)	$1,477,365	$64,507	$100,489

Year Ended December 31, 2016

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Management Services	$924,654	$(329)	$924,325	$48,770	$50,541
Customer Growth Services	141,005	—	141,005	5,905	6,969
Customer Technology Services	141,865	(611)	141,254	10,645	933
Customer Strategy Services	68,674	—	68,674	3,355	(5,691)
Total	$1,276,198	$(940)	$1,275,258	$68,675	$52,752

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
	2018	2017	2016
Capital Expenditures
Customer Management Services	$38,617	$48,069	$40,321
Customer Growth Services	—	871	4,185
Customer Technology Services	3,957	2,308	5,217
Customer Strategy Services	876	710	1,109
Total	$43,450	$51,958	$50,832

	December 31,
	2018	2017	2016
Total Assets
Customer Management Services	$788,550	$869,594	$585,679
Customer Growth Services	42,981	41,036	71,540
Customer Technology Services	162,222	100,351	115,537
Customer Strategy Services	60,755	67,755	73,548
Total	$1,054,508	$1,078,736	$846,304

	December 31,
	2018	2017	2016
Goodwill
Customer Management Services	$114,036	$119,497	$42,589
Customer Growth Services	24,439	24,439	24,439
Customer Technology Services	41,979	40,839	41,500
Customer Strategy Services	24,179	24,952	24,153
Total	$204,633	$209,727	$132,681

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2018	2017	2016
Revenue
United States	$862,026	$820,597	$693,023
Philippines	351,829	353,122	351,853
Latin America	109,104	130,082	122,347
Europe / Middle East / Africa	67,163	62,597	65,866
Canada	61,071	74,252	13,950
Asia Pacific / India	57,978	36,715	28,219
Total	$1,509,171	$1,477,365	$1,275,258

Property, plant and equipment, gross
United States	$508,202	$490,110	$441,222
Philippines	130,176	137,683	133,214
Latin America	44,065	51,451	50,605
Europe / Middle East / Africa	10,499	10,280	8,805
Canada	15,193	15,912	19,988
Asia Pacific / India	19,874	24,592	23,484
Total	$728,009	$730,028	$677,318

Other long-term assets
United States	$56,459	$46,029	$36,442
Philippines	5,188	7,753	8,194
Latin America	1,329	1,475	1,161
Europe / Middle East / Africa	544	(750)	1,099
Canada	241	324	514
Asia Pacific / India	1,680	4,326	110
Total	$65,441	$59,157	$47,520

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$355,107	$392,823
Less: Allowance for doubtful accounts	(4,145)	(921)
Accounts receivable, net	$350,962	$391,902

Activity in the Company’s Allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2018	2017	2016
Balance, beginning of year	$921	$662	$2,176
Provision for doubtful accounts	3,679	458	1,164
Uncollectible receivables written-off	(429)	(180)	(2,670)
Effect of foreign currency and other	(26)	(19)	(8)
Balance, end of year	$4,145	$921	$662

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of December 31, 2018, TTEC had approximately $2.7 million in pre-petition accounts receivables outstanding related to Sears and during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide services to Sears and has received assurances that the cost of its post-petition services will be covered by funds that Sears has available to satisfy its obligations to its current service providers through debtor in possession financing.

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for the year ended December 31, 2018. This client operates in the healthcare industry and is included in the CMS segment. The Company had a different client that contributed 10% of total revenue in the year ended 2016. This client operates in the communications industry and is included in the CMS segment. The revenue from these clients as a percentage of total revenue was as follows:

	Year Ended December 31,
	2018	2017	2016

Healthcare client	10%	7%	4%
Telecommunications client	7%	9%	10%

Accounts receivable from these clients was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Healthcare client	$49,245	$56,802	$22,414
Telecommunications client	$19,329	$27,111	$28,080

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients.  Based on currently available information, management does not believe significant credit risk exists as of December 31, 2018.

Accounts Receivable Factoring Agreement

On March 5, 2019, the Company entered into an Uncommitted Receivables Purchase Agreement with a third-party bank (“Bank”), whereby from time-to-time the Company may elect to sell U.S. accounts receivables of certain clients at a discount to the bank for cash on a limited recourse basis. The maximum amount of receivables sold by the Company and purchased by the Bank at any given time shall not exceed $75 million.  The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Land and buildings	$33,286	$38,858
Computer equipment and software	411,653	390,944
Telephone equipment	45,351	46,521
Furniture and fixtures	74,538	76,860
Leasehold improvements	161,960	176,467
Motor vehicles	90	158
Construction-in-progress and other	1,131	220
Property, plant and equipment, gross	728,009	730,028
Less: Accumulated depreciation and amortization	(566,486)	(566,682)
Property, plant and equipment, net	$161,523	$163,346

Depreciation and amortization expense for property, plant and equipment was $58.4 million, $57.0 million and $59.1 million for the years ended December 31, 2018,  2017 and 2016, respectively.

Included in the computer equipment and software is internally developed software of $11.2 million net and $8.5 million net as of December 31, 2018 and 2017, respectively.

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2017	Adjustments	Impairments	Currency	2018

Customer Management Services	$119,497	$(125)	$—	$(5,336)	$114,036
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	40,839	1,232	—	(92)	41,979
Customer Strategy Services	24,952	—	—	(773)	24,179
Total	$209,727	$1,107	$—	$(6,201)	$204,633

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2016	Adjustments	Impairments	Currency	2017

Customer Management Services	$42,589	$73,934	$—	$2,974	$119,497
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	41,500	(661)	—	—	40,839
Customer Strategy Services	24,153	—	—	799	24,952
Total	$132,681	$73,273	$—	$3,773	$209,727

Impairment

The Company has four reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2018, the date of the annual impairment testing, the Company concluded that for all four of the reporting units the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used a market approach and an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

•	Revenue projections, including revenue growth during the forecast periods ranging from (23.9)% to 32.2%;
•	EBITDA margin projections held relatively flat over the forecast periods ranging from 10.5% to 20.0%;
•	Estimated income tax rates of 26.0% to 27.6%;
•	Estimated capital expenditures ranging from $0.8 million to $47.5 million; and
•

Discount rates ranging from 10% to 14.5% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2017	Amortization	Impairments	Adjustments	Currency	2018
Customer relationships, gross	$127,431	$—	$—	$1,956	$(5,860)	$123,527
Customer relationships - accumulated amortization	(35,217)	(10,546)	—	1,203	1,337	(43,223)
Other intangible assets, gross	4,784	—	—	—	(209)	4,575
Other intangible assets - accumulated amortization	(3,913)	(212)	—	—	157	(3,968)
Other intangible assets, net	$93,085	$(10,758)	$—	$3,159	$(4,575)	$80,911

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2016	Amortization	Impairments	Adjustments	Currency	2017
Customer relationships, gross	$53,402	$—	$(6,120)	$78,320	$1,829	$127,431
Customer relationships - accumulated amortization	(27,810)	(7,213)	3,230	(3,230)	(194)	(35,217)
Other intangible assets, gross	4,589	—	(3,701)	3,852	44	4,784
Other intangible assets - accumulated amortization	(3,978)	(254)	2,930	(2,929)	318	(3,913)
Trade name - indefinite life	5,665	—	(5,322)	—	(343)	—
Other intangible assets, net	$31,868	$(7,467)	$(8,983)	$76,013	$1,654	$93,085

The acquisitions and adjustments recorded during 2018 relate to the purchase of SCS (see Note 2 for further information) and the fair value of the CSS-PRG balance sheet (see below).

The acquisitions and adjustments recorded during 2017 relate to the purchase of Connextions and Motif (see Note 2 for further information) and the impairment of intangible assets during the fourth quarter of 2017 (see below).

CTS - eLoyalty

During the fourth quarter of 2017 in connection with the rebranding of the consolidated company, management determined that it would no longer be using the name of eLoyalty and would be transitioning to TTEC Digital. Based on this change in branding strategy, an evaluation of the indefinite-lived trade name was completed and it was determined that the fair value of the asset was zero. The Company recorded an impairment expense of $3.3 million in the three months ended December 31, 2017 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

CSS - PRG

During the fourth quarter of 2017 in connection with the rebranding of the consolidated company and the full integration of the CSS segment, management determined that it will no longer be using the name of PRG and would be transitioning all CSS entities to TTEC Consulting. Based on this change in branding strategy, an evaluation of the indefinite-lived trade name was completed and it was determined that the fair value of the asset was zero. The Company recorded impairment expense of $2.0 million in the three months ended December 31, 2017 which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2018, in connection with reclassifying a business unit from assets held for sale to assets held and used, a fair value assessment was completed and it was determined that due to continuing estimated losses, the fair value of the customer relationship balance was zero. The Company recorded a $0.7 million fair value adjustment during the fourth quarter of 2018 which was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Customer relationships are being amortized over the remaining weighted average useful life of 8.2 years and other intangible assets are being amortized over the remaining weighted average useful life of 4.6 years. Amortization expense related to intangible assets was $10.8 million, $7.5 million and $9.5 million for the years ended December 31, 2018,  2017 and 2016, respectively.

Expected future amortization of other intangible assets as of December 31, 2018 is as follows (in thousands):

2019	$10,557
2020	9,341
2021	8,840
2022	8,156
2023	7,619
Thereafter	36,398
Total	$80,911

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2018, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2018,  2017 and 2016 (in thousands and net of tax):

	Year Ended December 31,
	2018	2017	2016

Aggregate unrealized net gain/(loss) at beginning of period	$(15,746)	$(32,393)	$(26,885)
Add: Net gain/(loss) from change in fair value of cash flow hedges	20,278	31,053	11,242
Less: Net (gain)/loss reclassified to earnings from effective hedges	(12,810)	(14,406)	(16,750)
Aggregate unrealized net gain/(loss) at end of period	$(8,278)	$(15,746)	$(32,393)

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2018 and 2017 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2018	Amount	Amount		12 months	Through
Philippine Peso	6,710,000	130,957	(1)	60.7%	December 2021
Mexican Peso	1,091,500	57,708		53.0%	December 2021
		$188,665

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2017	Amount	Amount
Philippine Peso	10,685,000	219,917	(1)
Mexican Peso	1,609,000	93,589
		$313,506

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2018 and December 31, 2017.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2018 and 2017, the total notional amount of the Company’s forward contracts used as fair value hedges was $70.4 million and $176.2 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$814	$—	$60
Other long-term assets	215	—	—
Other current liabilities	(8,861)	—	(104)
Other long-term liabilities	(3,484)	—	—
Total fair value of derivatives, net	$(11,316)	$—	$(44)

	December 31, 2017
	Designated		Not Designated
	as Hedging		as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign
Derivative contract type:	Exchange	Rate	Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$220	$—	$1,603
Other long-term assets	393	—	—
Other current liabilities	(15,603)	—	(133)
Other long-term liabilities	(11,266)	—	—
Total fair value of derivatives, net	$(26,256)	$—	$1,470

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018		2017
	Designated as Hedging		Designated as Hedging
Designation:	Instruments		Instruments
	Foreign	Interest	Foreign	Interest
Derivative contract type:	Exchange	Rate	Exchange	Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(12,810)	$—	$(14,336)	$(70)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(17,548)	$—	$(22,792)	$—
Interest expense	—	—	—	(115)

Year Ended December 31,
	2018		2017
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange
	Forward		Forward
Derivative classification:	Contracts	Fair Value	Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Cost of services	$—	$—	$—	$—
Other income (expense), net	—	(7,436)	—	1,350

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

The following presents information as of December 31, 2018 and 2017 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2018, the investment in CaféX Communications, Inc., which consists of the Company’s total $15.6 million investment was fully impaired to zero (see Note 2).

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2018 and 2017, the Company had $282.0 million and $344.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2018 and 2017, borrowings accrued interest at an average rate of 3.1% and 2.2% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2018, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,316)	$—	$(11,316)
Fair value hedges	—	(44)	—	(44)
Total net derivative asset (liability)	$—	$(11,360)	$—	$(11,360)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(26,256)	$—	$(26,256)
Fair value hedges	—	1,470	—	1,470
Total net derivative asset (liability)	$—	$(24,786)	$—	$(24,786)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(14,836)	$—
Derivative instruments, net	—	(11,360)	—
Contingent consideration	—	—	(2,363)
Total liabilities	$—	$(26,196)	$(2,363)

As of December 31, 2017

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(13,219)	$—
Derivative instruments, net	—	(24,786)	—
Contingent consideration	—	—	(399)
Total liabilities	$—	$(38,005)	$(399)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisition of SCS. This contingent payable was recognized at fair  value using a discounted cash flow approach and a discount rate of 4.7%. The measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payables reached their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2017	Acquisitions	Payments	Adjustments	2018

Welltok	$399	$—	$(399)	$—	$—
SCS	—	2,731	—	(368)	2,363
Total	$399	$2,731	$(399)	$(368)	$2,363

				Imputed
	December 31,			Interest /	December 31,
	2016	Acquisitions	Payments	Adjustments	2017

Welltok	$1,250	$—	$(851)	$—	$399
Atelka	558	—	(582)	24	—
Total	$1,808	$—	$(1,433)	$24	$399

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(13,926)	$10,909	$(6,216)
Foreign	70,164	77,978	56,514
Total	$56,238	$88,887	$50,298

The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative “base erosion and anti-abuse tax” (“BEAT”), and an incremental tax on global intangible low taxed foreign income (“GILTI”) effective January 1, 2018. In addition, the law imposes a one-time mandatory repatriation tax on accumulated post-1986 foreign earnings on domestic corporations effective for the 2017 tax year. As of December 31, 2018, the Company has completed its analysis of the impacts of the 2017 Tax Act within the measurement period in accordance with SAB 118, and no material adjustment was recorded to the 2017 estimate.

The significant components of this expense include (i) the remeasurement of net deferred tax assets at the lower enacted U.S. federal corporate tax rate, (ii) the deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and (iii) other miscellaneous tax impacts.

While the Company’s accounting for the recorded impact of the 2017 Tax Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (“IRS”) could impact the Company’s recorded amounts in future periods.

The Company’s selection of an accounting policy with respect to both the new GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2018 annual financial statements.

No changes in indefinite reinvestment assertion were made during the year. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision for (benefit from)
Federal	$2,771	$48,556	$(373)
State	2,754	99	372
Foreign	18,933	12,643	14,447
Total current provision for (benefit from)	24,458	61,298	14,446
Deferred provision for (benefit from)
Federal	(943)	14,441	(2,390)
State	(138)	707	103
Foreign	(6,894)	1,629	704
Total deferred provision for (benefit from)	(7,975)	16,777	(1,583)
Total provision for (benefit from) income taxes	$16,483	$78,075	$12,863

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax per U.S. federal statutory rate (21%, 35%, 35%)	$11,810	$31,110	$17,605
State income taxes, net of federal deduction	2,003	460	(158)
Change in valuation allowances	2,191	(924)	(129)
Foreign income taxes at different rates than the U.S.	(3,758)	(14,417)	(10,206)
Foreign withholding taxes	785	323	590
Losses in international markets without tax benefits	(68)	1,098	2,474
Nondeductible compensation under Section 162(m)	615	647	104
Liabilities for uncertain tax positions	1,105	1,607	(133)
Permanent difference related to foreign exchange gains	136	142	388
(Income) losses of foreign branch operations	475	(824)	(635)
Non-taxable earnings of noncontrolling interest	(594)	(1,030)	(1,128)
Foreign dividend less foreign tax credits	(1,748)	(4,798)	(4,646)
Decrease (increase) to deferred tax asset - change in tax rate	(1,944)	1,101	443
State income tax credits	19	207	100
Foreign earnings taxed currently in U.S.	3,976	3,143	3,673
Taxes related to prior year filings	(1,659)	(865)	2,554
Taxes related to acquisition accounting	2,110	—	—
Transition tax	—	61,569	—
Other	1,029	(474)	1,967
Income tax per effective tax rate	$16,483	$78,075	$12,863

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$8,724	$8,597
Allowance for doubtful accounts, insurance and other accruals	3,301	2,197
Amortization of deferred rent liabilities	2,614	2,352
Net operating losses	18,475	17,887
Equity compensation	1,348	1,481
Customer acquisition and deferred revenue accruals	13,894	7,026
Federal and state tax credits, net	549	50
Unrealized losses on derivatives	2,035	3,137
Impairment of equity investment	4,221	—
Other	1,001	1,557
Total deferred tax assets, gross	56,162	44,284
Valuation allowances	(10,867)	(9,526)
Total deferred tax assets, net	45,295	34,758
Deferred tax liabilities
Depreciation and amortization	(15,547)	(12,850)
Contract acquisition costs	(8,519)	(5,331)
Intangible assets	(15,890)	(15,405)
Other	(187)	(446)
Total deferred tax liabilities	(40,143)	(34,032)
Net deferred tax assets	$5,152	$726

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2018 the Company had approximately $3.0 million of net deferred tax assets in the U.S. and $2.2 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2018 the deferred tax valuation allowance was $10.9 million and related primarily to tax losses in foreign jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2018, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $1.6 million increase related to capital loss carry forwards and other credit carry forwards not expected to be utilized, a $1.4 million increase in valuation allowance in the United Kingdom, Ireland, Canada, Luxembourg, Turkey and Australia for deferred tax assets that do not meet the “more-likely-than-not” standard, and a $1.6 million release of valuation allowance in Argentina, New Zealand, Belgium, and the United States and various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$9,526	$9,949	$10,139
Additions of deferred income tax expense	2,913	2,044	1,914
Reductions of deferred income tax expense	(1,572)	(2,467)	(2,104)
Ending balance	$10,867	$9,526	$9,949

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2018, after consideration of all tax loss and tax credit carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2019	$86
2020	146
2021	91
2022	—
After 2022	12,361
No expiration	5,791
Total	$18,475

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements, with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2020. The aggregate benefit to income tax expense for the years ended December 31, 2018,  2017 and 2016 was approximately $8.2 million, $11.9 million and $12.4 million, respectively, which had a favorable impact on diluted net income per share of $0.18,  $0.26 and $0.27, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2018,  2017 and 2016 was approximately $1.4 million,  $1.8 million and $693 thousand, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $4.8 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively. The liability for uncertain tax positions was decreased by $2.1 million during 2018 for the release of uncertain tax positions related to the closing of statues of limitations and increased by $3.6 million relating to new positions.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2018 is presented below (in thousands):

Balance as of December 31, 2015	$2,709
Additions for current year tax positions	826
Reductions in prior year tax positions	(1,153)
Balance as of December 31, 2016	2,382
Additions for current year tax positions	916
Reductions in prior year tax positions	—
Balance as of December 31, 2017	3,298
Additions for current year tax positions	3,600
Reductions in prior year tax positions	(2,114)
Balance as of December 31, 2018	$4,784

At December 31, 2018, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $6.2 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits may be reduced by $2.5 million as a result of the expiration of various statutes of limitation or other confirmations of tax positions.

In accordance with ASC 740, during the second quarter of 2018, $1.1 million of liability was released due to the closing of statues of limitations. During the third quarter of 2018, $2.0 million of liability was released due to the closing of statutes of limitations and changes calculated as allowed under SAB 118 related to the 2017 Tax Act. During the fourth quarter of 2018, the Company recorded liabilities of $3.6 million related to new uncertain tax positions.

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

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2018 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2015 to present
Australia	2014 to present
Brazil	2013 to present
Canada	2010 to present
Mexico	2013 to present
Philippines	2015 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2015 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010,  the Philippines for tax year 2015, Belgium for tax years 2016 and 2017,  the state of New York for tax years 2015 through 2017, and the state of Minnesota in the United States for tax years 2014 through 2016.  The Company received a report of initial deficiency tax findings from the Philippines Bureau of Internal Revenue (“BIR”) related to the 2015 tax year. The Company does not agree with the amount in question and is working closely with the BIR to clarify and resolve the outstanding discrepancies. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2018,  2017 and 2016, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in all of its segments to better align the capacity and workforce with current business needs.

During 2017, several restructuring activities were completed related to the purchase of Connextions (see Note 2) including the closure of two delivery centers that came with the acquisition. During 2017, a net $0.4 million severance accrual was recorded in relation to these closures. In conjunction with closing these two delivery centers, a $0.6 million termination fee and a $1.4 million net lease liability and applicable expenses  were recorded as of December 31, 2017. These net charges were included in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2017. During 2018, in connection with one of these delivery centers, an early termination option was exercised and a $1.9 million fee was expensed and recorded in Restructuring, net in the Consolidated Statements of Comprehensive Income (Loss).

During 2018, TTEC determined it would close several other delivery centers and a net $1.1 million and $1.8 million in the CMS and CGS segments, respectively, were expensed related to early termination fees and cease use lease accruals. These expenses are included in the Restructuring and integration charges, net in the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2018.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of the expenses recorded for restructuring and included in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018,  2017 and 2016, respectively, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reduction in force
Customer Management Services	$694	$1,012	$2,837
Customer Growth Services	—	—	147
Customer Technology Services	—	94	324
Customer Strategy Services	133	55	92
Total	$827	$1,161	$3,400

	Year Ended December 31,
	2018	2017	2016
Facility exit and other charges
Customer Management Services	$3,550	$2,050	$959
Customer Growth Services	1,754	—	—
Customer Technology Services	—	84	33
Customer Strategy Services	—	85	—
Total	$5,304	$2,219	$992

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2016	$1,468	$98	$1,566
Expense	1,316	2,219	3,535
Payments	(1,892)	(908)	(2,800)
Changes due to foreign currency	(43)	—	(43)
Changes in estimates	(155)	—	(155)
Balance as of December 31, 2017	694	1,409	2,103
Expense	1,021	5,303	6,324
Payments	(937)	(3,480)	(4,417)
Changes due to foreign currency	(169)	(6)	(175)
Changes in estimates	(193)	—	(193)
Balance as of December 31, 2018	$416	$3,226	$3,642

The remaining restructuring accruals are expected to be paid or extinguished during 2019 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2018,  2017 and 2016, the Company recognized impairment losses related to leasehold improvement assets of $1.1 million, zero and zero, respectively, in its CMS segment.

(12)INDEBTEDNESS

Credit Facility

On October 30, 2017,  the Company entered into a Third Amendment to the June 3, 2013 Amended and Restated Credit Agreement and Amended and Restated Security Agreement (collectively the “Credit Agreement”) for a senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders led by Wells Fargo Bank, National Association. The Credit Agreement provides for a secured revolving credit facility that matures on February 11, 2021 with a maximum aggregate commitment of $1.2 billion.

On February 14, 2019, the Company entered into a Fourth Amendment to its Amended and Restated Credit Agreement and Amended and Restated Security Agreement originally dated as of June 3, 2013 (collectively the “Credit Agreement”) for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (the “Credit Facility”). The amended Credit Agreement provides for a secured revolving Credit Facility that matures on February 14, 2024.

Other than the extension of the Credit Facility’s maturity date and a few material terms outlined below, the material terms of the Credit Facility, including pricing and collateral, are substantially the same as those previously disclosed as part of the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (“2016 Credit Facility”).

The maximum commitment under the Credit Facility is $900.0 million, with an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.150% per annum from the Credit Facility inception date until a compliance certificate is provided by the Company in connection with its quarterly financial statements for the quarter ended March 31, 2019, and thereafter as previously disclosed and as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that the Company is now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum Interest Coverage Ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25 percent of the average book value of all accounts receivable over the most recent twelve month period.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends, and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2018, and 2017, the Company had borrowings of $282.0 million and $344.0 million, respectively, under its Credit Agreement, and its average daily utilization was $514.7 million and $494.7 million for the years ended December 31, 2018 and 2017, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $360.0 million as of December 31, 2018. As of December 31, 2018, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred Revenue - Current	$44,926	$21,650
Deferred Revenue - Long-term	33,247	9,632
Total Deferred Revenue	$78,173	$31,282

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred Costs - Current	$23,539	$13,649
Deferred Costs - Long-term	34,042	9,654
Total Deferred Costs	$57,581	$23,303

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2017	$31,282
Additions	155,096
Amortization	(108,205)
Balance as of December 31, 2018	$78,173

(14)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2018, outstanding letters of credit under the Credit Agreement totaled $3.1 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2018, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(15)LEASES

The Company has various operating leases primarily for customer engagement centers, equipment, and office space, which generally contain renewal options. Rent expense under operating leases was approximately $43.7 million, $46.3 million and $39.5 million for the years ended December 31, 2018,  2017 and 2016, respectively.

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ends May 31, 2021.

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

	Operating	Sub-Lease
	Leases	Income
2019	$47,379	$(2,624)
2020	36,045	(2,631)
2021	30,678	(276)
2022	26,584	—
2023	17,226	—
Thereafter	25,362	—
Total	$183,274	$(5,531)

The Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2018 and 2017 was $16.6 million and $15.7 million, respectively.

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

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2017	Modifications	Accretion	Settlements	2018

ARO liability total	$1,938	$1,153	$14	$(623)	$2,482

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2016	Modifications	Accretion	Settlements	2017

ARO liability total	$1,861	$317	$7	$(247)	$1,938

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

(16)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2015	$(71,196)	$(26,885)	$(3,284)	$(101,365)

Other comprehensive income (loss) before reclassifications	(20,812)	11,242	1,902	(7,668)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16,750)	(1,181)	(17,931)
Net current period other comprehensive (income) loss	(20,812)	(5,508)	721	(25,599)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Accumulated other comprehensive income (loss) at December 31, 2016	$(92,008)	$(32,393)	$(2,563)	$(126,964)

Other comprehensive income (loss) before reclassifications	7,908	31,053	575	39,536
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14,406)	(470)	(14,876)
Net current period other comprehensive income (loss)	7,908	16,647	105	24,660

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(30,068)	20,278	712	(9,078)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12,810)	(404)	(13,214)
Net current period other comprehensive income (loss)	(30,068)	7,468	308	(22,292)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2018	2017	2016	(Loss) Classification

Derivative valuation
Loss on foreign currency forward exchange contracts	$(17,548)	$(22,792)	$(28,025)	Revenue
Loss on interest rate swaps	—	(115)	(534)	Interest expense
Tax effect	4,738	8,501	11,809	Provision for income taxes
	$(12,810)	$(14,406)	$(16,750)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(446)	$(522)	$(1,310)	Cost of services
Tax effect	42	52	129	Provision for income taxes
	$(404)	$(470)	$(1,181)	Net income (loss)

(17)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Shares used in basic earnings per share calculation	46,064	45,826	47,423
Effect of dilutive securities:
Stock options	6	10	10
Restricted stock units	314	536	286
Performance-based restricted stock units	1	10	17
Total effects of dilutive securities	321	556	313
Shares used in dilutive earnings per share calculation	46,385	46,382	47,736

For the years ended December 31, 2018,  2017 and 2016, there were zero,  zero and 60 thousand options to purchase shares of common stock or performance-based restricted stock that were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2018,  2017 and 2016, restricted stock units of 212 thousand,  21 thousand, and 71 thousand, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(18)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $5.2 million, $5.7 million and $5.1 million for the years ended December 31, 2018,  2017 and 2016, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Equity Compensation Plans

In May 2010, the Company adopted the TeleTech Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. The 2010 Plan also provides for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees generally vest over four to five years and have a contractual life of ten years. Options issued to Directors vest over one year and have a contractual life of ten years. As of December 31, 2018, a total of 4.0 million shares were authorized and 1.0 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2018,  2017, and 2016, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $12.1 million, $11.9 million and $9.8 million, respectively. For 2018,  2017 and 2016, of the total compensation expense, $4.7 million, $4.1 million and $3.1 million was recognized in Cost of services and $7.4 million, $7.8 million and $6.7 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2018,  2017, and 2016, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $3.7 million, $6.8 million and $5.0 million, respectively.

Restricted Stock Units

2016,  2017 and 2018 RSU Awards: The Company granted RSUs in 2016,  2017 and 2018 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2016,  2017 and 2018 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2018,  2017, and 2016 was $35.15,  $29.56, and $26.60, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2018,  2017, and 2016 was $12.5 million, $10.6 million, and $10.8 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2017	1,290,427	$27.87
Granted	482,398	$35.15
Vested	(458,444)	$27.35
Cancellations/expirations	(172,943)	$30.38
Unvested as of December 31, 2018	1,141,438	$30.78

All RSUs vested during the year ended December 31, 2018 were issued out of treasury stock. As of December 31, 2018, there was approximately $23.1 million of total unrecognized compensation expense and approximately $32.6 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.4 years using the straight-line method.

Stock Options

There were no stock options granted during 2018,  2017 or 2016. The total intrinsic value of options exercised during the years ended December 31, 2018,  2017 and 2016 was $156 thousand, $194 thousand and $400 thousand, respectively. The total fair value of stock options vested during the years ended December 31, 2018,  2017 and 2016 was zero, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2018,  2017 and 2016 was $0.2 million, $2.1 million and $0.4 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2018,  2017 and 2016 was $0.0 million, $0.0 million and $0.2 million, respectively. Shares issued for options exercised during the year ended December 31, 2018 were issued out of treasury stock.

(19)STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2018, the cumulative authorized repurchase allowance was $762.3 million. During the year ended December 31, 2018, the Company purchased no additional shares. Since inception of the program, the Company has purchased 46.1 million shares for $735.8 million. As of December 31, 2018, the remaining allowance under the program was approximately $26.6 million. For the period from January 1, 2019 through February 28, 2019, the Company did not purchase additional shares. The stock repurchase program does not have an expiration date.

(20)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During 2018,  2017 and 2016, the Company expensed $1.1 million, $1.1 million and $1.0 million, respectively, to Avion and Airmax for services provided to the Company. There was $122 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2018.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed, after an arms-length market pricing review, in the fourth quarter of 2016. The majority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2018, 2017 and 2016,  the Company expensed $60 thousand, $70 thousand and $100 thousand, respectively, to Convercent.

During 2015, the Company entered into a contract to purchase software from CaféX, which is a company that TTEC holds a 17.2% equity investment in. During 2018,  2017 and 2016, the Company purchased $44 thousand,  $72 thousand and $405 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned by one of the Motif Founders. The lease expires in 2019 and has future payments of approximately $8 thousand.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in Welltok TTEC Communications joint venture. During the years ended December 31, 2018 and 2017, the Company recorded revenue of $5.7 million and $5.5 million, respectively, in connection with work performed through the joint venture.

(21)OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2018	2017
Employee health and dental insurance	$3,987	$5,312
Workers compensation	1,802	1,631
Total self-insurance liabilities	$5,789	$6,943

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(22)QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2018 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$375,249	$349,853	$364,936	$419,133
Cost of services	283,370	274,260	286,925	313,372
Selling, general and administrative	47,045	44,245	43,321	47,817
Depreciation and amortization	17,924	16,811	17,317	17,127
Restructuring and integration charges, net	849	1,034	2,716	1,532
Impairment losses	1,120	—	—	332
Income from operations	24,941	13,503	14,657	38,953
Other income (expense)	(16,907)	(6,553)	(6,020)	(6,336)
Provision for income taxes	(2,102)	(653)	(1,893)	(11,835)
Non-controlling interest	(1,341)	(779)	(1,369)	(449)
Net income attributable to TTEC stockholders	$4,591	$5,518	$5,375	$20,333

Weighted average shares outstanding
Basic	45,871	46,016	46,172	46,193
Diluted	46,452	46,401	46,316	46,390

Net income per share attributable to TTEC stockholders
Basic	$0.10	$0.12	$0.12	$0.44
Diluted	$0.10	$0.12	$0.12	$0.44

Included in Other income (expense) in the first quarter is a $15.6 million expense related to the impairment of the full value of an equity investment and related bridge loan. Also included is a $0.7 million gain on the purchase of an acquisition.

Included in Other income (expense) in the second quarter and fourth quarter was a $2.0 million loss and a $0.4 million gain, respectively, related to a business unit which was classified as assets held for sale but subsequently reclassified to assets held and used.

Included in Other Income (expense) for each of the quarters is an interest expense charge related to the future purchase for the remaining 30% of the Motif acquisition - $1.9 million, $3.1 million, $3.0 million and $1.9 million in the first, second, third and fourth quarters, respectively.

Included in the Provision for Income Taxes is a $3.6 million expense in the fourth quarter, a $1.1 million benefit in the third quarter, a $1.0 million benefit in the second quarter related to changes in tax contingent liabilities, a $3.0 million benefit in the fourth quarter, a $0.2 million expense in the third quarter, a $0.5 million benefit in the second quarter related to return to provision adjustments, a $4.2 million benefit in the first quarter related to impairment of an equity investment, a $0.2 million expense in the first quarter, $0.1 million of expense in the second quarter, $0.1 million of expense in the third quarter and $0.1 million of expense in the fourth quarter related to the disposition of assets, a $1.5 million expense in the fourth quarter related to changes in valuation allowances, a $0.1 million benefit in the first quarter, a $0.2 million benefit in the second quarter and a $0.4 million benefit in the third quarter related to excess taxes on equity compensation, a $0.5 million benefit in the fourth quarter, a $0.7 million benefit in the third quarter, a $0.2 million benefit in the second quarter, a $0.6 million benefit in the first quarter related to restructuring charges, a $0.9 million benefit in the fourth quarter, $0.1 million of expense in the third quarter and a $0.2 million expense in the first quarter of other items. Without these items our effective tax rate for the year ended December 31, 2018 would have been 25.6%.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2017 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$338,277	$353,429	$359,036	$426,623
Cost of services	253,898	268,004	275,548	312,618
Selling, general and administrative	43,220	43,985	45,167	49,942
Depreciation and amortization	14,500	16,258	16,515	17,234
Restructuring and integration charges, net	169	3,593	6,006	4,897
Impairment losses	—	—	—	5,322
Income from operations	26,490	21,589	15,800	36,610
Other income (expense)	(932)	(4,198)	1,846	(8,318)
Provision for income taxes	(5,391)	(1,597)	(2,071)	(69,016)
Non-controlling interest	(922)	(1,100)	(806)	(728)
Net income (loss) attributable to TTEC stockholders	$19,245	$14,694	$14,769	$(41,452)

Weighted average shares outstanding
Basic	45,950	45,662	45,838	45,856
Diluted	46,315	46,150	46,367	46,461

Net income per share attributable to TTEC stockholders
Basic	$0.42	$0.32	$0.32	$(0.90)
Diluted	$0.42	$0.32	$0.32	$(0.89)

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

Included in the Provision for Income Taxes is $62.4 million of expense in the fourth quarter related to the US 2017 Tax Act, $0.4 million of expense in the fourth quarter, $1.3 million of expense in the third quarter and $1.3 million of benefit in the second quarter related to the disposition of assets, $1.9 million of benefit in the fourth quarter related to impairments, a $1.9 million benefit in the fourth quarter, and a $2.4 million benefit in the third quarter and a $1.5 million benefit in the second quarter related to restructuring charges. Also included is $0.6 million of expense in the fourth quarter related to changes in valuation allowances. Additionally, $0.3 million of benefit was recorded in the fourth quarter, $0.2 million of expense was recorded in the third quarter, $0.7 million of benefit recorded in the second quarter, and $0.3 million of expense was recorded in the first quarter related to return to provision adjustments. Also included in the fourth quarter was $2.1 million of benefit related to transition service agreement. Finally, a $0.2 million benefit was recorded in the fourth quarter, a $1.0 million benefit was recorded in the third quarter, a $0.7 million benefit was recorded in the second quarter and a $0.3 million benefit was recorded in the first quarter related to stock options.