Form 10-Q
period 2019-03-31
TTEC Holdings, Inc.
filed 2019-05-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common stock of TTEC Holdings, Inc., $0.01 par value per share	TTEC	NASDAQ

As of April 30, 2019, there were 46,296,816 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$89,046	$78,237
Accounts receivable, net	332,867	350,962
Prepaids and other current assets	91,468	88,487
Income tax receivable	9,270	8,791
Total current assets	522,651	526,477

Long-term assets
Property, plant and equipment, net	165,367	161,523
Operating lease assets	135,193	—
Goodwill	205,180	204,633
Deferred tax assets, net	16,717	15,523
Other intangible assets, net	78,532	80,911
Other long-term assets	65,002	65,441
Total long-term assets	665,991	528,031
Total assets	$1,188,642	$1,054,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,877	$59,447
Accrued employee compensation and benefits	101,743	83,437
Other accrued expenses	30,688	15,963
Income tax payable	19,135	12,325
Deferred revenue	40,369	44,926
Current operating lease liabilities	37,660	—
Other current liabilities	15,430	19,320
Total current liabilities	304,902	235,418

Long-term liabilities
Line of credit	242,000	282,000
Deferred tax liabilities, net	10,061	10,371
Non-current income tax payable	30,754	30,754
Deferred rent	—	16,584
Non-current operating lease liabilities	114,350	—
Other long-term liabilities	121,301	126,532
Total long-term liabilities	518,466	466,241
Total liabilities	823,368	701,659

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,296,816 and 46,194,717 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	463	462
Additional paid-in capital	353,639	353,932
Treasury stock at cost: 35,755,437 and 35,857,536 shares as of March 31, 2019 and December 31, 2018, respectively	(608,490)	(610,177)
Accumulated other comprehensive income (loss)	(119,878)	(124,596)
Retained earnings	729,930	725,551
Noncontrolling interest	9,610	7,677
Total stockholders’ equity	365,274	352,849
Total liabilities and stockholders’ equity	$1,188,642	$1,054,508

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue	$394,356	$375,249

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	293,334	283,370
Selling, general and administrative	49,720	47,045
Depreciation and amortization	16,743	17,924
Restructuring and integration charges, net	961	849
Impairment losses	1,506	1,120
Total operating expenses	362,264	350,308

Income from operations	32,092	24,941

Other income (expense)
Interest income	340	1,068
Interest expense	(5,288)	(6,459)
Other income (expense), net	798	(11,516)
Total other income (expense)	(4,150)	(16,907)

Income before income taxes	27,942	8,034

Provision for income taxes	(7,466)	(2,102)

Net income	20,476	5,932

Net income attributable to noncontrolling interest	(1,474)	(1,341)

Net income attributable to TTEC stockholders	$19,002	$4,591

Other comprehensive income (loss)
Net income	$20,476	$5,932
Foreign currency translation adjustments	1,631	(5,599)
Derivative valuation, gross	4,180	1,235
Derivative valuation, tax effect	(1,119)	(1,242)
Other, net of tax	55	108
Total other comprehensive income (loss)	4,747	(5,498)
Total comprehensive income (loss)	25,223	434

Less: Comprehensive income attributable to noncontrolling interest	(1,503)	(1,442)

Comprehensive income (loss) attributable to TTEC stockholders	$23,720	$(1,008)

Weighted average shares outstanding
Basic	46,203	45,871
Diluted	46,590	46,452

Net income per share attributable to TTEC stockholders
Basic	$0.41	$0.10
Diluted	$0.41	$0.10

Dividends declared per share outstanding	$0.30	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	4,591	1,341	5,932
Dividends to shareholders ($0.27 per common share)	—	—	—	—	—	—	—	(12,414)	—	(12,414)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(945)	(945)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,700)	—	101	(5,599)
Derivatives valuation, net of tax	—	—	—	—	—	—	(7)	—	—	(7)
Vesting of restricted stock units	—	—	117	1	1,939	(3,662)	—	—	—	(1,722)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	3,609	—	—	—	3,609
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	108	—	—	108
Balance as of March 31, 2018	—	$—	45,979	$460	$(613,738)	$351,672	$(107,903)	$707,257	$7,475	$345,223

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)
Net income	—	—	—	—	—	—	—	19,002	1,474	20,476
Dividends to shareholders ($0.30 per common share)	—	—	—	—	—	—	—	(13,864)	—	(13,864)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	1,330	1,330
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(900)	(900)
Foreign currency translation adjustments	—	—	—	—	—	—	1,602	—	29	1,631
Derivatives valuation, net of tax	—	—	—	—	—	—	3,061	—	—	3,061
Vesting of restricted stock units	—	—	102	1	1,687	(3,461)	—	—	—	(1,773)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	3,168	—	—	—	3,168
Purchases of common stock	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	55	—	—	55
Balance as of March 31, 2019	—	$—	46,297	$463	$(608,490)	$353,639	$(119,878)	$729,930	$9,610	$365,274

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$20,476	$5,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,743	17,924
Amortization of contract acquisition costs	253	362
Amortization of debt issuance costs	556	247
Imputed interest expense and fair value adjustments to contingent consideration	1,364	2,011
Provision for doubtful accounts	—	124
(Gain) loss on disposal of assets	7	18
Impairment losses	1,506	1,120
Impairment on equity investment	—	15,632
Gain (adjustment) on bargain purchase of a business	—	(685)
Deferred income taxes	(2,358)	(972)
Excess tax benefit from equity-based awards	(320)	(227)
Equity-based compensation expense	3,168	3,609
(Gain) loss on foreign currency derivatives	(42)	725
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	18,580	41,197
Prepaids and other assets	5,869	2,337
Accounts payable and accrued expenses	25,616	2,720
Deferred revenue and other liabilities	(11,455)	(24,687)
Net cash provided by operating activities	79,963	67,387

Cash flows from investing activities
Proceeds from sale of long-lived assets	15	4
Purchases of property, plant and equipment, net of acquisitions	(13,200)	(7,508)
Investments in non-marketable equity investments	—	(2,119)
Acquisitions, net of cash acquired of zero and zero, respectively	—	(460)
Net cash used in investing activities	(13,185)	(10,083)

Cash flows from financing activities
Proceeds from line of credit	253,600	630,800
Payments on line of credit	(293,600)	(672,300)
Payments on other debt	(4,498)	(1,563)
Payments of contingent consideration and hold-back payments to acquisitions	(5,537)	(399)
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(900)	(945)
Capital contribution from noncontrolling interest	1,330	—
Proceeds from exercise of stock options	—	—
Tax payments related to issuance of restricted stock units	(1,773)	(1,722)
Payments of debt issuance costs	(1,729)	—
Net cash used in financing activities	(53,107)	(46,129)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(469)	(4,018)

Increase in cash, cash equivalents and restricted cash	13,202	7,157
Cash, cash equivalents and restricted cash, beginning of period	78,237	74,437
Cash, cash equivalents and restricted cash, end of period	$91,439	$81,594

Supplemental disclosures
Cash paid for interest	$3,360	$4,201
Cash paid for income taxes	$2,476	$4,143
Non-cash investing and financing activities
Acquisition of long-lived assets through capital leases	$3,617	$4,048
Acquisition of equipment through increase in accounts payable, net	$1,780	$(372)
Dividend declared but not paid	$13,864	$12,414

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 49,300 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Lebanon, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

We are organized into two centers of excellence: TTEC Digital and TTEC Engage.

•	TTEC Digital designs and builds human centric, tech-enabled, insight-driven customer experience solutions.
•

TTEC Engage is the Company’s global delivery center of excellence that provides turnkey customer acquisition, care, revenue growth, digital fraud prevention and detection, and content moderation services.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. This unified offering is value-oriented, outcome-based, and delivered on a global scale across four business segments: two of which comprise TTEC Digital – Customer Strategy Services (“CSS”) and Customer Technology Services (“CTS”); and two of which comprise TTEC Engage – Customer Growth Services (“CGS”) and Customer Management Services (“CMS”).

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 100% interest in Motif, Inc. (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in interest-bearing investments which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$89,046	$78,237
Restricted cash included in "Prepaid and other current assets"	2,380	—
Restricted cash included in "Other noncurrent assets"	13	—
Total	$91,439	$78,237

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases, and making targeted changes to lessor accounting. The FASB also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than a retroactive restatement of all periods presented.

The Company adopted ASC 842 as of January 1, 2019 using the effective date as the date of initial application. The election allowed the Company to recognize the effects of the implementation of ASC 842 as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also has made certain assumptions in judgements when applying ASC 842. The most significant judgements are as follows:

1.

The Company elected the package of practical expedients that allowed the Company not to reassess (a) whether any expired or existing contracts are leases or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs.

2.	The Company did not use hindsight during transition in determining the lease term and assessing impairment of the entity’s right-of-use assets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.

The Company elected to not separate non-lease components (which include common area maintenance, taxes, and insurance) from the lease components for gross payment real estate leases. For net payment real estate leases and IT equipment leases, the non-lease components are not included in the lease right of use and liability and instead are reflected as an expense in the period incurred.

4.	The Company did not apply the recognition requirements in ASC 842 for leases with a term of 12 months or less for all asset classes.

The Company determines if an arrangement is a lease at contract inception. The key specifics in determining if a leasing arrangement exists are as follows:

1.	Does the arrangement convey the right to control the use of an identified asset in exchange for consideration over a period of time.
2.	Does the Company obtain the right to substantially all of the asset’s economic benefits.

The Company predominantly acts as a lessee and is required under the new standard to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase. The determination of the lease type is largely similar to the process the Company utilized under ASC 840. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of classification.

The adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $129.9 million and $148.3 million, respectively, as of January 1, 2019. The operating lease assets are lower than the operating lease liabilities, primarily due to deferred rent balances at the transition date being reclassed into the right of use operating assets. On January 1, 2019 the Company recognized a reduction of $0.8 million, net of tax, in its retained earnings as a result of recognizing previously impaired right of use assets recorded at transition. The standard did not impact our consolidated net earnings or cash flows. See Note 11 for additional lease disclosures.

Other Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends and simplifies existing guidance for derivatives and hedges including aligning accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs. The changes include designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new guidance effective January 1, 2019 and the adoption did not have a material effect on the financial statements or related disclosures.

The Company adopted ASC 606, “Revenue From Contracts With Customers”, effective January 1, 2018, using the modified retrospective method. The adoption of ASC 606 resulted in the Company deferring recognition of certain fees, which are classified as deferred revenue on the balance sheet. Revenue recognized in the reporting period that was included in deferred revenue balance at the beginning of the period was $30.1 million.

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. As of March 31, 2019, the fair value of the contingent consideration was $2.5 million, of which $1.3 million and $1.2 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

In the first quarter of 2019, the Company finalized its valuation of SCS for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The SCS customer relationships are being amortized over a useful life of 10 years. The goodwill recognized from the SCS acquisition is attributable, but not limited to, the acquired workforce and expected synergies with CTS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of SCS are reported within the CTS segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Berkshire Hathaway Specialty Concierge

On March 31, 2018, the Company, through its subsidiary Percepta, acquired certain assets from Berkshire Hathaway Specialty Concierge, LLC (“BH”) related to a customer engagement center and the related customer contracts. This acquisition is being accounted for as a business combination. These assets have been integrated into the Company’s CMS segment.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2018 noted above contributed revenues of $1.1 million and net income of $0.0 million, inclusive of $0.1 million of acquired intangible amortization, to the Company for the three months ended March 31, 2019, respectively.

The unaudited proforma impact of the 2018 acquisitions on the consolidated results of operations of the Company for the first three months of 2018 as though the acquisitions occurred on January 1 was not material.

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CaféX Communications, Inc. (“CaféX”) through the purchase of a portion of its outstanding Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX. During the first quarter of 2019, the Company purchased a portion of the common shares from another investor for $1. At March 31, 2019, the Company owns 17.8% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

•

the CGS segment provides technology-enabled sales and marketing solutions that support revenue generation across the customer lifecycle, including sales advisory, search engine optimization, digital demand generation, lead qualification, and acquisition sales, growth and retention services; and

•

the CMS segment includes the customer experience delivery solutions which integrate innovative technology with highly-trained customer experience professionals to optimize the customer experience across all channels and all stages of the customer lifecycle from an onshore, offshore or work-from-home environment;

The Company allocates to each segment its portion of corporate operating expenses. During the first quarter of 2019, the Company enhanced the allocation methodology for the corporate shared expenses by adding more detailed calculations and allocations by department. These enhancements did not materially change the allocations per segment. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Strategy Services	$13,430	$—	$13,430	$534	$(1,228)
Customer Technology Services	52,611	(188)	52,423	1,774	8,987
Customer Growth Services	38,934	—	38,934	632	4,250
Customer Management Services	289,569	—	289,569	13,803	20,083
Total	$394,544	$(188)	$394,356	$16,743	$32,092

Three Months Ended March 31, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
Customer Strategy Services	$14,860	$—	$14,860	$522	$502
Customer Technology Services	35,208	—	35,208	1,630	4,844
Customer Growth Services	32,540	—	32,540	595	1,380
Customer Management Services	292,641	—	292,641	15,177	18,215
Total	$375,249	$—	$375,249	$17,924	$24,941

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Capital Expenditures
Customer Strategy Services	$422	$124
Customer Technology Services	3,319	31
Customer Growth Services	—	—
Customer Management Services	9,459	7,353
Total	$13,200	$7,508

	March 31, 2019	December 31, 2018
Total Assets
Customer Strategy Services	$68,658	$60,755
Customer Technology Services	164,216	162,222
Customer Growth Services	52,070	42,981
Customer Management Services	903,698	788,550
Total	$1,188,642	$1,054,508

	March 31, 2019	December 31, 2018
Goodwill
Customer Strategy Services	$24,328	$24,179
Customer Technology Services	42,006	41,979
Customer Growth Services	24,439	24,439
Customer Management Services	114,407	114,036
Total	$205,180	$204,633

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
United States	$236,967	$209,848
Philippines	93,179	89,205
Latin America	24,135	30,498
Europe / Middle East / Africa	16,041	15,971
Asia Pacific / India	12,826	13,437
Canada	11,208	16,290
Total	$394,356	$375,249

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2019 and 2018, respectively. The client operates in the healthcare industry, is included in the CMS segment and contributed 11.1% and 11.3% of total revenue for the three months ended March 31, 2019 and 2018, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2019.

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of March 31, 2019, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears, and during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).  During the first quarter of 2019, Sears sold a substantial part of its business, including the business that TTEC serves, to Transform SR Holdings Management LLC (“new Sears”). TTEC now provides services to new Sears pursuant to the terms of a new contract that parties signed in April 2019.

Accounts Receivable Sales Agreement

On March 5, 2019, the Company entered into an Uncommitted Receivables Purchase Agreement (“Agreement”) with Bank of the West (“Bank”), whereby from time-to-time the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $75 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flows.

As of March 31, 2019, the Company had factored $6.75 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of March 31, 2019, the Company had collected $2.4 million of cash from customers which has not been remitted to the Bank and thus is included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2019 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2018	Adjustments	Impairments	Currency	2019

Customer Strategy Services	$24,179	$—	—	149	$24,328
Customer Technology Services	41,979	—	—	27	42,006
Customer Growth Services	24,439	—	—	—	24,439
Customer Management Services	114,036	—	—	371	114,407
Total	$204,633	$—	$—	$547	$205,180

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2019, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2019, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands and net of tax):

	Three Months Ended March 31,
	2019	2018

Aggregate unrealized net gain/(loss) at beginning of period	$(8,278)	$(15,746)
Add: Net gain/(loss) from change in fair value of cash flow hedges	4,906	3,886
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,845)	(3,893)
Aggregate unrealized net gain/(loss) at end of period	$(5,217)	$(15,753)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2019 and December 31, 2018 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2019	Amount	Amount		12 months	Through
Philippine Peso	5,270,000	102,622	(1)	60.5%	December 2021
Mexican Peso	932,500	48,002		57.6%	December 2021
		$150,624

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2019 and December 31, 2018.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2019 and December 31, 2018 the total notional amounts of the Company’s forward contracts used as fair value hedges were $101.5 million and $70.4 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$619	$236
Other long-term assets	649	—
Other current liabilities	(6,255)	(237)
Other long-term liabilities	(2,150)	—
Total fair value of derivatives, net	$(7,137)	$(1)

	December 31, 2018
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$814	$60
Other long-term assets	215	—
Other current liabilities	(8,861)	(104)
Other long-term liabilities	(3,484)	—
Total fair value of derivatives, net	$(11,316)	$(44)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(1,845)	$(3,893)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(2,527)	$(5,332)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2019		2018
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$—	$248	$—	$(3,352)

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

The following presents information as of March 31, 2019 and December 31, 2018 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2019, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment is fully impaired to zero (See Note 2).

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2019 and December 31, 2018, the Company had $242.0 million and $282.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2019 outstanding borrowings accrued interest at an average rate of 3.7% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2019, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(7,137)	$—	$(7,137)
Fair value hedges	—	(1)	—	(1)
Total net derivative asset (liability)	$—	$(7,138)	$—	$(7,138)

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,316)	$—	$(11,316)
Fair value hedges	—	(44)	—	(44)
Total net derivative asset (liability)	$—	$(11,360)	$—	$(11,360)

The following is a summary of the Company’s fair value measurements as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(16,780)	$—
Derivative instruments, net	—	(7,138)	—
Contingent consideration	—	—	(2,456)
Total liabilities	$—	$(23,918)	$(2,456)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

Contingent Consideration - The Company recorded contingent consideration related to the acquisition of SCS. This contingent payable was recognized at fair value using a discounted cash flow approach and a discount rate of 4.7%. The measurements were based on significant inputs not observable in the market. The Company will record interest expense each quarter using the effective interest method until the future value of this contingent payment  reaches the expected total future value.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2018	Acquisitions	Payments	Adjustments	2019

SCS	$2,363	$—	$—	$93	$2,456
Total	$2,363	$—	$—	$93	$2,456

(8)INCOME TAXES

The Company accounts for income taxes in accordance with the accounting literature for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Quarterly, the Company assesses the likelihood that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized. The Company’s selection of an accounting policy with respect to both the global intangible low taxed foreign income (“GILTI”) and base erosion and anti-abut tax (“BEAT”) rules is to compute the related taxes in the period the entity becomes subject to either GILTI or BEAT.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, the Company had $16.7 million of gross deferred tax assets (after a $11.2 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $6.7 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2019 and 2018 was 26.7% and 26.2%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2015 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax years 2015 and 2017, Belgium for tax years 2016 and 2017, Canada GST for tax years 2014 through 2018, the state of Minnesota in the United States for tax years 2014 through 2016, and the state of New York in the United States for tax years 2015 through 2017. During the third quarter of 2018, the Company closed an audit in Ireland for the year 2016 with no material changes. In the first quarter of 2019, the Company received a report of initial deficiency tax findings from the Philippines Bureau of Internal Revenue (“BIR”) related to the 2015 tax year. The Company does not agree with the amount in question and is working closely with the BIR to clarify and resolve the outstanding discrepancies. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2020. The aggregate effect on income tax expense for the three months ended March 31, 2019 and 2018 was approximately $2.1 million and $1.8 million, respectively, which had a favorable impact on diluted net income per share of $0.05 and $0.04, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2019 and 2018, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in several of the segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reduction in force
Customer Strategy Services	$—	$51
Customer Technology Services	—	—
Customer Growth Services	—	—
Customer Management Services	462	153
Total	$462	$204

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Facility exit and other charges
Customer Strategy Services	$—	$—
Customer Technology Services	—	—
Customer Growth Services	—	—
Customer Management Services	499	645
Total	$499	$645

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2018	$416	$3,226	$3,642
Expense	466	499	965
Payments	(712)	(304)	(1,016)
Change due to foreign currency	(19)	7	(12)
Change in estimates	(4)	—	(4)
Reclassifications due to ASU 842 implementation	—	(2,917)	(2,917)
Balance as of March 31, 2019	$147	$511	$658

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2019 and 2018, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of $1.5 million and $1.1 million, respectively, across the CMS and CSS  segments.

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On February 14, 2019, the Company entered into a Fourth Amendment to its Amended and Restated Credit Agreement and Amended and Restated Security Agreement originally dated as of June 3, 2013 (collectively the “Credit Agreement”) for a  senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender which matures on February 14, 2024 (the “Credit Facility”).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The maximum commitment under the Credit Facility is $900.0 million, with an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.150% per annum from the Credit Facility inception date until a compliance certificate is provided by the Company in connection with its quarterly financial statements for the quarter ended March 31, 2019, and thereafter as previously disclosed and as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that the Company is now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum Interest coverage Ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25% of the average book value of all accounts receivable over the most recent twelve month period.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.0% in excess of the one month Eurodollar rate; plus in each case a margin of 0% to 0.75% based on the Company’s net leverage ratio. Eurodollar loans bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin of 1.0% to 1.75% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2019 and December 31, 2018, the Company had borrowings of $242.0 million and $282.0 million, respectively, under its Credit Agreement, and its average daily utilization was $335.9 million and $576.7 million for the three months ended March 31, 2019 and 2018, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $465 million as of March 31, 2019. As of March 31, 2019, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2019, outstanding letters of credit under the Credit Agreement totaled $3.1 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2019, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

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

(11)LEASES

The Company adopted ASU 842, Leases, as of January 1, 2019 using the effective date as the date of initial application. As a result, prior year financials were not recast under the new standard and therefore, those amounts are not presented below.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating leases are included in our Consolidated Balance Sheet as Operating lease assets, Current operating lease liabilities and Non-current operating lease liabilities. Finance leases are included in Property, plant and equipment, Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheet. The Company primarily leases real estate and equipment under various arrangements that provide the Company the right of use for the underlying asset that require lease payments over the lease term. The Company determines the value of each lease by computing the present value of each lease payment using the interest rate implicit in the lease, if available; otherwise the Company estimates its incremental borrowing rate over the lease term. Operating lease assets also include prepaid rent, initial direct costs less any tenant improvements.

The Company’s real estate portfolio typically includes one or more options to renew, with renewal terms that generally can extend the lease term from one to 10 years. The exercise of these lease renewal options is at the Company’s discretion and is included in the lease term only if the Company is reasonably certain to exercise. The Company also has service arrangements whereby it controls specific space provided by a third-party service provider. These arrangements meet the definition of a lease and are accounted for under ASC 842. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in the Consolidated Statements of Comprehensive Income (Loss). The Company’s lease agreements do not contain any material residual value guarantees or restrictive guarantees.

The components of lease expense for the three months ended March 31, 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended
Description	Comprehensive Income (Loss)	March 31, 2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,607
Interest on lease liabilities - finance leases	Interest expense	8
Operating lease cost (cost resulting from lease payments)	Cost of services	10,699
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,267
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	242
Short-term lease cost	Cost of services	1,065
Less: Sublease income	Selling, general and administrative	(67)
Less: Sublease income	Other income (expense), net	(496)
Total lease cost		$14,325

Other supplementary information for the three months ended March 31, 2019 are as follows  (dollar values in thousands):

Three Months Ended
March 31, 2019
Finance lease - operating cash flows	$8
Finance lease - financing cash flows	$3,783
Operating lease - operating cash flows (fixed payments)	$12,334
New ROU assets - operating leases	$1,689
Modified ROU assets - operating leases	12,999
New ROU assets - finance leases	$2,590

March 31, 2019
Weighted average remaining lease term - finance leases	3.14 years
Weighted average remaining lease term - operating leases	4.78 years
Weighted average discount rate - finance leases	0.60%
Weighted average discount rate - operating leases	7.68%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating and financing lease right-of-use assets and lease liabilities within our consolidated balance sheet as of March 31, 2019 and January 1, 2019 (date of adoption of ASU 842) are as follows (in thousands):

			January 1, 2019
Description	Location in Balance Sheet	March 31, 2019	(date of adoption)
Assets
Operating lease assets	Operating lease assets	$135,193	$129,894
Finance lease assets	Property, plant and equipment, net	19,245	18,261
Total leased assets		$154,438	$148,155

Liabilities
Current
Operating	Current operating lease liabilities	$37,660	$35,535
Finance	Other current liabilities	7,730	8,770
Non-current
Operating	Non-current operating lease liabilities	114,350	112,754
Finance	Other long-term liabilities	10,609	10,765
Total lease liabilities		$170,349	$167,824

The future minimum operating lease and finance lease payments required under non-cancelable leases as of March 31, 2019 are as follows (in thousands):

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$47,985	$(2,970)	$7,765
Year 2	39,023	(2,566)	5,911
Year 3	32,837	(373)	3,913
Year 4	28,660	(345)	650
Year 5	16,929	(115)	260
Thereafter	22,434	—	—
Total minimum lease payments	$187,868	$(6,369)	$18,499
Less imputed interest	(35,858)		(160)
Total lease liability	$152,010		$18,339

The future minimum rental and capital lease payments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

	Operating	Sub-lease	Capital
	Leases	Income	Leases
Year 1	$47,379	$(2,624)	$8,770
Year 2	36,045	(2,631)	5,548
Year 3	30,678	(276)	3,798
Year 4	26,584	—	1,005
Year 5	17,226	—	414
Thereafter	25,362	—	—
Total minimum lease payments	$183,274	$(5,531)	$19,535
Less imputed interest			—
Total lease liability			$19,535

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Three Months Ended March 31,
	2019	2018
Noncontrolling interest, January 1	$7,677	$6,978
Net income attributable to noncontrolling interest	1,474	1,341
Dividends distributed to noncontrolling interest	(900)	(945)
Equity contribution	1,330	—
Foreign currency translation adjustments	29	101
Noncontrolling interest, March 31	$9,610	$7,475

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(5,700)	3,886	209	(1,605)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,893)	(101)	(3,994)
Net current period other comprehensive income (loss)	(5,700)	(7)	108	(5,599)

Accumulated other comprehensive income (loss) at March 31, 2018	$(89,800)	$(15,753)	$(2,350)	$(107,903)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	1,602	4,906	104	6,612
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,845)	(49)	(1,894)
Net current period other comprehensive income (loss)	1,602	3,061	55	4,718

Accumulated other comprehensive income (loss) at March 31, 2019	$(112,566)	$(5,217)	$(2,095)	$(119,878)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended March 31,		Comprehensive Income
	2019	2018	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(2,527)	$(5,332)	Revenue
Tax effect	682	1,439	Provision for income taxes
	$(1,845)	$(3,893)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(55)	$(112)	Cost of services
Tax effect	6	11	Provision for income taxes
	$(49)	$(101)	Net income (loss)

(14)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018

Shares used in basic earnings per share calculation	46,203	45,871
Effect of dilutive securities:
Stock options	—	10
Restricted stock units	387	569
Performance-based restricted stock units	—	2
Total effects of dilutive securities	387	581
Shares used in dilutive earnings per share calculation	46,590	46,452

For the three months ended March 31, 2019 and 2018, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended March 31, 2019 and 2018, there were restricted stock units (“RSUs”) of 331 thousand and 47 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2019 and 2018, the Company recognized total equity-based compensation expense of $3.2 million and $3.6 million, respectively. Of this total compensation expense, $1.2 million and $1.3 million were recognized in Cost of services and $2.0 million and $2.3 million were recognized in Selling, general and administrative during the three months ended March 31, 2019 and 2018, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the three months ended March 31, 2019 and 2018, the Company granted 10,693 and 18,128 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.2 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $21.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

(16)RELATED PARTY

During 1999, the Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2019, and 2018, the Company expensed $0.3 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There were $170 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2019.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed for the global helpline solution only, after an arms-length market pricing review, in the fourth quarter of 2016 and is currently scheduled to expire at the end of 2019.  A minority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the three months ended March 31, 2019 and 2018, the Company expensed $15 thousand and $15 thousand, respectively, for these services.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds an 17.8% equity investment. During the three months ended March 31, 2019 and 2018, the Company purchased $16 thousand and $15 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned, in part, by one of the Motif Founders. The lease expired in March 2019.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a  joint venture. During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $1.4 million and $0.8 million, respectively, in connection with work performed through the joint venture.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, relating to our current expectations about our results of operations, expected financial position, business strategy, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements may appear throughout this report; and we use words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “target,” or similar expressions when discussing forward-looking statements.  Further, when we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements.

We caution you not to rely unduly on any forward-looking statements that we make. Actual results may differ materially from the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, including but not limited to factors discussed in the “Risk Factors” section found in our 2018 Annual Report on Form 10-K.  Specifically, we believe you should note the risks related to our strategy execution; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; cybersecurity; consolidation activities undertaken by our clients; geographic concentration of our brick and mortar delivery platform and our global footprint; changes in laws that impact our business and our ability to comply with those and other laws governing our operations; the reliability of our information technology infrastructure and our ability to consistently deliver uninterrupted service to our clients; the need to forecast demand for services accurately and the impact of such forecasts on our capacity utilization; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; and our equity structure including our controlling shareholder risk, the limited market float of our stock, and the potential volatility of our stock price resulting therefrom.

Our forward-looking statements are based on information available as of the date that this Report on Form 10-Q is filed with the United States Securities and Exchange Commission (“SEC”). We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Engagement as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our business is supported by 49,300 employees delivering services in 24 countries from 82 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across all four of our business segments, two of which comprise TTEC Digital - Customer Strategy Services (“CSS”) and Customer Technology Services (“CTS”) and two of which comprise TTEC Engage – Customer Growth Services (“CGS”) and Customer Management Services (“CMS”).

Our revenue for the three months ended March 31, 2019 was $394 million. Approximately  $328 million, or 83%, came from our TTEC Engage center of excellence and $66 million, or 17%, came from our TTEC Digital center of excellence.

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

Based on our clients’ requirements, we can provide our services on an integrated, cross-business segment basis or discretely, on an as needed basis.

Additional information with respect to our segments and geographic footprint is included in Part I. Item 1. Financial Statements, Note 3 to the Consolidated Financial Statements.

Financial Highlights

In the first quarter of 2019, our revenue  increased 5.1% to $394.4 million over the same period in 2018 including a decrease of $4.4 million, or 1.2%, due to foreign currency fluctuations, and a decrease of $13.9 million, or 3.5%, due to the initial adoption of ASC 606 for revenue in the first quarter of 2018. Excluding these items, revenue increased $37.4 million or 10.0% from the prior year period. This increase is primarily related to a $17.2 million increase for CTS, a $6.4 million increase for CGS and a $6.4 million volume commitment payment for CMS.

Our first quarter 2019 income from operations increased 28.7% to $32.1 million or 8.1% of revenue, compared to  $24.9 million or 6.6% of revenue in the first quarter of 2018.  The change in operating income is comprised of a number of factors across the segments. The CTS operating income expanded significantly with a 86% improvement over the same period last year primarily on the growth of its higher margin recurring cloud business and its system integration business which provides services pre and post the buildout of each client’s cloud platform. The CSS operating income decreased due to a reduction in revenue and a $0.3 million impairment charge.

The CMS operating income increased 10%  compared to the prior year quarter despite a revenue reduction. This increase was due to a $1.2 million benefit related to foreign currency fluctuations and a $6.4 million volume commitment payment from a large customer. These increases were offset by a  $7.3 million decrease related to the adoption of ASC 606 during the first quarter of 2018. The CGS operating income increase is directly attributable to increases in revenue.

Income from operations in the first quarter of 2019 and 2018 included $2.5 million and $2.0 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 23,500 workstations, representing 55% of our global delivery capability. Revenue for our CGS and CMS segments provided from these offshore locations was $111 million and represented 34% of our revenue for the first quarter of 2019, as compared to $114 million and 35% of our revenue for the corresponding period in 2018.

As of March 31, 2019, the overall capacity utilization in our centers was 75%, lower than the first quarter of last year. The table below presents workstation data for all of our centers as of March 31, 2019 and 2018. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2019			March 31, 2018
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	41,398	31,004	75%	40,919	31,271	76%
Sites open <1 year	1,077	862	80%	1,973	1,956	99%
Total workstations	42,475	31,866	75%	42,892	33,227	77%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue. On the other hand, some of our clients may be subject to regulatory pressures to bring more services onshore to the United States. In light of these trends we plan to continue to selectively retain and grow capacity in and expand into new offshore markets, while maintaining appropriate capacity in the United States. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recently Issued Accounting Pronouncements

Refer to Part I, Item I, Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2019 and 2018 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Strategy Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$13,430	$14,860	$(1,430)	(9.6)%
Operating Income	(1,228)	502	(1,730)	(344.6)%
Operating Margin	(9.1)%	3.4%

The decrease in revenue for the Customer Strategy Services segment was related to increases in the digital learning and insights practices offset by reductions in legacy facility based training and lower volumes primarily in the Middle East business.

The operating income as a percentage of revenue decreased to a loss of (9.1)% in the first quarter of 2019 as compared to income of 3.4% in the prior period. The decrease is related to the reduced revenue and a $0.3 million impairment charge related to leasehold improvements. Included in the operating income was amortization expense of $0.3 million and $0.3 million for the quarters ended March 31, 2019 and 2018, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$52,423	$35,208	$17,215	48.9%
Operating Income	8,987	4,844	4,143	85.5%
Operating Margin	17.1%	13.8%

The increase in revenue for the Customer Technology Services segment was driven by significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract.

The operating income as a percentage of revenue increased to 17.1% in the first quarter of 2019 as compared to 13.8% in the prior period. The operating income margin expansion is attributable to improved utilization of technology and people investments as the business scales its cloud and system integration revenue. Included in the operating income was amortization expense related to acquired intangibles of $0.4 million and $0.3 million for the quarters ended March 31, 2019 and 2018, respectively.

Customer Growth Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$38,934	$32,540	$6,394	19.6%
Operating Income	4,250	1,380	2,870	208.0%
Operating Margin	10.9%	4.2%

The increase in revenue for the Customer Growth Services segment was due to a  $7.9 million net increase in client programs offset by a decrease for program completions of $1.5 million.

The operating income as a percentage of revenue increased to 10.9% in the first quarter of 2019 as compared to 4.2% in the prior period. This increase in margin is directly attributable to the revenue increases.

Customer Management Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$289,569	$292,641	$(3,072)	(1.0)%
Operating Income	20,083	18,215	1,868	10.3%
Operating Margin	6.9%	6.2%

The decrease in revenue for the Customer Management Services segment was attributable to a $35.9 million net increase in client programs offset by a $13.9 million reduction due to the initial adoption of ASC 606 related to revenue in 2018, a $3.5 million decrease due to foreign currency fluctuations and program completions of $21.6 million.

The operating income as a percentage of revenue increased to 6.9% in the first quarter of 2019 as compared to 6.2% in the prior period. The operating margin increased on a combination of factors. The operating margin improved due to a $1.2 million positive benefit due to foreign currency fluctuations and a $6.4 million volume commitment payment. Operating margin was negatively impacted by the aforementioned program completions and a net decrease of $7.3 million related to the initial adoption of ASC 606 related to revenue in 2018. Included in the operating income was amortization expense related to acquired intangibles of $2.0 million and $2.2 million for the quarters ended March 31, 2019 and 2018, respectively.

Interest Income (Expense)

For the three months ended March 31, 2019 interest income decreased to $0.3 million from $1.1 million in the same period in 2018 due to lower average cash balances. Interest expense decreased to $5.3 million during 2019 from $6.5 million during 2018 due to lower utilization of the line of credit offset by higher interest rates, and a $0.6 million reduction in the charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

For the three months ended March 31, 2019 Other income (expense), net increased to income of $0.8 million from a net expense of $11.5 million during the prior year quarter.

Included in the three months ended March 31, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan,  an $0.8 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG, and a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 26.7%. This compares to an effective tax rate of 26.2% for the comparable period of 2018. The effective tax rate for the three months ended March 31, 2019 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.7 million of benefit from restructuring expenses, $0.1 million of expense related to return to provision adjustments, $0.2 million of expense related to tax contingencies, and $0.1 million of other expense, the Company’s effective tax rate for the first quarter of 2019 would have been 24.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2019, we generated positive operating cash flows of $80.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2019 and 2018.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $89.0 million and $78.2 million as of March 31, 2019 and December 31, 2018, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2019 and 2018, net cash flows provided by operating activities was $80.0 million and $67.4 million, respectively. The increase is primarily due to a $17.0 million improvement in working capital due to higher current liability balances, offset by a $4.5 million decline in net cash provided by net income.

Cash Flows from Investing Activities

For the three months ended March 31, 2019 and 2018, net cash flows used in investing activities was  $13.2 million and $10.1 million, respectively. The increase was due to a $5.7 million increase in capital expenditures offset by a $2.6 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the three months ended March 31, 2019 and 2018, net cash flows used in financing activities was  $53.1 million and $46.1 million, respectively. The change in net cash flows from 2018 to 2019 was primarily due to a $5.5 million payment related to the hold-back for an acquisition and $2.9 million of increased payments on other debt.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in cash flow from working capital offset by higher capital expenditures. Free cash flow was $66.8 million and $59.9 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$79,963	$67,387
Less: Purchases of property, plant and equipment	13,200	7,508
Free cash flow	$66,763	$59,879

Obligations and Future Capital Requirements

Other than changes related to the adoption of lease accounting standard ASC 842 as described in Note 1 and Note 11 to the Consolidated Financial Statements, there were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2018 Form 10-K filing on March 6, 2019 through the filing of this report.

Future Capital Requirements

We currently expect total capital expenditures in 2019 to be between $60 million and $65 million. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2019 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2019,  one of our clients represented 11.1%  of our total revenue. Our five largest clients, collectively, accounted for 36.1% and 36.4% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. We have had long-term relationships with our top five clients, ranging from one to 22 years, with most of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms, our scope of service and where the services are delivered. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients and the fact that most of these relationships are based on multiple smaller contracts with different termination dates. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients when they terminate relationships with limited notice.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2019,  we had $242.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2019, interest accrued at a rate of approximately 3.7% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2019 and 2018, revenue associated with this foreign exchange risk was 21% and 25% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2019 and December 31, 2018 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2019	Amount	Amount		12 months	Through
Philippine Peso	5,270,000	102,622	(1)	60.5%	December 2021
Mexican Peso	932,500	48,002		57.6%	December 2021
		$150,624

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2019 and December 31, 2018.

The fair value of our cash flow hedges at March 31, 2019 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2019	Next 12 Months
Philippine Peso	$(4,662)	$(3,004)
Mexican Peso	(2,475)	(2,631)
	$(7,137)	$(5,635)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2018 reflects fewer outstanding cash flow hedges, partially offset by a strong U.S. dollar against the Mexican Peso and Philippine Peso.

We recorded net losses of approximately  $2.5 million and $5.3 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2019 and 2018, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2019 and 2018, approximately 21% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2019 or December 31, 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, in connection with our adoption of ASU 842, we implemented new controls related to the adoption process, the implementation of an IT tool to calculate and account for our leases, and the gathering and validation of our lease population. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2019:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
December 31, 2018				$26,580
January 1, 2019 - January 31, 2019	—	$—	—	$26,580
February 1, 2019 - February 28, 2019	—	$—	—	$26,580
March 1, 2019 - March 31, 2019	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2019, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of March 31, 2019 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2019 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 7, 2019	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 7, 2019	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer