Form 10-Q
period 2019-06-30
TTEC Holdings, Inc.
filed 2019-08-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐   No ☑

As of  July 31, 2019, there were 46,483,044 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$75,517	$78,237
Accounts receivable, net	323,823	350,962
Prepaids and other current assets	75,287	61,808
Income and other tax receivables	37,855	35,470
Total current assets	512,482	526,477

Long-term assets
Property, plant and equipment, net	162,643	161,523
Operating lease assets	137,260	—
Goodwill	205,758	204,633
Deferred tax assets, net	15,058	15,523
Other intangible assets, net	75,589	80,911
Other long-term assets	70,551	65,441
Total long-term assets	666,859	528,031
Total assets	$1,179,341	$1,054,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,625	$59,447
Accrued employee compensation and benefits	101,985	83,437
Other accrued expenses	62,740	15,963
Income tax payable	10,507	12,325
Deferred revenue	39,716	44,926
Current operating lease liabilities	38,719	—
Other current liabilities	12,577	19,320
Total current liabilities	322,869	235,418

Long-term liabilities
Line of credit	228,000	282,000
Deferred tax liabilities, net	11,232	10,371
Non-current income tax payable	28,253	30,754
Deferred rent	—	16,584
Non-current operating lease liabilities	118,350	—
Other long-term liabilities	79,988	126,532
Total long-term liabilities	465,823	466,241
Total liabilities	788,692	701,659

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,386,727 and 46,194,717 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	464	462
Additional paid-in capital	354,068	353,932
Treasury stock at cost; 35,665,526 and 35,857,536 shares as of June 30, 2019 and December 31, 2018, respectively	(607,004)	(610,177)
Accumulated other comprehensive income (loss)	(110,686)	(124,596)
Retained earnings	741,728	725,551
Noncontrolling interest	12,079	7,677
Total stockholders’ equity	390,649	352,849
Total liabilities and stockholders’ equity	$1,179,341	$1,054,508

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$392,515	$349,853	$786,871	$725,102

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	299,237	274,260	592,571	557,630
Selling, general and administrative	50,864	44,245	100,584	91,290
Depreciation and amortization	17,050	16,811	33,793	34,735
Restructuring and integration charges, net	428	1,034	1,389	1,883
Impairment losses	2,063	—	3,569	1,120
Total operating expenses	369,642	336,350	731,906	686,658

Income from operations	22,873	13,503	54,965	38,444

Other income (expense)
Interest income	429	1,471	769	2,539
Interest expense	(4,208)	(7,765)	(9,496)	(14,224)
Other income (expense), net	1,865	(259)	2,663	(11,775)
Total other income (expense)	(1,914)	(6,553)	(6,064)	(23,460)

Income before income taxes	20,959	6,950	48,901	14,984

Provision for income taxes	(7,345)	(653)	(14,811)	(2,755)

Net income	13,614	6,297	34,090	12,229

Net income attributable to noncontrolling interest	(1,816)	(779)	(3,290)	(2,120)

Net income attributable to TTEC stockholders	$11,798	$5,518	$30,800	$10,109

Other comprehensive income (loss)
Net income	$13,614	$6,297	$34,090	$12,229
Foreign currency translation adjustments	4,749	(20,285)	6,380	(25,884)
Derivative valuation, gross	6,082	(2,019)	10,262	(784)
Derivative valuation, tax effect	(1,630)	513	(2,749)	(729)
Other, net of tax	(38)	106	17	214
Total other comprehensive income (loss)	9,163	(21,685)	13,910	(27,183)
Total comprehensive income (loss)	22,777	(15,388)	48,000	(14,954)

Less: Comprehensive income attributable to noncontrolling interest	(1,787)	(516)	(3,290)	(1,958)

Comprehensive income (loss) attributable to TTEC stockholders	$20,990	$(15,904)	$44,710	$(16,912)

Weighted average shares outstanding
Basic	46,318	46,016	46,261	45,944
Diluted	46,684	46,401	46,636	46,424

Net income per share attributable to TTEC stockholders
Basic	$0.25	$0.12	$0.67	$0.22
Diluted	$0.25	$0.12	$0.66	$0.22

Dividends declared per share outstanding	$—	$—	$0.30	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2019 and 2018

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	Interest	Total Equity
Balance as of March 31, 2019	—	$—	46,297	$463	$(608,490)	$353,639	$(119,878)	$729,930	$9,610	$365,274
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	11,798	1,816	13,614
Dividends to shareholders ($0.30 per common share)	—	—	—	—	—	—	—	—	—	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	2,032	2,032
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,350)	(1,350)
Foreign currency translation adjustments	—	—	—	—	—	—	4,778	—	(29)	4,749
Derivatives valuation, net of tax	—	—	—	—	—	—	4,452	—	—	4,452
Vesting of restricted stock units	—	—	90	1	1,486	(2,937)	—	—	—	(1,450)
Equity-based compensation expense	—	—	—	—	—	3,366	—	—	—	3,366
Other, net of tax	—	—	—	—	—	—	(38)	—	—	(38)
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of March 31, 2018	—	$—	45,979	$460	$(613,738)	$351,672	$(107,903)	$707,257	$7,475	$345,223
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,518	779	6,297
Dividends to shareholders ($0.27 per common share)	—	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(180)	(180)
Foreign currency translation adjustments	—	—	—	—	—	—	(20,022)	—	(263)	(20,285)
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,506)	—	—	(1,506)
Vesting of restricted stock units	—	—	55	—	897	(1,462)	—	—	—	(565)
Equity-based compensation expense	—	—	—	—	—	2,574	—	—	—	2,574
Other, net of tax	—	—	—	—	—	—	106	—	—	106
Balance as of June 30, 2018	—	$—	46,034	$460	$(612,841)	$352,784	$(129,325)	$712,775	$7,811	$331,664

Six months ended June 30, 2019 and 2018

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	Interest	Total Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)
Net income	—	—	—	—	—	—	—	30,800	3,290	34,090
Dividends to shareholders ($0.30 per common share)	—	—	—	—	—	—	—	(13,864)	—	(13,864)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	3,362	3,362
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,250)	(2,250)
Foreign currency translation adjustments	—	—	—	—	—	—	6,380	—	—	6,380
Derivatives valuation, net of tax	—	—	—	—	—	—	7,513	—	—	7,513
Vesting of restricted stock units	—	—	192	2	3,173	(6,398)	—	—	—	(3,223)
Equity-based compensation expense	—	—	—	—	—	6,534	—	—	—	6,534
Other, net of tax	—	—	—	—	—	—	17	—	—	17
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	10,109	2,120	12,229
Dividends to shareholders ($0.27 per common share)	—	—	—	—	—	—	—	(12,414)	—	(12,414)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,125)	(1,125)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,722)	—	(162)	(25,884)
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,513)	—	—	(1,513)
Vesting of restricted stock units	—	—	172	1	2,836	(5,124)	—	—	—	(2,287)
Equity-based compensation expense	—	—	—	—	—	6,183	—	—	—	6,183
Other, net of tax	—	—	—	—	—	—	214	—	—	214
Balance as of June 30, 2018	—	$—	46,034	$460	$(612,841)	$352,784	$(129,325)	$712,775	$7,811	$331,664

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$34,090	$12,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,793	34,735
Amortization of contract acquisition costs	488	758
Amortization of debt issuance costs	735	494
Imputed interest expense and fair value adjustments to contingent consideration	(555)	5,128
Provision for doubtful accounts	—	257
(Gain) loss on disposal of assets	34	35
Gain on sales of business	—	—
Impairment losses	3,569	1,120
Impairment on equity investment	—	15,632
Gain (adjustment) on bargain purchase of a business	—	(685)
Non-cash loss on assets held for sale reclassified to held and used	—	2,000
Deferred income taxes	(2,724)	(2,327)
Excess tax benefit from equity-based awards	(557)	(274)
Equity-based compensation expense	6,534	6,183
(Gain) loss on foreign currency derivatives	(232)	149
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	27,688	65,698
Prepaids and other assets	13,103	(37)
Accounts payable and accrued expenses	62,770	(9,943)
Deferred revenue and other liabilities	(57,470)	(26,446)
Net cash provided by operating activities	121,266	104,706

Cash flows from investing activities
Proceeds from sale of long-lived assets	327	8
Purchases of property, plant and equipment, net of acquisitions	(28,428)	(16,883)
Investments in non-marketable equity investments	—	(2,119)
Acquisitions, net of cash acquired of zero and $4.5 million, respectively	—	(2,002)
Net cash used in investing activities	(28,101)	(20,996)

Cash flows from financing activities
Proceeds from line of credit	540,200	1,093,800
Payments on line of credit	(594,200)	(1,148,800)
Payments on other debt	(7,016)	(2,841)
Payments of contingent consideration and hold back payments to acquisitions	(5,902)	(785)
Dividends paid to shareholders	(13,864)	(12,414)
Payments to noncontrolling interest	(2,250)	(1,125)
Capital contribution from noncontrolling interest	3,362	—
Proceeds from exercise of stock options	—	—
Tax payments related to issuance of restricted stock units	(3,223)	(2,287)
Payments of debt issuance costs	(1,819)	(35)
Net cash used in financing activities	(84,712)	(74,487)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	239	(12,400)

Increase/ (decrease) in cash, cash equivalents and restricted cash	8,692	(3,177)
Cash, cash equivalents and restricted cash, beginning of period	78,237	74,437
Cash, cash equivalents and restricted cash, end of period	$86,929	$71,260

Supplemental disclosures
Cash paid for interest	$6,844	$8,593
Cash paid for income taxes	$19,445	$20,213
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through capital leases	$1,318	$7,539
Acquisition of equipment through increase in accounts payable, net	$221	$248

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 48,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Through the first quarter of 2019, the Company was reporting on four segments known as Customer Strategy Services (CSS), Customer Technology Services (CTS), Customer Growth Services (CGS) and Customer Management Services (CMS).

Starting in the second quarter of 2019, the Company changed its strategy, how the Company goes to market, how its clients and potential clients evaluate and consume its services and how it assesses its performance. Based on these changes, the Company will now report its financial information based on the following two segments:  TTEC Digital and TTEC Engage.

•

TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients. These services were previously included in the CSS and CTS segments.

•

TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services. These services were previously included in the CGS and CMS segments.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Experience as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. This unified offering is value-oriented, outcome-based, and delivered on a global scale across both business segments.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$75,517	$78,237
Restricted cash included in "Prepaid and other current assets"	11,400	—
Restricted cash included in "Other noncurrent assets"	12	—
Total	$86,929	$78,237

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company predominantly acts as a lessee and is required under the new standard to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase. The determination of the lease type is largely similar to the process the Company utilized under ASC 840. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than one year regardless of classification.

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

The Company adopted ASC 606, “Revenue From Contracts With Customers”, effective January 1, 2018, using the modified retrospective method. The adoption of ASC 606 resulted in the Company deferring recognition of certain fees, which are classified as deferred revenue on the balance sheet. Revenue recognized in the reporting period that was included in deferred revenue balance at the beginning of the period was $35.2 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASC 326), which amends the methodology of how and when companies measure credit losses on financial instruments. The objective of the ASU is to provide financial statement users more useful information regarding expected credit losses on financial instruments and other commitments. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief” which amended the transition guidance for the new credit losses standard (ASC 326). The ASU is effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted, using a modified retrospective approach. The Company is currently evaluating the potential effects of adoption on its consolidated financial statements and related disclosures.

(2)ACQUISITIONS AND DIVESTITURES

Strategic Communications Services

On April 30, 2018, the Company acquired all of the outstanding equity securities of Strategic Communications Services, Ltd (“SCS”). SCS provides services as a system integrator for multichannel contact center platforms, including CISCO. The Company offers in-house, managed and outsourced network, information, communications and contact center services to leading brands throughout Europe. This business has been integrated into the Company’s TTEC Digital segment.

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. As of June 30, 2019,  based on current year and expected future EBITDA, the fair value of the contingent consideration is estimated to be zero and thus the $2.4 million accrual was reversed and is included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

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

The SCS customer relationships are being amortized over a useful life of 10 years. The goodwill recognized from the SCS acquisition is attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of SCS are reported within the TTEC Digital segment from the date of acquisition.

Berkshire Hathaway Specialty Concierge

On March 31, 2018, the Company, through its subsidiary Percepta, acquired certain assets from Berkshire Hathaway Specialty Concierge, LLC (“BH”) related to a customer engagement center and the related customer contracts. This acquisition is being accounted for as a business combination. These assets have been integrated into the Company’s TTEC Engage segment.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2018 noted above contributed revenues of $1.9 million and  a net loss of $0.4 million, inclusive of $0.2 million of acquired intangible amortization, to the Company for the six months ended June 30, 2019, respectively.

The unaudited proforma impact of the 2018 acquisitions on the consolidated results of operations of the Company for the first six months of 2018 as though the acquisitions occurred on January 1 was not material.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments

CaféX

In the first quarter of 2015, the Company invested $9.0 million in CaféX Communications, Inc. (“CaféX”) through the purchase of a portion of its outstanding Series B Preferred Stock of CaféX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. At December 31, 2015, the Company owned 17.2% of the total equity of CaféX. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX. During the first quarter of 2019, the Company purchased a portion of the common shares from another investor for $1. At June 30, 2019, the Company owns 17.8% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the first quarter of 2018, the Company provided a $2.1 million bridge loan which accrues interest at a rate of 12% per year until maturity or conversion, which will be no later than June 30, 2020.

As of March 31, 2018, the Company evaluated the investment in CaféX for impairment due to a large anticipated sale of IP not being completed as planned during the first quarter of 2018, a shift in the strategy of the company, an ongoing default by CaféX of its loan agreement with its bank, and a lack of potential additional funding options as of March 31, 2018. Based on this evaluation, the Company determined that the fair value of its investment was zero and thus the investment was impaired as of March 31, 2018. The Company recorded a $15.6 million write-off of the equity investment and the bridge loan which was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

(3)SEGMENT INFORMATION

During the second quarter of 2019, the Company finalized changes to the Company’s operating strategy and the way in which the Company assesses performance. In accordance with this change,  the Company adjusted certain reporting relationships between the Chief Operating Decision Maker (“CODM”) and other members of management, updated the compensation metrics for senior management, and modified the internal financial reporting provided to the CODM and his direct reports consistent with this revised management and measurement structure. Accordingly, during the second quarter of 2019, the Company reevaluated the definition of the operating segments, reportable segments, and reporting units which resulted in a change to the reportable segments.  Effective June 30, 2019, the segment information will be reported consistent with these updated reportable segments comprised of TTEC Digital and TTEC Engage.

The Company reports the following two segments:

•

TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients.

o	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.
o

Technology Services: Our technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid, including journey orchestration, automation and AI, knowledge management, and workforce productivity.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services.
o

Customer Care Services: Our customer care services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.

o

Customer Acquisition Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences to increase the quantity and quality of leads and customers.

o	Fraud Prevention Services: Our digital fraud detection and prevention services provide the ability to proactively identify and prevent fraud, and ensure community content moderation and compliance.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$78,580	$(61)	$78,519	$3,235	$7,709
TTEC Engage	313,996	—	313,996	13,815	15,164
Total	$392,576	$(61)	$392,515	$17,050	$22,873

Three Months Ended June 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$52,619	$(119)	$52,500	$2,082	$6,764
TTEC Engage	297,353	—	297,353	14,729	6,739
Total	$349,972	$(119)	$349,853	$16,811	$13,503

Six Months Ended June 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$144,621	$(249)	$144,372	$5,543	$15,468
TTEC Engage	642,499	—	642,499	28,250	39,497
Total	$787,120	$(249)	$786,871	$33,793	$54,965

Six Months Ended June 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$102,687	$(119)	$102,568	$4,234	$12,110
TTEC Engage	622,534	—	622,534	30,501	26,334
Total	$725,221	$(119)	$725,102	$34,735	$38,444

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital Expenditures
TTEC Digital	$5,655	$1,187	$9,396	$1,342
TTEC Engage	9,573	8,188	19,032	15,541
Total	$15,228	$9,375	$28,428	$16,883

	June 30, 2019	December 31, 2018
Total Assets
TTEC Digital	$249,291	$222,977
TTEC Engage	930,050	831,531
Total	$1,179,341	$1,054,508

	June 30, 2019	December 31, 2018
Goodwill
TTEC Digital	$66,155	$66,158
TTEC Engage	139,603	138,475
Total	$205,758	$204,633

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
United States	$235,733	$188,744	$472,700	$398,592
Philippines	91,401	85,442	184,580	174,647
Latin America	25,054	27,224	49,190	57,722
Europe / Middle East / Africa	15,610	18,469	31,651	34,440
Asia Pacific / India	14,155	14,139	26,980	27,576
Canada	10,562	15,835	21,770	32,125
Total	$392,515	$349,853	$786,871	$725,102

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the six months ended June 30, 2019 or 2018.  The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2019.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of December 31, 2018, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears, and during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2019, the pre-petition accounts receivable balance is $2.5 million. During the first quarter of 2019, Sears sold a substantial part of its business, including the business that TTEC serves, to Transform SR Holdings Management LLC (“new Sears”). TTEC now provides services to new Sears pursuant to the terms of a new contract that parties signed in April 2019.

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

As of June 30, 2019, the Company had factored $36.9 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of June 30, 2019, the Company had collected $11.4 million of cash from customers which has not been remitted to the Bank and thus is included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2019 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2018	Adjustments	Impairments	Currency	2019

TTEC Digital	$66,158	$—	—	(3)	$66,155
TTEC Engage	138,475	—	—	1,128	139,603
Total	$204,633	$—	$—	$1,125	$205,758

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

During the quarter ended June 30, 2019, the Company identified negative indicators such as lower financial performance and the impairment of intangibles and other long-lived assets for one component of the TTEC Digital segment and thus the Company updated its quantitative assessment for the TTEC Digital Consulting reporting unit fair value using an income-based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

conclusions on goodwill impairment for each reporting unit. At June 30, 2019, the fair value for the TTEC Digital Consulting reporting unit exceeded the carrying value, and thus no impairment was required.

During the second quarter of 2019, in connection with the change in operating segments, the Company also reassessed the reporting units. After evaluation, the Company has reduced the reporting units to four from five based on the combination of the previous CMS (Customer Management) and CGS (Customer Growth) reporting units.

Other Intangible Assets

In connection with reduced profitability of the rogenSi component of the TTEC Digital segment, an interim impairment analysis was completed during the second quarter of 2019. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property,  and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2019, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Aggregate unrealized net gain/(loss) at beginning of period	$(5,217)	$(15,753)	$(8,278)	$(15,746)
Add: Net gain/(loss) from change in fair value of cash flow hedges	5,190	2,059	10,096	5,945
Less: Net (gain)/loss reclassified to earnings from effective hedges	(738)	(3,565)	(2,583)	(7,458)
Aggregate unrealized net gain/(loss) at end of period	$(765)	$(17,259)	$(765)	$(17,259)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2019 and December 31, 2018 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2019	Amount	Amount		12 months	Through
Philippine Peso	6,237,000	120,528	(1)	62.2%	April 2022
Mexican Peso	1,119,500	55,183		52.7%	August 2022
		$175,711

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2019 and December 31, 2018.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2019 and December 31, 2018 the total notional amounts of the Company’s forward contracts used as fair value hedges were $97.8 million and $70.4 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,366	$287
Other long-term assets	1,830	—
Other current liabilities	(3,512)	(96)
Other long-term liabilities	(739)	—
Total fair value of derivatives, net	$(1,055)	$191

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(738)	$(3,565)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(1,011)	$(4,883)

	Three Months Ended June 30,
	2019	2018
Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(1,465)	$(2,343)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(2,583)	$(7,458)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(3,538)	$(10,215)

	Six Months Ended June 30,
	2019	2018
Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(1,217)	$(5,695)

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

The following presents information as of June 30, 2019 and December 31, 2018 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2019, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment is fully impaired to zero (See Note 2).

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2019 and December 31, 2018, the Company had $228.0 million and $282.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2019 outstanding borrowings accrued interest at an average rate of 3.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2019, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(1,055)	$—	$(1,055)
Fair value hedges	—	191	—	191
Total net derivative asset (liability)	$—	$(864)	$—	$(864)

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,316)	$—	$(11,316)
Fair value hedges	—	(44)	—	(44)
Total net derivative asset (liability)	$—	$(11,360)	$—	$(11,360)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019

Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(17,973)	$—
Derivative instruments, net	—	(864)	—
Contingent consideration	—	—	—
Total liabilities	$—	$(18,837)	$—

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(14,836)	$—
Derivative instruments, net	—	(11,360)	—
Contingent consideration	—	—	(2,363)
Total liabilities	$—	$(26,196)	$(2,363)

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

During the second quarter of 2019, the Company recorded a fair value adjustment to the contingent consideration associated with the SCS acquisition based on decreased estimates of EBITDA which has caused the estimated payable to be zero for both future payments. Accordingly, a $2.5 million decrease to the payable was recorded as of June 30, 2019 and was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2018	Acquisitions	Payments	Adjustments	2019

SCS	$2,363	$—	$—	$(2,363)	$—
Total	$2,363	$—	$—	$(2,363)	$—

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

As of June 30, 2019, the Company had $15.1 million of gross deferred tax assets (after a $15.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $3.8 million related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2019 was 35.0% and 30.3%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 9.4% and 18.4%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2015 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax years 2015 and 2017, Belgium for tax years 2016 and 2017, Canada GST for tax years 2014 through 2018, the state of Arkansas in the United States for tax years 2015 through 2017, and the state of New York in the United States for tax years 2015 through 2017. During the second quarter of 2019, the Company closed an audit with the state of Minnesota in the United States for tax years 2014 through 2016 with no material changes. During the third quarter of 2018, the Company closed an audit in Ireland for the year 2016 with no material changes. In the first quarter of 2019, the Company received a report of initial deficiency tax findings from the Philippines Bureau of Internal Revenue (“BIR”) related to the 2015 tax year. The Company does not agree with the amount in question and is working closely with the BIR to clarify and resolve the outstanding discrepancies. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the second quarter of 2019 a change to the valuation allowance was recorded in the amount of $2.3 million for deferred tax assets that do not meet the “more-likely-than-not” standard.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2020. The aggregate effect on income tax expense for the three months ended June 30, 2019 and 2018 was approximately $1.9 million and $2.2 million, respectively, which had a favorable impact on diluted net income per share of $0.04 and $0.05, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2019 and 2018 was approximately $4.0 million and $4.0 million, respectively, which had a favorable impact on diluted net income per share of $0.09 and $0.09, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2019 and 2018, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Reduction in force
TTEC Digital	$—	$—	$—	$51
TTEC Engage	308	187	770	340
Total	$308	$187	$770	$391

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Facility exit and other charges
TTEC Digital	$—	$—	$—	$—
TTEC Engage	120	847	619	1,492
Total	$120	$847	$619	$1,492

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2018	$416	$3,226	$3,642
Expense	774	619	1,393
Payments	(1,020)	(567)	(1,587)
Change due to foreign currency	(16)	16	—
Change in estimates	(4)	—	(4)
Reclassifications due to ASU 842 implementation	—	(2,917)	(2,917)
Balance as of June 30, 2019	$150	$377	$527

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2019, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of $1.1 million and $2.6 million, respectively, across the TTEC Digital and TTEC Engage segments. During the three and six months ended June 30, 2018, the Company recognized impairment losses related to leasehold improvement assets of zero and $1.1 million, respectively, in its TTEC Engage segment.

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

The maximum commitment under the Credit Facility is $900.0 million, with an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.150% per annum from the Credit Facility inception date until a compliance certificate is provided by the Company in connection with its quarterly financial statements for the quarter ended March 31, 2019, and thereafter as previously disclosed and as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that the Company is now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum Interest coverage Ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25% of the average book value of all accounts receivable over the most recent twelve-month period.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2019 and December 31, 2018, the Company had borrowings of $228.0 million and $282.0 million, respectively, under its Credit Agreement, and its average daily utilization was $324.0 million and $554.8 million for the six months ended June 30, 2019 and 2018, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $510  million as of June 30, 2019. As of June 30, 2019, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2019, outstanding letters of credit under the Credit Agreement totaled $3.7 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2019, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

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

The components of lease expense for the three and six months ended June 30, 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended
Description	Comprehensive Income (Loss)	June 30, 2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,798
Interest on lease liabilities - finance leases	Interest expense	32
Operating lease cost (cost resulting from lease payments)	Cost of services	12,647
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,363
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	242
Short-term lease cost	Cost of services	1,247
Less: Sublease income	Selling, general and administrative	(126)
Less: Sublease income	Other income (expense), net	(496)
Total lease cost		$16,707

	Location in Statements of	Six Months Ended
Description	Comprehensive Income (Loss)	June 30, 2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$3,405
Interest on lease liabilities - finance leases	Interest expense	40
Operating lease cost (cost resulting from lease payments)	Cost of services	23,346
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	2,630
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	484
Short-term lease cost	Cost of services	2,312
Less: Sublease income	Selling, general and administrative	(193)
Less: Sublease income	Other income (expense), net	(992)
Total lease cost		$31,032

Other supplementary information for the three and six months ended June 30, 2019 are as follows  (dollar values in thousands):

Three Months Ended
June 30, 2019
Finance lease - operating cash flows	$32
Finance lease - financing cash flows	$2,202
Operating lease - operating cash flows (fixed payments)	$13,741
New ROU assets - operating leases	$5,368
Modified ROU assets - operating leases	$10,202
New ROU assets - finance leases	$1,657

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended
June 30, 2019
Finance lease - operating cash flows	$40
Finance lease - financing cash flows	$5,985
Operating lease - operating cash flows (fixed payments)	$26,075
New ROU assets - operating leases	$7,057
Modified ROU assets - operating leases	$23,201
New ROU assets - finance leases	$4,247

June 30, 2019
Weighted average remaining lease term - finance leases	3.12 yrs
Weighted average remaining lease term - operating leases	4.61 yrs
Weighted average discount rate - finance leases	1.00%
Weighted average discount rate - operating leases	7.73%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of June 30, 2019 and January 1, 2019 (date of adoption of ASU 842) are as follows (in thousands):

			January 1, 2019
Description	Location in Balance Sheet	June 30, 2019	(date of adoption)
Assets
Operating lease assets	Operating lease assets	$137,260	$129,894
Finance lease assets	Property, plant and equipment, net	19,883	18,261
Total leased assets		$157,143	$148,155

Liabilities
Current
Operating	Current operating lease liabilities	$38,719	$35,535
Finance	Other current liabilities	7,861	8,770
Non-current
Operating	Non-current operating lease liabilities	118,350	112,754
Finance	Other long-term liabilities	10,776	10,765
Total lease liabilities		$175,706	$167,824

The future minimum operating lease and finance lease payments required under non-cancelable leases as of June 30, 2019 are as follows (in thousands):

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$48,647	$(2,972)	$7,909
Year 2	42,142	(1,936)	6,134
Year 3	35,454	(345)	3,453
Year 4	30,414	(345)	1,042
Year 5	14,753	(29)	398
Thereafter	19,896	—	—
Total minimum lease payments	$191,306	$(5,627)	$18,936
Less imputed interest	(34,237)		(299)
Total lease liability	$157,069		$18,637

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The future minimum rental and capital lease payments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

	Operating	Sub-lease	Capital
	Leases	Income	Leases
Year 1	$47,379	$(2,624)	$8,770
Year 2	36,045	(2,631)	5,548
Year 3	30,678	(276)	3,798
Year 4	26,584	—	1,005
Year 5	17,226	—	414
Thereafter	25,362	—	—
Total minimum lease payments	$183,274	$(5,531)	$19,535
Less imputed interest			—
Total lease liability			$19,535

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018

Deferred revenue	$31,331	$33,247
Deferred compensation plan	17,973	14,836
Payable for remaining portion of acquisition	—	37,756
Other	30,684	40,693
Total	$79,988	$126,532

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Six Months Ended June 30,
	2019	2018
Noncontrolling interest, January 1	$7,677	$6,978
Net income attributable to noncontrolling interest	3,290	2,120
Dividends distributed to noncontrolling interest	(2,250)	(1,125)
Equity contribution	3,362	—
Foreign currency translation adjustments	—	(162)
Noncontrolling interest, June 30	$12,079	$7,811

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(25,722)	5,945	415	(19,362)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,458)	(201)	(7,659)
Net current period other comprehensive income (loss)	(25,722)	(1,513)	214	(27,021)

Accumulated other comprehensive income (loss) at June 30, 2018	$(109,822)	$(17,259)	$(2,244)	$(129,325)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	6,380	10,096	116	16,592
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,583)	(99)	(2,682)
Net current period other comprehensive income (loss)	6,380	7,513	17	13,910

Accumulated other comprehensive income (loss) at June 30, 2019	$(107,788)	$(765)	$(2,133)	$(110,686)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2019	2018	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,011)	$(4,883)	Revenue
Tax effect	273	1,318	Provision for income taxes
	$(738)	$(3,565)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(55)	$(112)	Cost of services
Tax effect	6	11	Provision for income taxes
	$(49)	$(101)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2019	2018	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(3,538)	$(10,215)	Revenue
Tax effect	955	2,757	Provision for income taxes
	$(2,583)	$(7,458)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(110)	$(223)	Cost of services
Tax effect	11	22	Provision for income taxes
	$(99)	$(201)	Net income (loss)

(15)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Shares used in basic earnings per share calculation	46,318	46,016	46,261	45,944
Effect of dilutive securities:
Stock options	—	9	—	9
Restricted stock units	366	374	375	469
Performance-based restricted stock units	—	2	—	2
Total effects of dilutive securities	366	385	375	480
Shares used in dilutive earnings per share calculation	46,684	46,401	46,636	46,424

For the three months ended June 30, 2019 and 2018, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended June 30, 2019 and 2018, there were restricted stock units (“RSUs”) of 10 thousand and 113 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, there were RSUs of 20 thousand and 64 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2019 and 2018, the Company recognized total equity-based compensation expense of $3.3 million and $6.5 million and $2.6 million and $6.2 million, respectively. Of this total compensation expense, $1.4 million and $2.6 million were recognized in Cost of services and $1.9 million and $3.9 million were recognized in Selling, general and administrative during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, the company recognized compensation expense of $1.0 million and $2.4 million in Cost of services and $1.6 million and $3.8 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2019 and 2018, the Company granted 40,246 and 466,102 RSUs, respectively, to new and existing employees, which typically vest over four or five years. The Company recognized compensation expense related to RSUs of $3.1 million and $6.3 million for the three and six months ended June 30, 2019, respectively. The Company recognized compensation expense related to RSUs of $2.6 million and $6.2 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was approximately $18.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During the six months ended June 30, 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020, 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.2 million for the three and six months ended June 30, 2019.

(17)RELATED PARTY

During 1999, the Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2019 and 2018, the Company expensed $0.6 million and $0.7 million, respectively, to Avion and Airmax for services provided to the Company. There were $257 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2019.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed for the global helpline solution only, after an arms-length market pricing review, in the fourth quarter of 2016 and is currently scheduled to expire at the end of 2019.  A minority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the six months ended June 30, 2019 and 2018, the Company expensed $30 thousand and $30 thousand, respectively, for these services.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During the six months ended June 30, 2019 and 2018, the Company purchased $33 thousand and $29 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2017, in connection with the Motif acquisition, the Company became a party to a real estate lease for a building that is owned, in part, by one of the Motif Founders. The lease expired in March 2019.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a  joint venture. During the six months ended June 30, 2019 and 2018, the Company recorded revenue of $2.8 million and $2.0 million, respectively, in connection with work performed through the joint venture.

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

Through the first quarter of 2019, we were reporting on four segments known as Customer Strategy Services (CSS), Customer Technology Services (CTS), Customer Growth Services (CGS) and Customer Management Services (CMS).

Starting in the second quarter of 2019, we have changed our strategy, how we go to market, how our clients and potential clients evaluate and consume our services and how we assess our performance. Based on these changes, we will now report our financial information based on the following two segments:  TTEC Digital and TTEC Engage.

•

TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients. These services were previously included in the CSS and CTS segments.

•

TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services. These services were previously included in the CGS and CMS segments.

We do not believe that this segment change results in any material impact on our financial results of operations.

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Experience as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our business is supported by 48,000 employees delivering services in 23 countries from 81 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across both our business segments.

Our revenue for the three months ended June 30, 2019 was $392.5 million. Approximately  $314 million, or 80%, came from our TTEC Engage segment and $79 million, or 20%, came from our TTEC Digital segment.

Since our establishment in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty by simplifying and personalizing interactions with their customers. We deliver thought leadership, through innovation in programs that differentiate our clients from their competition.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying and strengthening our core customer care services with consulting, data analytics, and technology-enabled, outcome-focused services.

We also invest in businesses that enable us to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. In 2018, we acquired Strategic Communications Services, a system integrator for multichannel contact center platforms based in the United Kingdom.

We deliver industry specific solutions and have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve approximately 275 clients globally.

Our Integrated Service Offerings and Business Segments

Our integrated service offering Humanify Customer Experience as a service (CXaas) is delivered through our two operating and reportable segments, TTEC Digital and TTEC Engage.

TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients.

•

We help our clients design, build and execute their customer experience (CX) vision by leveraging expertise in CX technologies, strategy, operations, analytics, learning and performance. We design, implement and manage cloud, on-premise or hybrid CX environments to deliver a consistent and superior experience across all touch points on a global scale that results in higher quality, lower costs and reduced risk for our clients. Through our Humanify™ Technology platform, we provide omnichannel contact center software-as-a-service (“SaaS”) solutions that enable clients to integrate their existing CX tech stack, orchestrate data and interactions across disparate technologies and contextually link customers directly to appropriate resources, anywhere and using any channel. We leverage proprietary capabilities in AI, machine learning, and robotics to automate low-value tasks and continuously improve the customer journey. Our platform enables clients to interact with their customers across the growing array of channels including voice, chat, email, mobile, web, SMS text, social networks, and video. Our ability to architect, deploy and host or manage the client’s customer experience environments is a differentiator and becomes a key enabler to achieving and sustaining the client’s CX objectives.

TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and  fraud detection and prevention services.

•

We design and manage clients’ front-to-back office processes to deliver personalized, protected, omnichannel interactions. Our front-office solutions seamlessly integrate voice, chat, email, mobile, web, SMS text, social networks, and video to optimize the customer experience for our clients. In addition, we manage client back-office processes to enhance their customer-centric view of relationships, maximize operating efficiencies and prevent fraud. Our delivery of integrated business processes via our highly trained professional onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Based on our clients’ requirements, we can provide our services on an integrated, cross-business segment basis or discretely, on an as needed basis.

Additional information with respect to our segments and geographic footprint is included in Part I. Item 1. Financial Statements, Note 3 to the Consolidated Financial Statements.

Financial Highlights

In the second quarter of 2019, our revenue increased $42.6 million, or 12.2%, to $392.5 million over the same period in 2018 despite a decrease of $1.1 million, or 0.3%, due to foreign currency fluctuations and a decrease of $2.2 million, or 0.6%, due to the initial adoption of ASC 606 for revenue in the first quarter of 2018. The increase in revenue was  comprised of a $26.0 million increase for TTEC Digital and a $16.6 million increase for TTEC Engage.

Our second quarter 2019 income from operations increased $9.4 million, or 69.4%, to $22.9 million or 5.8% of revenue, compared to  $13.5 million or 3.9% of revenue in the second quarter of 2018.  The change in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income expanded with a 14% improvement over the same period last year primarily on the growth of its higher margin cloud business and its system integration business which provides services pre and post the buildout of each client’s cloud platform.  The TTEC Engage operating income increased 125%  compared to the prior year quarter based on the increase in revenue and a $1.2 million benefit related to foreign currency fluctuations which was offset by a $1.5 million decrease related to the initial adoption of ASC 606 during the first quarter of 2018.

Income from operations in the second quarter of 2019 and 2018 included $2.5 million and $1.0 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 24,200 workstations, representing 56% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations was $110 million and represented 35% of our revenue for the second quarter of 2019, as compared to $107 million and 36% of our revenue for the corresponding period in 2018.

As of June 30, 2019,  the total production workstations for our TTEC Engage segment was 43,000 and the overall capacity utilization in our centers was 72%. The utilization is slightly lower than the previous year as we expand and shift capacity in certain countries to accommodate our increased bookings. The table below presents workstation data for all of our centers as of June 30, 2019 and 2018. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2019			June 30, 2018
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,493	29,144	72%	40,947	30,875	75%
Sites open <1 year	2,560	1,704	67%	2,101	2,020	96%
Total workstations	43,053	30,848	72%	43,048	32,895	76%

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

Results of Operations

During the second quarter of 2019, we finalized changes to our operating strategy and the way in which we assess performance. In accordance with this change, we adjusted certain reporting relationships between our Chief Operating Decision Maker (“CODM”) and other members of management, updated the compensation metrics for senior management, and modified the internal financial reporting provided to the CODM and his direct reports to be consistent with this revised management and measurement structure. Accordingly, during the second quarter of 2019, we reevaluated the definition of the operating segments, reportable segments, and reporting units which resulted in a change to the reportable segments.  Effective June 30, 2019, the segment information will be reported consistent with these updated reportable segments comprised of TTEC Digital and TTEC Engage.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2019 and 2018 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$78,519	$52,500	$26,019	49.6%
Operating Income	7,709	6,764	945	14.0%
Operating Margin	9.8%	12.9%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract and increases in the digital learning and insights practices, offset by reductions in legacy facility based training and lower volumes primarily in the Middle East business which the Company is in the process of winding down.

The operating income expansion is primarily attributable to the increased revenue and improved utilization of technology and people assets as the business scales its cloud and system integration revenue.  The operating income as a percentage of revenue decreased to 9.8% in the second quarter of 2019 as compared to 12.9% in the prior period. The decline in the operating margin percentage is primarily attributable to the $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment (see Part I. Item 1. Financial Statements, Notes 5 and 9 to the Consolidated Financial Statements). Included in the operating income was amortization expense related to acquired intangibles of $0.6 million and $0.7 million for the quarters ended June 30, 2019 and 2018, respectively.

TTEC Engage

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$313,996	$297,353	$16,643	5.6%
Operating Income	15,164	6,739	8,425	125.0%
Operating Margin	4.8%	2.3%

The increase in revenue for the TTEC Engage segment was due to a net increase of $32.9 million in client programs offset by a decrease for program completions of $13.4 million, a decrease of $2.1 million due to the initial adoption of ASC 606 for revenue in 2018, and an  $0.8 million decrease due to foreign currency fluctuations.

The operating income increased in line with improved revenue, pricing increases related to rising wages, lower healthcare costs and improved profitability in our healthcare and auto client portfolios. Additionally, the operating income was positively affected by $1.1 million of foreign currency fluctuation and negatively impacted by a $1.5 million decrease due to the initial adoption of ASC 606 in 2018. As a result, the operating income as a percentage of revenue increased to 4.8% in the second quarter of 2019 as compared to 2.3% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $2.0 million and $2.0 million for the quarters ended June 30, 2019 and 2018, respectively.

Interest Income (Expense)

For the three months ended June 30, 2019 interest income decreased to $0.4 million from $1.5 million in the same period in 2018. Interest expense decreased to $4.2 million during 2019 from $7.8 million during 2018 due to lower utilization of the line of credit offset by higher interest rates, and a $2.6 million reduction in the charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

For the three months ended June 30, 2019 Other income (expense), net increased to net income of $1.9 million from a net expense of $0.3 million during the prior year quarter.

Included in the three months ended June 30, 2019 was a $2.4 million benefit related to a fair value adjustment of contingent consideration for an acquisition.

For further information on the above items, see Part I. Item 1. Financial Statements, Notes  2 and 7 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended June 30, 2019 was 35.0%. This compares to an effective tax rate of 9.4% for the comparable period of 2018. The effective tax rate for the three months ended June 30, 2019 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of increased foreign earnings. Without $0.3 million of benefit from restructuring and impairment expenses, $0.1 million of benefit related to return to provision adjustments, a  $0.1 million expense related to tax contingencies, a $2.3 million expense related to changes in valuation allowances, and $0.1 million other expense, the Company’s effective tax rate for the second quarter of 2019 would have been 24.7%.

Results of Operations

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2019 and 2018 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$144,372	$102,568	$41,804	40.8%
Operating Income	15,468	12,110	3,358	27.7%
Operating Margin	10.7%	11.8%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract and increases in the digital learning and insights practices, offset by reductions in legacy facility based training and lower volumes primarily in the Middle East business, which the Company is in the process of winding down.

The operating income expansion is primarily attributable to the revenue growth, improved utilization of technology and people assets as the business scales its cloud and system integration revenue.  The operating income increase was offset by a $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment. The operating income as a percentage of revenue decreased to 10.7% for the six months ended June 30, 2019 as compared to 11.8% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $1.3 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

TTEC Engage

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$642,499	$622,534	$19,965	3.2%
Operating Income	39,497	26,334	13,163	50.0%
Operating Margin	6.1%	4.2%

The increase in revenue for the TTEC Engage segment was due to a net increase of $76.5 million in client programs offset by a decrease for program completions of $35.6 million, a $16.0 million reduction due to the initial adoption of ASC 606 related to revenue in 2018, and a $4.9 million decrease due to foreign currency fluctuations.

The operating income increased in line with the improved revenue, pricing increases related to rising wages, lower healthcare costs, improved profitability in our healthcare and auto client portfolios, and a $6.4 million volume commitment payment. Additionally, the operating income was positively affected by $2.2 million of foreign currency fluctuations and negatively impacted by an $8.8 million decrease due to the initial adoption of ASC 606 in 2018. As a result, the operating income as a percentage of revenue increased to 6.1% for the six months ended June 30, 2019 as compared to 4.2% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $4.0 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.

Interest Income (Expense)

For the six months ended June 30, 2019 interest income decreased to $0.8 million from $2.5 million in the same period in 2018 due to lower average cash balances. Interest expense decreased to $9.5 million during 2019 from $14.2 million during 2018 due to lower utilization of the line of credit offset by higher interest rates, and a $3.2 million reduction in the charge related to the future purchase of the remaining 30% of the Motif acquisition.

Other Income (Expense)

For the six months ended June 30, 2019 Other income (expense), net increased to net income of $2.7 million from a net expense of $11.8 million during the prior year quarter.

Included in the six months ended June 30, 2019 was a $2.4 million benefit related to the fair value adjustment of contingent consideration for an acquisition.

Included in the six months ended June 30, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan, an $1.1 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG, and a $0.7 million gain related to the bargain purchase for the Percepta acquisition closed on March 31, 2018.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the six months ended June 30, 2019 was 30.3%. This compared to an effective tax rate of 18.4% for the comparable period of 2018. The effective tax rate for the six months ended June 30, 2019 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of increased foreign earnings. Without $1.0 million of benefit from restructuring expenses, a  $0.3 million expense related to tax contingencies, and a  $2.3 million expense related to changes in valuation allowances, and $0.2 million other expense, the Company’s effective tax rate for the six months of 2019 would have been 24.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2019, we generated positive operating cash flows of $121.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2019 and 2018.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $75.5 million and $78.2 million as of June 30, 2019 and December 31, 2018, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2019 and 2018, net cash flows provided by operating activities was $121.3 million and $104.7 million, respectively. The increase is primarily due to a $16.8 million improvement in working capital due to higher current liability balances.

Cash Flows from Investing Activities

For the six months ended June 30, 2019 and 2018, net cash flows used in investing activities was  $28.1 million and $21.0 million, respectively. The increase was due to a $11.5 million increase in capital expenditures offset by a $4.1 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the six months ended June 30, 2019 and 2018, net cash flows used in financing activities was  $84.7 million and $74.5 million, respectively. The change in net cash flows from 2018 to 2019 was primarily due to a $5.1 million payment related to the hold-back for an acquisition,  and a  $4.2 million of increased payments on other debt.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in cash flow from working capital offset by higher capital expenditures. Free cash flow was $92.8 million and $87.8 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$41,303	$37,319	$121,266	$104,706
Less: Purchases of property, plant and equipment	15,228	9,375	28,428	16,883
Free cash flow	$26,075	$27,944	$92,838	$87,823

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

Client Concentration

During the six months ended June 30, 2019,  none of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 37.4% and 34.7% of our consolidated revenue for the three months ended June 30, 2019 and 2018, respectively. Our five largest clients accounted for 36.7% and 35.6% of our consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. We have had long-term relationships with our top five clients, ranging from one to 22 years, with most of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms, our scope of service and where the services are delivered. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients and the fact that most of these relationships are based on multiple smaller contracts with different termination dates. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients when they terminate relationships with limited notice.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2019,  we had $228.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2019, interest accrued at a rate of approximately 3.6% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2019 and 2018, revenue associated with this foreign exchange risk was 22% and 24% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2019 and December 31, 2018 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2019	Amount	Amount		12 months	Through
Philippine Peso	6,237,000	120,528	(1)	62.2%	April 2022
Mexican Peso	1,119,500	55,183		52.7%	August 2022
		$175,711

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2019 and December 31, 2018.

The fair value of our cash flow hedges at June 30, 2019 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2019	Next 12 Months
Philippine Peso	$(588)	$(914)
Mexican Peso	(467)	(1,233)
	$(1,055)	$(2,147)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from

December 31, 2018 reflects fewer outstanding cash flow hedges, partially offset by a strong U.S. dollar against the Mexican Peso and Philippine Peso.

We recorded net losses of approximately  $3.5 million and $10.2 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2019 and 2018, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2019 and 2018, approximately 21% and 25%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2019 or December 31, 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2019:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
March 31, 2019				$26,580
April 1, 2019 - April 30, 2019	—	$—	—	$26,580
May 1, 2019 - May 31, 2019	—	$—	—	$26,580
June 1, 2019 - June 30, 2019	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2019, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of June 30, 2019 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.25*	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective July 5, 2019

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three and six months ended June 30, 2019 and 2018 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer