Form 10-Q
period 2019-09-30
TTEC Holdings, Inc.
filed 2019-11-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐   No ☑

As of October 31, 2019, there were 46,486,749 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$85,480	$78,237
Accounts receivable, net	312,128	350,962
Prepaids and other current assets	80,709	61,808
Income and other tax receivables	37,293	35,470
Total current assets	515,610	526,477

Long-term assets
Property, plant and equipment, net	164,972	161,523
Operating lease assets	146,092	—
Goodwill	203,823	204,633
Deferred tax assets, net	12,103	15,523
Other intangible assets, net	72,091	80,911
Other long-term assets	67,175	65,441
Total long-term assets	666,256	528,031
Total assets	$1,181,866	$1,054,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,229	$59,447
Accrued employee compensation and benefits	111,430	83,437
Other accrued expenses	77,610	15,963
Income tax payable	10,186	12,325
Deferred revenue	39,755	44,926
Current operating lease liabilities	41,512	—
Other current liabilities	11,584	19,320
Total current liabilities	358,306	235,418

Long-term liabilities
Line of credit	199,000	282,000
Deferred tax liabilities, net	9,916	10,371
Non-current income tax payable	27,277	30,754
Deferred rent	—	16,584
Non-current operating lease liabilities	125,998	—
Other long-term liabilities	74,226	126,532
Total long-term liabilities	436,417	466,241
Total liabilities	794,723	701,659

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,485,595 and 46,194,717 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	465	462
Additional paid-in capital	353,372	353,932
Treasury stock at cost; 35,566,658 and 35,857,536 shares as of September 30, 2019 and December 31, 2018, respectively	(605,370)	(610,177)
Accumulated other comprehensive income (loss)	(118,700)	(124,596)
Retained earnings	744,954	725,551
Noncontrolling interest	12,422	7,677
Total stockholders’ equity	387,143	352,849
Total liabilities and stockholders’ equity	$1,181,866	$1,054,508

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$395,507	$364,936	$1,182,378	$1,090,038

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	304,622	286,925	897,193	844,555
Selling, general and administrative	48,062	43,321	148,646	134,611
Depreciation and amortization	16,659	17,317	50,452	52,052
Restructuring and integration charges, net	183	2,716	1,572	4,599
Impairment losses	—	—	3,569	1,120
Total operating expenses	369,526	350,279	1,101,432	1,036,937

Income from operations	25,981	14,657	80,946	53,101

Other income (expense)
Interest income	522	1,401	1,291	3,940
Interest expense	(4,041)	(8,410)	(13,537)	(22,634)
Other income (expense), net	2,713	989	5,376	(10,786)
Total other income (expense)	(806)	(6,020)	(6,870)	(29,480)

Income before income taxes	25,175	8,637	74,076	23,621

Provision for income taxes	(5,196)	(1,893)	(20,007)	(4,648)

Net income	19,979	6,744	54,069	18,973

Net income attributable to noncontrolling interest	(1,878)	(1,369)	(5,168)	(3,489)

Net income attributable to TTEC stockholders	$18,101	$5,375	$48,901	$15,484

Other comprehensive income (loss)
Net income	$19,979	$6,744	$54,069	$18,973
Foreign currency translation adjustments	(9,138)	(2,255)	(2,758)	(28,139)
Derivative valuation, gross	1,255	7,463	11,517	6,679
Derivative valuation, tax effect	(353)	(2,015)	(3,102)	(2,744)
Other, net of tax	37	103	54	317
Total other comprehensive income (loss)	(8,199)	3,296	5,711	(23,887)
Total comprehensive income (loss)	11,780	10,040	59,780	(4,914)

Less: Comprehensive income attributable to noncontrolling interest	(1,693)	(1,313)	(4,983)	(3,271)

Comprehensive income (loss) attributable to TTEC stockholders	$10,087	$8,727	$54,797	$(8,185)

Weighted average shares outstanding
Basic	46,481	46,172	46,335	46,021
Diluted	46,768	46,316	46,693	46,390

Net income per share attributable to TTEC stockholders
Basic	$0.39	$0.12	$1.06	$0.34
Diluted	$0.39	$0.12	$1.05	$0.33

Dividends declared per share outstanding	$0.32	$0.28	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2019 and 2018

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	Interest	Total Equity
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	18,101	1,878	19,979
Dividends to shareholders ($0.32 per common share)	—	—	—	—	—	—	—	(14,875)	—	(14,875)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,350)	(1,350)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,953)	—	(185)	(9,138)
Derivatives valuation, net of tax	—	—	—	—	—	—	902	—	—	902
Vesting of restricted stock units	—	—	99	1	1,634	(3,825)	—	—	—	(2,190)
Equity-based compensation expense	—	—	—	—	—	3,129	—	—	—	3,129
Other, net of tax	—	—	—	—	—	—	37	—	—	37
Balance as of September 30, 2019	—	$—	46,486	$465	$(605,370)	$353,372	$(118,700)	$744,954	$12,422	$387,143

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of June 30, 2018	—	$—	46,034	$460	$(612,841)	$352,784	$(129,325)	$712,775	$7,811	$331,664
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,375	1,369	6,744
Dividends to shareholders ($0.28 per common share)	—	—	—	—	—	—	—	(12,932)	—	(12,932)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(900)	(900)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,199)	—	(56)	(2,255)
Derivatives valuation, net of tax	—	—	—	—	—	—	5,448	—	—	5,448
Vesting of restricted stock units	—	—	143	2	2,379	(4,712)	—	—	—	(2,331)
Exercise of stock options	—	—	15	—	248	(40)	—	—	—	208
Equity-based compensation expense	—	—	—	—	—	3,109	—	—	—	3,109
Other, net of tax	—	—	—	—	—	—	103	—	—	103
Balance as of September 30, 2018	—	$—	46,192	$462	$(610,214)	$351,141	$(125,973)	$705,218	$8,224	$328,858

Nine months ended September 30, 2019 and 2018

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	Interest	Total Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)
Net income	—	—	—	—	—	—	—	48,901	5,168	54,069
Dividends to shareholders ($0.62 per common share)	—	—	—	—	—	—	—	(28,739)	—	(28,739)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	3,362	3,362
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,600)	(3,600)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,573)	—	(185)	(2,758)
Derivatives valuation, net of tax	—	—	—	—	—	—	8,415	—	—	8,415
Vesting of restricted stock units	—	—	291	3	4,807	(10,223)	—	—	—	(5,413)
Equity-based compensation expense	—	—	—	—	—	9,663	—	—	—	9,663
Other, net of tax	—	—	—	—	—	—	54	—	—	54
Balance as of September 30, 2019	—	$—	46,486	$465	$(605,370)	$353,372	$(118,700)	$744,954	$12,422	$387,143

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)
Net income	—	—	—	—	—	—	—	15,484	3,489	18,973
Dividends to shareholders ($0.55 per common share)	—	—	—	—	—	—	—	(25,346)	—	(25,346)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,025)	(2,025)
Foreign currency translation adjustments	—	—	—	—	—	—	(27,921)	—	(218)	(28,139)
Derivatives valuation, net of tax	—	—	—	—	—	—	3,935	—	—	3,935
Vesting of restricted stock units	—	—	315	3	5,215	(9,836)	—	—	—	(4,618)
Exercise of stock options	—	—	15	—	248	(40)	—	—	—	208
Equity-based compensation expense	—	—	—	—	—	9,292	—	—	—	9,292
Other, net of tax	—	—	—	—	—	—	317	—	—	317
Balance as of September 30, 2018	—	$—	46,192	$462	$(610,214)	$351,141	$(125,973)	$705,218	$8,224	$328,858

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$54,069	$18,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,452	52,052
Amortization of contract acquisition costs	751	1,183
Amortization of debt issuance costs	909	744
Imputed interest expense and fair value adjustments to contingent consideration	207	8,204
Provision for doubtful accounts	—	483
(Gain) loss on disposal of assets	182	25
Gain on sales of business	—	—
Impairment losses	3,569	1,120
Impairment on equity investment	—	15,632
Gain (adjustment) on bargain purchase of a business	—	(685)
Non-cash loss on assets held for sale reclassified to held and used	—	2,000
Deferred income taxes	(1,354)	(5,276)
Excess tax benefit from equity-based awards	(1,242)	(708)
Equity-based compensation expense	9,663	9,292
(Gain) loss on foreign currency derivatives	(155)	659
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	36,705	77,186
Prepaids and other assets	21,425	(39,752)
Accounts payable and accrued expenses	83,986	14,777
Deferred revenue and other liabilities	(74,770)	10,200
Net cash provided by operating activities	184,397	166,109

Cash flows from investing activities
Proceeds from sale of long-lived assets	355	21
Purchases of property, plant and equipment, net of acquisitions	(44,438)	(31,841)
Investments in non-marketable equity investments	—	(2,119)
Acquisitions, net of cash acquired of zero and $4.5 million, respectively	—	(2,027)
Net cash used in investing activities	(44,083)	(35,966)

Cash flows from financing activities
Proceeds from line of credit	746,800	1,573,500
Payments on line of credit	(829,800)	(1,645,000)
Payments on other debt	(9,367)	(4,613)
Payments of contingent consideration and hold back payments to acquisitions	(5,902)	(785)
Dividends paid to shareholders	(13,864)	(12,414)
Payments to noncontrolling interest	(3,600)	(2,025)
Capital contribution from noncontrolling interest	3,362	—
Proceeds from exercise of stock options	—	208
Tax payments related to issuance of restricted stock units	(5,413)	(4,618)
Payments of debt issuance costs	(1,819)	(35)
Net cash used in financing activities	(119,603)	(95,782)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,151)	(14,919)

Increase/ (decrease) in cash, cash equivalents and restricted cash	17,560	19,442
Cash, cash equivalents and restricted cash, beginning of period	78,237	74,437
Cash, cash equivalents and restricted cash, end of period	$95,797	$93,879

Supplemental disclosures
Cash paid for interest	$9,901	$13,677
Cash paid for income taxes	$25,076	$30,088
Non-cash operating, investing and financing activities
Acquisition of long-lived assets through finance leases	$3,172	$11,482
Acquisition of equipment through increase in accounts payable, net	$(493)	$1,056
Dividend declared but not paid	$14,875	$12,932

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative solutions for many of the world’s most iconic and disruptive brands. The Company helps large global companies increase revenue and reduce costs by delivering personalized customer experiences across every interactional channel and phase of the customer lifecycle as an end-to-end provider of customer engagement services, technologies, insights and innovations. TTEC’s 48,500 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, the United Arab Emirates, and the United Kingdom.

Through the first quarter of 2019, the Company was reporting on four segments known as Customer Strategy Services (CSS), Customer Technology Services (CTS), Customer Growth Services (CGS) and Customer Management Services (CMS).

Starting in the second quarter of 2019, the Company changed its strategy, how the Company goes to market, how its clients and potential clients evaluate and consume its services and how it assesses its performance. Based on these changes, the Company now reports its financial information based on the following two segments:  TTEC Digital and TTEC Engage.

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

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, and its 55% equity owned subsidiary Percepta, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$85,480	$78,237
Restricted cash included in "Prepaid and other current assets"	10,305	—
Restricted cash included in "Other noncurrent assets"	12	—
Total	$95,797	$78,237

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases, and making targeted changes to lessor accounting. The FASB also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than a retroactive restatement of all periods presented.

The Company adopted Accounting Standards Codification (“ASC”) 842 as of January 1, 2019 using the effective date as the date of initial application. The election allowed the Company to recognize the effects of the implementation of ASC 842 as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also made certain assumptions in judgements when applying ASC 842. The most significant judgements are as follows:

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
3.

The Company elected to not separate non-lease components (which include common area maintenance, taxes, and insurance) from the lease components for gross payment real estate leases. For net payment real estate leases and IT equipment leases, the non-lease components are not included in the lease right of use asset and lease liability and instead are reflected as an expense in the period incurred.

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

The adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $129.9 million and $148.3 million, respectively, as of January 1, 2019. The operating lease assets are lower than the operating lease liabilities primarily due to deferred rent balances at the transition date being reclassed into the right of use operating assets. On January 1, 2019 the Company recognized a reduction of $0.8 million, net of tax, in its retained earnings as a result of recognizing previously impaired right of use assets recorded at transition. The standard did not impact our consolidated net earnings or cash flows. See Note 11 for additional lease disclosures.

Other Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 amends and simplifies existing guidance for derivatives and hedges including aligning accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs. The changes include designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for interim and annual periods beginning after December 15, 2018 and early adoption was permitted. The Company adopted the new guidance effective January 1, 2019 and the adoption did not have a material effect on the financial statements or related disclosures.

The Company adopted ASC 606, “Revenue From Contracts With Customers”, effective January 1, 2018, using the modified retrospective method. The adoption of ASC 606 resulted in the Company deferring recognition of certain fees, which are classified as deferred revenue on the balance sheet. Revenue recognized in the nine months ended September 30, 2019 that was included in the deferred revenue balance as of January 1, 2019 was $48.0 million.

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included a discount rate of 4.7% and expected future value of payments of $2.9 million. The $2.9 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with SCS achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was $2.7 million. As of June 30, 2019,  based on current year and expected future EBITDA, the fair value of the contingent consideration was estimated to be zero and thus the $2.4 million accrual was reversed during the quarter ended June 30, 2019, and was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2019, the expected future EBITDA is still below the targets, thus the contingent consideration remains at zero.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2018 noted above contributed revenues of $2.3 million and  a net loss of $0.8 million, inclusive of $0.3 million of acquired intangible amortization, to the Company for the nine months ended September 30, 2019, respectively.

The unaudited proforma impact of the 2018 acquisitions on the consolidated results of operations of the Company for the first nine months of 2018 as though the acquisitions occurred on January 1 was not material.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments

CaféX

In 2015, the Company invested $9.0 million in CaféX Communications, Inc. (“CaféX), a provider of omni-channel web-based real time communication (WebRTC) solutions, through the purchase of a portion of its outstanding Series B Preferred Stock. During the fourth quarter of 2016, the Company invested an additional $4.3 million to purchase a portion of the Series C Preferred Stock of CaféX. During the first quarter of 2019, the Company purchased a portion of the common shares of CaféX from another investor for $1. At September 30, 2019, the Company owns 17.8% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the first quarter of 2018, the Company provided a $2.1 million bridge loan to CaféX which accrues interest at a rate of 12% per year until maturity or conversion, which will be no later than June 30, 2020.

As of March 31, 2018, the Company evaluated the investment in CaféX for impairment due to a large anticipated sale of IP not being completed as planned, a shift in the strategy of the company, an ongoing default by CaféX of its loan agreement with its bank, and a lack of potential additional funding options. Based on this evaluation, the Company determined that the fair value of its investment was zero and thus the investment was impaired as of March 31, 2018. The Company recorded a $15.6 million write-off of the equity investment and the bridge loan which was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Subsequent Event

On October 26, 2019, the Company acquired, through its subsidiary TTEC Services Corporation (“TSC”), 70% of the outstanding membership interest in First Call Resolution, LLC (“FCR”), an Oregon limited liability company (“the Transaction”). FCR is a customer care, social networking and business process solutions service provider with approximately 2,000 employees based in the U.S.

Total cash paid at acquisition was $104.2 million. The Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Transaction includes a  potential earn-out payment with a maximum value of $10.9 million contingent on FCR’s 2020 EBITDA performance.

As of the closing of the Transaction, Ortana Holdings, LLC, an Oregon limited liability company (“Ortana”), owned by the FCR founders, will continue to hold the remaining 30% membership interest in FCR (“Remaining Interest”). Between January 31, and December 31, 2023, Ortana shall have an option to sell to TSC and TSC shall have an option to purchase from Ortana the Remaining Interest at a purchase price equal to a multiple of FCR’s adjusted EBITDA for the period ending December 31, 2022. As a condition to closing, FCR’s founders agreed to continue their affiliation with FCR at least through 2023, and not to compete with the Company for a period of four years after the disposition of the Remaining Interest.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(3)SEGMENT INFORMATION

During the second quarter of 2019, the Company finalized changes to the Company’s operating strategy and the way in which the Company assesses performance. In accordance with this change,  the Company adjusted certain reporting relationships between the Chief Operating Decision Maker (“CODM”) and other members of management, updated the compensation metrics for senior management, and modified the internal financial reporting provided to the CODM and his direct reports consistent with this revised management and measurement structure. Accordingly, during the second quarter of 2019, the Company reevaluated the definition of the operating segments, reportable segments, and reporting units which resulted in a change to the reportable segments. Effective June 30, 2019, the segment information was reported consistent with these updated reportable segments comprised of TTEC Digital and TTEC Engage.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$78,577	$43	$78,620	$2,512	$11,704
TTEC Engage	316,887	—	316,887	14,147	14,277
Total	$395,464	$43	$395,507	$16,659	$25,981

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$66,849	$(170)	$66,679	$2,316	$8,469
TTEC Engage	298,257	—	298,257	15,001	6,188
Total	$365,106	$(170)	$364,936	$17,317	$14,657

Nine Months Ended September 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$223,198	$(206)	$222,992	$8,055	$27,172
TTEC Engage	959,386	—	959,386	42,397	53,774
Total	$1,182,584	$(206)	$1,182,378	$50,452	$80,946

Nine Months Ended September 30, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$169,536	$(289)	$169,247	$6,550	$20,579
TTEC Engage	920,791	—	920,791	45,502	32,522
Total	$1,090,327	$(289)	$1,090,038	$52,052	$53,101

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Capital Expenditures
TTEC Digital	$318	$2,105	$9,714	$3,447
TTEC Engage	15,692	12,853	34,724	28,394
Total	$16,010	$14,958	$44,438	$31,841

	September 30, 2019	December 31, 2018
Total Assets
TTEC Digital	$248,243	$222,977
TTEC Engage	933,623	831,531
Total	$1,181,866	$1,054,508

	September 30, 2019	December 31, 2018
Goodwill
TTEC Digital	$65,544	$66,158
TTEC Engage	138,279	138,475
Total	$203,823	$204,633

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
United States	$240,863	$206,433	$713,561	$605,024
Philippines	89,876	85,272	274,456	259,919
Latin America	24,454	26,351	73,645	84,073
Europe / Middle East / Africa	15,187	16,112	46,838	50,552
Asia Pacific / India	14,733	15,368	41,713	42,945
Canada	10,394	15,400	32,165	47,525
Total	$395,507	$364,936	$1,182,378	$1,090,038

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the nine months ended September 30, 2019 or 2018.  The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for uncollectible accounts and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2019.

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of December 31, 2018, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears, and during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2019, the pre-petition accounts receivable balance is $2.7 million. During the first quarter of 2019, Sears sold a substantial part of its business, including the business that TTEC serves, to Transform SR Holdings Management LLC (“new Sears”). TTEC now provides services to new Sears pursuant to the terms of a new contract that parties signed in April 2019.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, the Company had factored $40.5 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of September 30, 2019, the Company had collected $10.3 million of cash from customers which had not been remitted to the Bank and thus was included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of September 30, 2019 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2018	Adjustments	Impairments	Currency	2019

TTEC Digital	$66,158	$—	—	(614)	$65,544
TTEC Engage	138,475	—	—	(196)	138,279
Total	$204,633	$—	$—	$(810)	$203,823

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

During the quarter ended June 30, 2019, the Company identified negative indicators such as lower financial performance and the impairment of intangibles and other long-lived assets for one component of the TTEC Digital segment and thus the Company updated its quantitative assessment for the TTEC Digital Consulting reporting unit fair value using an income-based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. At June 30, 2019, the fair value for the TTEC Digital Consulting reporting unit exceeded the carrying value, and thus no impairment was required. At September 30, 2019, the Company reviewed the current assumptions and projections for this reporting unit and noted no material changes since the evaluation at June 30, 2019, thus no impairment is required.

During the second quarter of 2019, in connection with the change in operating segments, the Company also reassessed the reporting units. After evaluation, the Company reduced the reporting units to four from five based on the combination of the previous CMS (Customer Management) and CGS (Customer Growth) reporting units.

Other Intangible Assets

In connection with reduced profitability of the rogenSi component of the TTEC Digital segment, an interim impairment analysis was completed during the second quarter of 2019. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property,  and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset. At September 30, 2019, the Company reviewed the evaluation completed as of June 30, 2019, and noted no material changes, thus no additional impairment is required.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2019, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Aggregate unrealized net gain/(loss) at beginning of period	$(765)	$(17,259)	$(8,278)	$(15,746)
Add: Net gain/(loss) from change in fair value of cash flow hedges	1,695	8,429	11,791	14,374
Less: Net (gain)/loss reclassified to earnings from effective hedges	(793)	(2,981)	(3,376)	(10,439)
Aggregate unrealized net gain/(loss) at end of period	$137	$(11,811)	$137	$(11,811)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2019 and December 31, 2018 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2019	Amount	Amount		12 months	Through
Philippine Peso	6,311,000	119,751	(1)	57.6%	April 2022
Mexican Peso	1,162,500	55,672		50.9%	December 2021
		$175,423

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2019 and December 31, 2018.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2019 and December 31, 2018 the total notional amounts of the Company’s forward contracts used as fair value hedges were $102.0 million and $70.4 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,645	$259
Other long-term assets	1,624	—
Other current liabilities	(2,552)	(148)
Other long-term liabilities	(516)	—
Total fair value of derivatives, net	$201	$111

	December 31, 2018
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$814	$60
Other long-term assets	215	—
Other current liabilities	(8,861)	(104)
Other long-term liabilities	(3,484)	—
Total fair value of derivatives, net	$(11,316)	$(44)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(793)	$(2,981)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(1,087)	$(4,085)

	Three Months Ended September 30,
	2019	2018
Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$57	$(956)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(3,376)	$(10,439)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(4,625)	$(14,300)

	Nine Months Ended September 30,
	2019	2018
Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(1,160)	$(6,651)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

The following presents information as of September 30, 2019 and December 31, 2018 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2019, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment is fully impaired to zero (See Note 2).

Debt - The Company’s debt consists primarily of the Company’s Amended and Restated Credit Agreement and Amended and Restated Security Agreement originally dated as of June 3, 2013 and most recently amended on February 14, 2019, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2019 and December 31, 2018, the Company had $199.0 million and $282.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2019 outstanding borrowings accrued interest at an average rate of 3.4% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2019, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$201	$—	$201
Fair value hedges	—	111	—	111
Total net derivative asset (liability)	$—	$312	$—	$312

As of December 31, 2018

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,316)	$—	$(11,316)
Fair value hedges	—	(44)	—	(44)
Total net derivative asset (liability)	$—	$(11,360)	$—	$(11,360)

The following is a summary of the Company’s fair value measurements as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$312	$—
Total assets	$—	$312	$—

Liabilities
Deferred compensation plan liability	$—	$(18,598)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	—
Total liabilities	$—	$(18,598)	$—

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

During the second quarter of 2019, the Company recorded a fair value adjustment to the contingent consideration associated with the SCS acquisition based on decreased estimates of EBITDA which caused the estimated payable to be zero for both future payments. Accordingly, a $2.5 million decrease to the payable was recorded as of June 30, 2019 and was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2019, the expected future EBITDA is still below the targets, thus the contingent consideration remains at zero.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2018	Acquisitions	Payments	Adjustments	2019

SCS	$2,363	$—	$—	$(2,363)	$—
Total	$2,363	$—	$—	$(2,363)	$—

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

As of September 30, 2019, the Company had $12.1 million of gross deferred tax assets (after a $15.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $2.2 million related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2019 was 20.6% and 27.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was 21.9% and 19.7%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2016 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for Canada for tax years 2009 and 2010, the Philippines for tax years 2015, 2017 and 2018, Canada GST for tax years 2014 through 2018, the state of Arkansas in the United States for tax years 2015 through 2017, and the state of New York in the United States for tax years 2015 through 2017. During the third quarter of 2019, the Company closed an audit with the country of Belgium for tax years 2016 and 2017 with no material changes. During the second quarter of 2019, the Company closed an audit with the state of Minnesota in the United States for tax years 2014 through 2016 with no material changes. During the third quarter of 2018, the Company closed an audit in Ireland for the year 2016 with no material changes.  In the first quarter of 2019, the Company received a report of initial deficiency tax findings from the Philippines Bureau of Internal Revenue (“BIR”) related to the 2015 tax year. During the third quarter 2019, the Company was able to fully settle this audit for an immaterial amount and is currently awaiting the final issuance of the audit determination letter from the BIR. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2020. The aggregate effect on income tax expense for the three months ended September 30, 2019 and 2018 was approximately $2.4 million and $1.9 million, respectively, which had a favorable impact on diluted net income per share of $0.05 and $0.04, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2019 and 2018 was approximately $6.4 million and $5.7 million, respectively, which had a favorable impact on diluted net income per share of $0.14 and $0.12, respectively.

(9)RESTRUCTURING CHARGES, INTEGRATION CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During 2019 and 2018, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring and integration charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Reduction in force
TTEC Digital	$90	$82	$90	$133
TTEC Engage	—	97	770	437
Total	$90	$179	$860	$570

Facility exit and other charges
TTEC Digital	$8	$—	$8	$—
TTEC Engage	85	2,537	704	4,029
Total	$93	$2,537	$712	$4,029

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2018	$416	$3,226	$3,642
Expense	864	712	1,576
Payments	(1,130)	(788)	(1,918)
Change due to foreign currency	(51)	12	(39)
Change in estimates	(4)	—	(4)
Reclassifications due to ASU 842 implementation	—	(2,917)	(2,917)
Balance as of September 30, 2019	$95	$245	$340

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2019, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of zero and  $2.6 million, respectively, across the TTEC Digital and TTEC Engage segments. During the three and nine months ended September 30, 2018, the Company recognized impairment losses related to leasehold improvement assets of zero and $1.1 million, respectively, in its TTEC Engage segment.

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

The maximum commitment under the Credit Facility is $900.0 million, with an accordion feature of up to $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees were payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by 0.150% per annum from the Credit Facility inception date until a compliance certificate was provided by the Company in connection with its quarterly financial statements for the quarter ended March 31, 2019, and thereafter as previously disclosed and as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that the Company is now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum Interest coverage Ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25% of the average book value of all accounts receivable over the most recent twelve-month period.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2019 and December 31, 2018, the Company had borrowings of $199.0 million and $282.0 million, respectively, under its Credit Agreement, and its average daily utilization was $314.9 million and $563.5 million for the nine months ended September 30, 2019 and 2018, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $575  million as of September 30, 2019. As of September 30, 2019, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2019, outstanding letters of credit under the Credit Agreement totaled $3.7 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2019, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended
Description	Comprehensive Income (Loss)	September 30, 2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,855
Interest on lease liabilities - finance leases	Interest expense	43
Operating lease cost (cost resulting from lease payments)	Cost of services	10,910
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	551
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	242
Short-term lease cost	Cost of services	1,107
Less: Sublease income	Selling, general and administrative	(126)
Less: Sublease income	Other income (expense), net	(496)
Total lease cost		$14,086

	Location in Statements of	Nine Months Ended
Description	Comprehensive Income (Loss)	September 30, 2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$5,260
Interest on lease liabilities - finance leases	Interest expense	83
Operating lease cost (cost resulting from lease payments)	Cost of services	34,256
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	3,181
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	726
Short-term lease cost	Cost of services	3,419
Less: Sublease income	Selling, general and administrative	(319)
Less: Sublease income	Other income (expense), net	(1,488)
Total lease cost		$45,118

Other supplementary information for the three and nine months ended September 30, 2019 are as follows  (dollar values in thousands):

Three Months Ended
September 30, 2019
Finance lease - operating cash flows	$43
Finance lease - financing cash flows	$2,111
Operating lease - operating cash flows (fixed payments)	$12,185
New ROU assets - operating leases	$1,301
Modified ROU assets - operating leases	$18,807
New ROU assets - finance leases	$1,886

Nine Months Ended
September 30, 2019
Finance lease - operating cash flows	$83
Finance lease - financing cash flows	$8,096
Operating lease - operating cash flows (fixed payments)	$38,260
New ROU assets - operating leases	$8,358
Modified ROU assets - operating leases	$42,008
New ROU assets - finance leases	$6,133

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2019
Weighted average remaining lease term - finance leases	3.11 yrs
Weighted average remaining lease term - operating leases	4.46 yrs
Weighted average discount rate - finance leases	1.38%
Weighted average discount rate - operating leases	7.51%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of September 30, 2019 and January 1, 2019 (date of adoption of ASU 842) are as follows (in thousands):

			January 1, 2019
Description	Location in Balance Sheet	September 30, 2019	(date of adoption)
Assets
Operating lease assets	Operating lease assets	$146,092	$129,894
Finance lease assets	Property, plant and equipment, net	19,903	18,261
Total leased assets		$165,995	$148,155

Liabilities
Current
Operating	Current operating lease liabilities	$41,512	$35,535
Finance	Other current liabilities	7,917	8,770
Non-current
Operating	Non-current operating lease liabilities	125,998	112,754
Finance	Other long-term liabilities	10,533	10,765
Total lease liabilities		$185,960	$167,824

The future minimum operating lease and finance lease payments required under non-cancelable leases as of September 30, 2019 are as follows (in thousands):

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,718	$(2,974)	$7,931
Year 2	46,111	(1,278)	6,153
Year 3	40,010	(345)	2,952
Year 4	30,766	(288)	1,305
Year 5	14,853	—	491
Thereafter	17,464	—	—
Total minimum lease payments	$200,922	$(4,885)	$18,832
Less imputed interest	(33,412)		(382)
Total lease liability	$167,510		$18,450

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The future minimum rental and capital lease payments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

	Operating	Sub-lease	Capital
	Leases	Income	Leases
Year 1	$47,379	$(2,624)	$8,770
Year 2	36,045	(2,631)	5,548
Year 3	30,678	(276)	3,798
Year 4	26,584	—	1,005
Year 5	17,226	—	414
Thereafter	25,362	—	—
Total minimum lease payments	$183,274	$(5,531)	$19,535
Less imputed interest			—
Total lease liability			$19,535

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018

Deferred revenue	$26,193	$33,247
Deferred compensation plan	18,598	14,836
Payable for remaining portion of acquisition	—	37,756
Other	29,435	40,693
Total	$74,226	$126,532

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Nine Months Ended September 30,
	2019	2018
Noncontrolling interest, January 1	$7,677	$6,978
Net income attributable to noncontrolling interest	5,168	3,489
Dividends distributed to noncontrolling interest	(3,600)	(2,025)
Equity contribution	3,362	—
Foreign currency translation adjustments	(185)	(218)
Noncontrolling interest, September 30	$12,422	$8,224

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(27,921)	14,374	620	(12,927)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,439)	(303)	(10,742)
Net current period other comprehensive income (loss)	(27,921)	3,935	317	(23,669)

Accumulated other comprehensive income (loss) at September 30, 2018	$(112,021)	$(11,811)	$(2,141)	$(125,973)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	(2,573)	11,791	201	9,419
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,376)	(147)	(3,523)
Net current period other comprehensive income (loss)	(2,573)	8,415	54	5,896

Accumulated other comprehensive income (loss) at September 30, 2019	$(116,741)	$137	$(2,096)	$(118,700)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2019	2018	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,087)	$(4,085)	Revenue
Tax effect	294	1,104	Provision for income taxes
	$(793)	$(2,981)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(55)	$(112)	Cost of services
Tax effect	6	11	Provision for income taxes
	$(49)	$(101)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2019	2018	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(4,625)	$(14,300)	Revenue
Tax effect	1,249	3,861	Provision for income taxes
	$(3,376)	$(10,439)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(165)	$(335)	Cost of services
Tax effect	18	32	Provision for income taxes
	$(147)	$(303)	Net income (loss)

(15)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Shares used in basic earnings per share calculation	46,481	46,172	46,335	46,021
Effect of dilutive securities:
Stock options	—	6	—	8
Restricted stock units	287	138	358	360
Performance-based restricted stock units	—	—	—	1
Total effects of dilutive securities	287	144	358	369
Shares used in dilutive earnings per share calculation	46,768	46,316	46,693	46,390

For the three months ended September 30, 2019 and 2018, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended September 30, 2019 and 2018, there were restricted stock units (“RSUs”) of zero and 475 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, there were RSUs of 20 thousand and 168 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2019 and 2018, the Company recognized total equity-based compensation expense of $3.1 million and $9.7 million and $3.1 million and $9.3 million, respectively. Of this total compensation expense, $1.0 million and $3.7 million were recognized in Cost of services and $2.1 million and $6.0 million were recognized in Selling, general and administrative during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the company recognized compensation expense of $1.1 million and $3.5 million in Cost of services and $2.0 million and $5.8 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2019 and 2018, the Company granted 101,909 and 480,582 RSUs, respectively, to new and existing employees, which typically vest over four or five years. The Company recognized compensation expense related to RSUs of $2.5 million and $8.9 million for the three and nine months ended September 30, 2019, respectively. The Company recognized compensation expense related to RSUs of $3.1 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was approximately $18.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During the six months ended June 30, 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020, 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.6 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

(17)RELATED PARTY

During 1999, the Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2019 and 2018, the Company expensed $0.8 million and $0.9 million, respectively, to Avion and Airmax for services provided to the Company. There were $118 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2019.

During 2014, the Company entered into a vendor contract with Convercent Inc. to provide learning management and web and telephony based global helpline solutions. This contract was renewed for the global helpline solution only, after an arms-length market pricing review, in the fourth quarter of 2016 and is currently scheduled to expire at the end of 2019.  A minority owner of Convercent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During the nine months ended September 30, 2019 and 2018, the Company expensed $45 thousand and $45 thousand, respectively, for these services.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During the nine months ended September 30, 2019 and 2018, the Company purchased $50 thousand and $44 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

During 2017, in connection with the acquisition of Motif, Inc. (“Motif”), the Company became a party to a real estate lease for a building that is owned, in part, by one of the Motif founders. Motif’s lease for that real estate property expired in March 2019.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a  joint venture. During the nine months ended September 30, 2019 and 2018, the Company recorded revenue of $4.0 million and $3.4 million, respectively, in connection with work performed through the joint venture.

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

We caution you not to rely unduly on any forward-looking statements that we make. Actual results may differ materially from the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, including but not limited to factors discussed in the “Risk Factors” section found in Item 1A. Risk Factors in this Report on Form 10-Q.  Specifically, we believe you should note the risks related to our strategy execution; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; cybersecurity; consolidation activities undertaken by our clients; geographic concentration of our brick and mortar delivery platform and our global footprint; changes in laws that impact our business and our ability to comply with those and other laws governing our operations; the reliability of our information technology infrastructure and our ability to consistently deliver uninterrupted service to our clients; the need to forecast demand for services accurately and the impact of such forecasts on our capacity utilization; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; and our equity structure including our controlling shareholder risk, the limited market float of our stock, and the potential volatility of our stock price resulting therefrom.

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

Starting in the second quarter of 2019, we changed our strategy, how we go to market, how our clients and potential clients evaluate and consume our services and how we assess our performance. Based on these changes, we now report our financial information based on the following two segments: TTEC Digital and TTEC Engage.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Experience as a Service, which drives measurable results for clients through delivery of personalized omnichannel interactions that are seamless and relevant. Our business is supported by 48,500 employees delivering services in 21 countries from 80 customer engagement centers on six continents. Our end-to-end approach differentiates the Company by combining service design, strategic consulting, data analytics, process optimization, system integration, operational excellence, and technology solutions and services. This unified offering is value-oriented, outcome-based, and delivered on a global scale across both our business segments.

Our revenue for the three months ended September 30, 2019 was $395.5 million. Approximately  $317 million, or 80%, came from our TTEC Engage segment and $79 million, or 20%, came from our TTEC Digital segment.

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

Financial Highlights

In the third quarter of 2019, our revenue increased $30.6, or 8.4%, to $395.5 million over the same period in 2018 including an increase of $2.2 million, or 0.6%, due to foreign currency fluctuations and a decrease of $1.0 million, or 0.3%, due to the initial adoption of ASC 606 for revenue in the first quarter of 2018. The increase in revenue was  comprised of a $11.9 million increase for TTEC Digital and a $18.6 million increase for TTEC Engage.

Our third quarter 2019 income from operations increased  $11.3 million, or 77.3%, to $26.0 million or 6.6% of revenue, compared to  $14.7 million or 4.0% of revenue in the third quarter of 2018.  The change in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income expanded with a 38% improvement over the same period last year primarily on the growth of its higher margin cloud business and its system integration business which provides services pre and post the buildout of each client’s cloud platform.  The TTEC Engage operating income increased 131%  compared to the prior year quarter based on the increase in revenue and a $2.1 million benefit related to foreign currency fluctuations which was offset by a $0.6 million decrease related to the initial adoption of ASC 606 during the first quarter of 2018.

Income from operations in the third quarter of 2019 and 2018 included $0.2 million and $2.7 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans five countries with 24,400 workstations, representing 57% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations was $107 million and represented 34% of our revenue for the third quarter of 2019, as compared to $106 million and 36% of our revenue for the corresponding period in 2018.

As of September 30, 2019,  the total production workstations for our TTEC Engage segment was 42,881 and the overall capacity utilization in our centers was 70%. The utilization is lower than the previous year as we expand and shift capacity in certain countries to accommodate the volume and location related to client specific customer engagement volumes. The table below presents workstation data for all of our centers as of September 30, 2019 and 2018. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2019			September 30, 2018
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,388	28,609	71%	42,560	32,838	77%
Sites open <1 year	2,493	1,438	58%	51	51	100%
Total workstations	42,881	30,047	70%	42,611	32,889	77%

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

Results of Operations

During the second quarter of 2019, we finalized changes to our operating strategy and the way in which we assess performance. In accordance with this change, we adjusted certain reporting relationships between our Chief Operating Decision Maker (“CODM”) and other members of management, updated the compensation metrics for senior management, and modified the internal financial reporting provided to the CODM and his direct reports to be consistent with this revised management and measurement structure. Accordingly, during the second quarter of 2019, we reevaluated the definition of the operating segments, reportable segments, and reporting units which resulted in a change to the reportable segments. Effective June 30, 2019, the segment information was reported consistent with these updated reportable segments comprised of TTEC Digital and TTEC Engage.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2019 and 2018 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$78,620	$66,679	$11,941	17.9%
Operating Income	11,704	8,469	3,235	38.2%
Operating Margin	14.9%	12.7%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform, the systems integration practice including a large multi-year governmental contract and increases in the digital learning and insights practices, offset by reductions in legacy facility based training and lower volumes primarily in the Middle East business which the Company is in the process of winding down.

The operating income expansion is primarily attributable to the increased revenue and improved utilization of technology and people assets as the business scales its cloud and system integration revenue. The operating income as a percentage of revenue increased to 14.9% in the third quarter of 2019 as compared to 12.7% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $0.6 million and $0.6 million for the quarters ended September 30, 2019 and 2018, respectively.

TTEC Engage

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$316,887	$298,257	$18,630	6.2%
Operating Income	14,277	6,188	8,089	130.7%
Operating Margin	4.5%	2.1%

The increase in revenue for the TTEC Engage segment was due to a net increase of $33.3 million in client programs offset by a decrease for program completions of $16.1 million, a decrease of $1.0 million due to the initial adoption of ASC 606 for revenue in 2018, and an  $2.4 million increase due to foreign currency fluctuations.

The operating income increased in line with improved revenue, pricing increases related to rising wages, lower healthcare costs and improved profitability in our customer growth offering and healthcare and auto client portfolios. Additionally, the operating income was positively affected by $2.1 million of foreign currency fluctuation and negatively impacted by a $0.6 million decrease due to the initial adoption of ASC 606 in 2018. As a result, the operating income as a percentage of revenue increased to 4.5% in the third quarter of 2019 as compared to 2.1% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $2.0 million and $2.0 million for the quarters ended September 30, 2019 and 2018, respectively.

Interest Income (Expense)

For the three months ended September 30, 2019 interest income decreased to $0.5 million from $1.4 million in the same period in 2018. Interest expense decreased to $4.0 million during 2019 from $8.4 million during 2018 due to lower utilization of the line of credit, and a $2.2 million reduction in the charge related to the future purchase of the remaining 30% interest in Motif versus the prior year period.

Other Income (Expense)

For the three months ended September 30, 2019 Other income (expense), net increased to net income of $2.7 million from net income of $1.0 million during the prior year quarter.

Included in the three months ended September 30, 2019 was a $1.4 million gain on recovery of receivables in connection with the Consulting business that we are winding down, and a $0.7 million gain on the sale of trademarks.

Included in the three months ended September 30, 2018 was a $0.6 million gain related to the quarterly royalty payment for the June 30, 2017 divestiture of TSG.

Income Taxes

The effective tax rate for the three months ended September 30, 2019 was 20.6%. This compares to an effective tax rate of 21.9% for the comparable period of 2018. The effective tax rate for the three months ended September 30, 2019 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of increased foreign earnings. Without $0.2 million of benefit related to return to provision adjustments, a  $0.2 million expense related to tax contingencies, and $0.2 million other expense, the Company’s effective tax rate for the third quarter of 2019 would have been 21.1%.

Results of Operations

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2019 and 2018 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$222,992	$169,247	$53,745	31.8%
Operating Income	27,172	20,579	6,593	32.0%
Operating Margin	12.2%	12.2%

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

The operating income expansion is primarily attributable to the revenue growth, improved utilization of technology and people assets as the business scales its cloud and system integration revenue.  The operating income increase was offset by a $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment. The operating income as a percentage of revenue remained flat at 12.2% for the nine months ended September 30, 2019 as compared to 12.2% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $1.9 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$959,386	$920,791	$38,595	4.2%
Operating Income	53,774	32,522	21,252	65.3%
Operating Margin	5.6%	3.5%

The increase in revenue for the TTEC Engage segment was due to a net increase of $114.3 million in client programs offset by a decrease for program completions of $56.2 million, a $17.0 million reduction due to the initial adoption of ASC 606 related to revenue in 2018, and a $2.5 million decrease due to foreign currency fluctuations.

The operating income increased in line with the improved revenue, pricing increases related to rising wages, lower healthcare costs, improved profitability in our customer growth offering and healthcare and auto client portfolios, and a $6.4 million volume commitment payment. Additionally, the operating income was positively affected by $4.3 million of foreign currency fluctuations and negatively impacted by an $9.3 million decrease due to the initial adoption of ASC 606 in 2018. As a result, the operating income as a percentage of revenue increased to 5.6% for the nine months ended September 30, 2019 as compared to 3.5% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $6.0 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2019 interest income decreased to $1.3 million from $3.9 million in the same period in 2018 due to lower average cash balances. Interest expense decreased to $13.5 million during 2019 from $22.6 million during 2018 due to lower utilization of the line of credit, and a $5.5 million reduction in the charge related to the future purchase of the remaining 30% interest in Motif versus the prior year period.

Other Income (Expense)

For the nine months ended September 30, 2019 Other income (expense), net increased to net income of $5.4 million from a net expense of $10.8 million during the prior year quarter.

Included in the nine months ended September 30, 2019 was a $2.4 million benefit related to the fair value adjustment of contingent consideration for an acquisition, a $1.4 million gain on recovery of receivables in connection with the Consulting business that we are winding down, and a $0.7 million gain on the sale of trademarks.

Included in the nine months ended September 30, 2018 was a $15.6 million impairment of the full value of an equity investment and the related bridge loan, a $2.0 million estimated loss on a business unit which was classified as assets held for sale then reclassified to held and used, offset by a  $1.6 million gain related to the quarterly royalty payments for the June 30, 2017 divestiture of TSG, and a $0.7 million gain related to the bargain purchase for the Percepta acquisition that closed on March 31, 2018.

For further information on the above items, see Part I. Item 1. Financial Statements, Note 2 and Note 7 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the nine months ended September 30, 2019 was 27.0%. This compared to an effective tax rate of 19.7% for the comparable period of 2018. The effective tax rate for the nine months ended September 30, 2019 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of increased foreign earnings. Without $0.9 million of benefit from restructuring expenses, a  $0.5 million expense related to tax contingencies, a  $2.3 million expense related to changes in valuation allowances, and $0.1 million other expense, the Company’s effective tax rate for the nine months ended September 30, 2019 would have been 23.6%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2019, we generated positive operating cash flows of $184.4 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2019 and 2018.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $85.5 million and $78.2 million as of September 30, 2019 and December 31, 2018, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, for the purchase of our outstanding stock and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2019 and 2018, net cash flows provided by operating activities was $184.4 million and $166.1 million, respectively. The increase is primarily due to a $13.4 million increase in net cash income from operations and a $4.9 million improvement in net working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019 and 2018, net cash flows used in investing activities was  $44.1 million and $36.0 million, respectively. The increase was due to a $12.6 million increase in capital expenditures offset by a $4.1 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019 and 2018, net cash flows used in financing activities was  $119.6 million and $95.8 million, respectively. The change in net cash flows from 2018 to 2019 was primarily due to an $11.5 million paydown on the line of credit, a $5.1 million payment related to the hold-back for an acquisition,  and a  $4.8 million of increased payments on other debt.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in net cash from operations offset by higher capital expenditures. Free cash flow was $140.0 million and $134.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$63,131	$61,403	$184,397	$166,109
Less: Purchases of property, plant and equipment	16,010	14,958	44,438	31,841
Free cash flow	$47,121	$46,445	$139,959	$134,268

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

Client Concentration

During the nine months ended September 30, 2019,  none of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 37.1% and 32.5% of our consolidated revenue for the three months ended September 30, 2019 and 2018, respectively. Our five largest clients accounted for 36.9% and 34.5% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. We have had long-term relationships with our top five clients, ranging from  one to 23 years, with most of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms, our scope of service and where the services are delivered. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients and the fact that most of these relationships are based on multiple smaller contracts with different termination dates. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients when they terminate relationships with limited notice.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2019,  we had $199.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2019, interest accrued at a rate of approximately 3.4% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2019 and 2018, revenue associated with this foreign exchange risk was 22% and 24% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2019 and December 31, 2018 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2019	Amount	Amount		12 months	Through
Philippine Peso	6,311,000	119,751	(1)	57.6%	April 2022
Mexican Peso	1,162,500	55,672		50.9%	December 2021
		$175,423

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2018	Amount	Amount
Philippine Peso	6,710,000	130,957	(1)
Mexican Peso	1,091,500	57,708
		$188,665

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2019 and December 31, 2018.

The fair value of our cash flow hedges at September 30, 2019 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2019	Next 12 Months
Philippine Peso	$209	$(154)
Mexican Peso	(8)	(754)
	$201	$(908)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from

December 31, 2018 reflects fewer outstanding cash flow hedges, partially offset by a strong U.S. dollar against the Mexican Peso and Philippine Peso.

We recorded net losses of approximately  $4.6 million and $14.3 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2019 and 2018, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2019 and 2018, approximately 22% and 25%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2019 or December 31, 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information presented in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in this section when evaluating our business. If any of these risks or uncertainties actually occur, our business, financial condition, and results of operations (including revenue, profitability and cash flows) could be materially and adversely affected and the market price of our stock could decline.

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

We may not be successful in anticipating or responding to our client expectations and interests in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and technologies offered by our competitors may make our service offerings not competitive or even obsolete and may negatively impact our clients’ interest in our offerings. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

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

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers and cyber criminals launching a broad range of attacks targeting information technology systems. Our business is dependent on information technology systems. Information security breaches, computer viruses, interruption or loss of business data, DDoS (distributed denial of service) attacks, and other cyber-attacks on any of these systems could disrupt the normal operations of our contact centers, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients.

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

Our need for consistent improvements in cybersecurity may force us to expend significant additional resources to respond to system disruptions and security breaches, including additional investments in repairing systems damaged by such attacks, reconfiguring and rerouting systems to reduce vulnerabilities, and resolving of legal claims that may arise from data breaches. A significant cyber security breach could materially harm our business, financial condition, and operating results.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could adversely affect our business

We rely on strategic, long-term relationships with large, global companies in targeted industries and certain agencies of the United States government. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 37% and 50% of our revenue for the first nine months of 2019 with no one client over 10%.

Although we have multiple engagements with all of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2020 and 2023 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our on-going sales and marketing activities aim to add new opportunities with existing and new commercial and government clients, there can be no assurances that such additional work can be secured nor that it would yield financial benefits comparable to expiring contracts. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

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

Our delivery model involves geographic concentration exposing us to significant operational risks

Our business model is dependent on our customer engagement centers and enterprise support functions being located in low cost jurisdictions around the globe. We have on the ground presence in 21 countries, but our customer care and experience management delivery capacity and our back-office functions are concentrated in the United States, the Philippines, Mexico, India, and Bulgaria and our technology solutions centers are concentrated in a few locations in the United States. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of these locations may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not be effective, particularly if catastrophic events occur.

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

Compliance with laws, including unexpected changes to such laws, could adversely affect our results of operations

Our business is subject to extensive regulation by the United States and foreign national, state and provincial authorities relating to confidential client and customer data,  customer communications, telemarketing practices, and licensed healthcare and financial services activities, among other areas. Costs and complexity of compliance with existing and future regulations could adversely affect our profitability. If we fail to comply with regulations relevant to our business, we could be subject to civil or criminal liability, monetary damages and fines. Private lawsuits and enforcement actions by regulatory agencies could also materially increase our costs of operations and impact our ability to serve our clients.

As we provide services to clients’ customers residing in countries across the world, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as data privacy, import/export controls, communication content requirements, trade restrictions and sanctions, tariffs, taxation, labor regulations, wages and severance, health care requirements, internal and disclosure control obligations, and immigration. Violations of these laws and related regulations could impact our reputation and result in financial liability, criminal prosecution, unfavorable publicity, restrictions on our ability to process information, financial penalties, and breach of our contractual commitments.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Uncertainty and inconsistency in privacy and data protection laws that impact our business and high cost of compliance with such laws may impact our ability to deliver services and our results of operations

Recently, there has been a significant increase in data protection and privacy laws and enforcement in many jurisdictions where we and our clients do business. Some of these laws are complex and at times they impose conflicting regulatory requirements. For example, the recently enacted General Data Protection Regulation (GDPR) expands the European Union’s authority to oversee data protection for controllers and processers of personally identifiable information collected in Europe; while the State of California in the United States imposed similar regulations with a different reach. Failure to comply with all relevant privacy and data protection laws may result in legal claims, significant fines, sanctions, or penalties, or may make it difficult for us to secure business. Compliance with these evolving regulations may require significant investment which would impact our results of operations.

Our growth of operations could strain our resources and cause our business to suffer

We plan to continue growing our business through expansion, sales efforts, and strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition which could impact our business and results of operations.

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to engage in continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including our contact center utilization; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; and the use of process automation for standard operating tasks. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

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

Many of our contracts have termination for convenience clauses with short notice periods, which could have a material adverse effect on our results of operation. Although many of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from one to 23 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes, which would reduce our earning potential. This could have a material adverse effect on our results of operations and makes it harder to make projections.

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

Our contracts seldom address the impacts of currency fluctuation on our costs of delivery. As we continue to leverage our global delivery model, more of our expenses may be incurred in currencies other than those in which we bill for services. An increase in the value of certain currencies, such as the  United States or Australian dollar against the Philippine peso and India rupee, could increase costs for our delivery at offshore sites by increasing our labor and other costs that are denominated in local currencies. Our contractual provisions, cost management efforts, and currency hedging activities may not be sufficient to offset the currency fluctuation impact, resulting in the decrease of the profitability of our contracts.

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

We face special risks associated with our business outside of the United States

An important component of our business strategy is service delivery outside of the United States and our continuing international expansion. For the first nine months of 2019, we derived approximately 40% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

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

Our profitability may be adversely affected if we are unable to expand and maintain our delivery centers in countries with stable wage rates and find new locations required by our clients.

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

Our clients often dictate where they wish for us to locate the delivery centers that serve their customers, such as “near shore” jurisdictions located in close proximity to the United States or specific locations in Europe or Northern Africa. There is no assurance that we will be able to find and secure locations suitable for delivery center operations in jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such locations, however, may impact our ability to secure new and additional business from clients, and could adversely affect our growth and results of operations.

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

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales, and delivery functions. The United States, Australia, Mexico, Philippines and other transfer pricing regulations in other countries where we operate, require that cross-border transactions between affiliates be on arm’s-length terms. We carefully consider the pricing among our subsidiaries to assure that they are at arm’s-length. If tax authorities were to determine that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including accrued interest and penalties, which would cause material increase in our tax liability, thereby impacting our profitability and cash flows, and potentially resulting in a material adverse effect on our operations, effective tax rate and financial condition.

We routinely consider acquisitions, divestitures or other strategic transactions and may enter into such transactions at any time

We are engaged in a regular review of our strategic opportunities, including acquisitions, divestitures or other strategic transactions that we believe would provide value for our stockholders. We routinely have merger, acquisition, and divestiture opportunities in various stages of active review, and we also routinely engage consultants and advisors to assist us in analyzing opportunities. While at this time we are not actively engaged in negotiations regarding a  material merger, acquisition or divestiture transaction, we could do so at any time. If such transaction involves a sale of a part of the business, such a transaction would likely reduce the revenue and income of the remaining business and may impact the Company’s stock price. While we consider these transactions to improve our business and financial results over time, there can be no assurance that our goals will be realized.

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

Even if we are successful in making acquisitions, the acquired businesses may subject our business to risks that may impact our results of operation; including:

•	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
•	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•	inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of TTEC’s operations;
•	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of TTEC operations;
•	impact of liabilities or ethical issues of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
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

We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments

As a result of past acquisitions, as of September 30, 2019, we have approximately $203.8 million of goodwill and $72.1 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future that could have material adverse effects on our financial condition or results of operations.

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

Legislation discouraging offshoring of service by United States companies or making such offshoring difficult could significantly affect our business

A perceived association between offshore service providers and the loss of jobs in the United States has been a focus of political debate in recent years. As a result, current and prospective clients may be reluctant to hire offshore service providers like TTEC to avoid negative perceptions and regulatory scrutiny. If they seek customer care and management capacity onshore that was previously available to them through outsourcers outside of the United States, they may elect to perform these services in-house instead of outsourcing the services onshore. Possible tax incentives for United States businesses to return offshored, including outsourced and offshored, services to the United States could also impact our clients’ continuing interest in using our services.

Legislation aimed to expand protections for United States based customers from having their personal data accessible outside of the United States could also impact offshore outsourcing opportunities by requiring notice and consent as a condition for sharing personal identifiable information with service providers based outside of the United States. Any material changes in current trends among United States based clients to use services outsourced and delivered offshore would materially impact our business and results of operations.

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

Our bylaws designate Delaware courts as the exclusive forum for most disputes with our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes.

Our bylaws designate Delaware’s state courts as the exclusive forum for most disputes between us and our stockholders, including federal claims and derivative actions.  We believe that this provision may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, who are particularly experienced in resolving corporate disputes, efficient administration of cases relative to other forums, and protection against the burdens of multi-forum litigation. This choice of forum provision does not have the effect of causing our stockholders to waive our obligation to comply with the federal securities laws. This bylaw forum selection provision is not uncommon for companies incorporated in the State of Delaware, but it could limit our stockholders’ ability to select a more favorable judicial forum for disputes with us, our directors, officers or other employees; and thus, may discourage litigation. It is important to note, however, that our choice of forum provision would (i) not be enforceable with respect to any suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, and (ii) have uncertain enforceability with respect to claims under the Securities Act of 1933, as amended.

The volatility of our stock price may result in loss of investment

Our share price has been and may continue to be subject to substantial fluctuation. We believe that market prices for securities of companies that provide outsourced customer care management services have experienced volatility in recent years and such volatility may affect our stock price as well. As we continue to diversify our service offerings to include growth, technology and strategic consulting, our stock price volatility may stabilize, or it may be further impacted by stock price fluctuations in these new industries. In addition to fluctuations specific to our industry and service offerings, we believe that various other factors such as general economic conditions, changes or volatility in the financial markets, changing market condition for our clients, and the relatively small size of our public float could impact the valuation of our stock. The quarterly variations in our financial results, acquisition and divestiture announcements by us or our competitors, strategic partnerships and new service offering, our failure to meet our growth objectives or exceed our targets, and securities analysts’ perception about our performance could cause the market price of our shares to fluctuate substantially in the future.

Our Chairman and Chief Executive Officer controls a majority of our stock and has control over all matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 68% of TTEC’s common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy. As long as Mr. Tuchman continues to beneficially own more than 50% of our common stock he will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings, and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock.

The interest of Mr. Tuchman may not always coincide with the interest of our other stockholders, and Mr. Tuchman may seek to cause the Company to take actions that might involve risks to our business or adversely affect us or our other stockholders. For example, Mr. Tuchman’s control of TTEC could delay or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely, Mr. Tuchman’s control could result in the consummation of a transaction that our other stockholders do not support. As a controlling stockholder, Mr. Tuchman is entitled to vote his shares as he see fit, which may not always be in the interest of our other stockholders. This concentrated control could also discourage parties from acquiring our common stock or initiating potential mergers, takeovers or other change of control transactions, which could depress the trading price of our common stock.

Our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the listing rules of the NASDAQ Stock Market, we are not required to have a majority of our Board of Directors be independent, nor are we required to have an independent compensation committee or an independent nominating committee of the Board. While the Company has elected not to avail itself of these governance exceptions available to “controlled companies,” in the future the Company may elect to do otherwise. Accordingly, because of our “controlled company” status, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2019:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
June 30, 2019				$26,580
July 1, 2019 - July 31, 2019	—	$—	—	$26,580
August 1, 2019 - August 31, 2019	—	$—	—	$26,580
September 1, 2019 - September 30, 2019	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2019, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of September 30, 2019 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.33*	Form of Indemnification Agreement with Directors

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three and nine months ended September 30, 2019 and 2018 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 5, 2019	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 5, 2019	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer