Form 10-Q
period 2020-03-31
TTEC Holdings, Inc.
filed 2020-05-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐   No ☑

As of April 30, 2020, there were 46,597,118 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$520,369	$82,407
Accounts receivable, net of allowance of $5,402 and $5,452, respectively	313,639	331,096
Prepaids and other current assets	91,149	96,287
Income and other tax receivables	32,951	40,035
Total current assets	958,108	549,825

Long-term assets
Property, plant and equipment, net	173,717	176,633
Operating lease assets	145,069	150,808
Goodwill	305,531	301,694
Deferred tax assets, net	10,835	13,263
Other intangible assets, net	112,315	115,596
Other long-term assets	59,193	68,969
Total long-term assets	806,660	826,963
Total assets	$1,764,768	$1,376,788

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$63,892	$64,440
Accrued employee compensation and benefits	105,329	114,165
Other accrued expenses	100,559	79,171
Income tax payable	17,404	11,307
Deferred revenue	34,980	39,447
Current operating lease liabilities	45,314	45,218
Other current liabilities	12,920	9,541
Total current liabilities	380,398	363,289

Long-term liabilities
Line of credit	700,000	290,000
Deferred tax liabilities, net	10,938	10,602
Non-current income tax payable	25,208	25,208
Non-current operating lease liabilities	120,021	127,395
Other long-term liabilities	73,430	79,641
Total long-term liabilities	929,597	532,846
Total liabilities	1,309,995	896,135

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	53,367	48,923

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,596,873 and 46,488,938 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	466	465
Additional paid-in capital	355,734	356,409
Treasury stock at cost: 35,455,380 and 35,563,315 shares as of March 31, 2020 and December 31, 2019, respectively	(603,531)	(605,314)
Accumulated other comprehensive income (loss)	(143,208)	(106,234)
Retained earnings	778,909	773,218
Noncontrolling interest	13,036	13,186
Total stockholders’ equity	401,406	431,730
Total liabilities and stockholders’ equity	$1,764,768	$1,376,788

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenue	$432,213	$394,356

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	321,557	293,334
Selling, general and administrative	49,834	49,720
Depreciation and amortization	18,872	16,743
Restructuring charges, net	538	961
Impairment losses	696	1,506
Total operating expenses	391,497	362,264

Income from operations	40,716	32,092

Other income (expense)
Interest income	364	340
Interest expense	(9,592)	(5,288)
Other income (expense), net	3,396	798
Total other income (expense)	(5,832)	(4,150)

Income before income taxes	34,884	27,942

Provision for income taxes	(10,199)	(7,466)

Net income	24,685	20,476

Net income attributable to noncontrolling interest	(3,151)	(1,474)

Net income attributable to TTEC stockholders	$21,534	$19,002

Other comprehensive income (loss)
Net income	$24,685	$20,476
Foreign currency translation adjustments	(29,814)	1,631
Derivative valuation, gross	(10,549)	4,180
Derivative valuation, tax effect	2,746	(1,119)
Other, net of tax	127	55
Total other comprehensive income (loss)	(37,490)	4,747
Total comprehensive income (loss)	(12,805)	25,223

Less: Comprehensive income attributable to noncontrolling interest	(1,700)	(1,503)

Comprehensive income (loss) attributable to TTEC stockholders	$(14,505)	$23,720

Weighted average shares outstanding
Basic	46,498	46,203
Diluted	46,813	46,590

Net income per share attributable to TTEC stockholders
Basic	$0.46	$0.41
Diluted	$0.46	$0.41

Dividends declared per share outstanding	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2020 and 2019

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)	—
Net income	—	—	—	—	—	—	—	19,002	1,474	20,476	—
Dividends to shareholders ($0.30 per common share)	—	—	—	—	—	—	—	(13,864)	—	(13,864)	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	1,330	1,330
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(900)	(900)	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,602	—	29	1,631	—
Derivatives valuation, net of tax	—	—	—	—	—	—	3,061	—	—	3,061	—
Vesting of restricted stock units	—	—	102	1	1,687	(3,461)	—	—	—	(1,773)	—
Equity-based compensation expense	—	—	—	—	—	3,168	—	—	—	3,168	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	55	—	—	55	—
Balance as of March 31, 2019	—	$—	46,297	$463	$(608,490)	$353,639	$(119,878)	$729,930	$9,610	$365,274	$—

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	—	$—	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	—	—	21,534	2,216	23,750	935
Dividends to shareholders ($0.34 per common share)	—	—	—	—	—	—	—	(15,843)	—	(15,843)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3,750
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,850)	(1,850)	(241)
Foreign currency translation adjustments	—	—	—	—	—	—	(29,298)	—	(516)	(29,814)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	(7,803)	—	—	(7,803)	—
Vesting of restricted stock units	—	—	108	1	1,783	(3,594)	—	—	—	(1,810)	—
Equity-based compensation expense	—	—	—	—	—	2,919	—	—	—	2,919	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—
Other, net of tax	—	—	—	—	—	—	127	—	—	127	—
Balance as of March 31, 2020	—	$—	46,597	$466	$(603,531)	$355,734	$(143,208)	$778,909	$13,036	$401,406	$53,367

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$24,685	$20,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,872	16,743
Amortization of contract acquisition costs	130	253
Amortization of debt issuance costs	183	556
Imputed interest expense and fair value adjustments to contingent consideration	3,220	1,364
Provision for credit losses	162	—
(Gain) loss on disposal of assets	14	7
Impairment losses	696	1,506
Deferred income taxes	4,589	(2,358)
Excess tax benefit from equity-based awards	(195)	(320)
Equity-based compensation expense	2,919	3,168
(Gain) loss on foreign currency derivatives	485	(42)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,611	18,580
Prepaids and other assets	19,219	5,869
Accounts payable and accrued expenses	(933)	25,616
Deferred revenue and other liabilities	(23,492)	(11,455)
Net cash provided by operating activities	62,165	79,963

Cash flows from investing activities
Proceeds from sale of long-lived assets	15	15
Purchases of property, plant and equipment, net of acquisitions	(16,813)	(13,200)
Acquisitions, net of cash acquired of $3,123 and zero, respectively	(5,243)	—
Net cash used in investing activities	(22,041)	(13,185)

Cash flows from financing activities
Proceeds from line of credit	523,200	253,600
Payments on line of credit	(113,200)	(293,600)
Payments on other debt	(2,400)	(4,498)
Payments of contingent consideration and hold-back payments to acquisitions	—	(5,537)
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(2,091)	(900)
Capital contribution from noncontrolling interest	—	1,330
Tax payments related to issuance of restricted stock units	(1,810)	(1,773)
Payments of debt issuance costs	(35)	(1,729)
Net cash provided by (used in) financing activities	403,664	(53,107)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,374)	(469)

Increase in cash, cash equivalents and restricted cash	436,414	13,202
Cash, cash equivalents and restricted cash, beginning of period	105,591	78,237
Cash, cash equivalents and restricted cash, end of period	$542,005	$91,439

Supplemental disclosures
Cash paid for interest	$2,864	$3,360
Cash paid for income taxes	$3,248	$2,476
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$837	$3,617
Acquisition of equipment through increase in accounts payable, net	$(3,511)	$1,780
Dividend declared but not paid	$15,843	$13,864

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative customer experience outcomes for many of the world’s most iconic and disruptive brands. Since its inception in 1982, the Company has been helping clients deliver frictionless customer experiences, strengthen their customer relationships, brand recognition and loyalty through personalized interactions, significantly improve their Net Promoter Score (“NPS”), and lower their total cost to serve by enabling and delivering simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 48,700 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

The Company reports its financial information based on the following two segments:  TTEC Digital and TTEC Engage.

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

TTEC Digital and TTEC Engage come together under our unified offering, HumanifyTM Customer Experience as a Service (“CXaas”), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our HumanifyTM cloud platform provides a fully integrated ecosystem of Customer Experience (“CX”) offerings, including omnichannel, messaging, AI, ML, RPA, analytics, cybersecurity, customer relationship management (“CRM”), knowledge management and journey orchestration.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 70% equity owned subsidiary First Call Resolution, LLC and its 70% equity owned subsidiary Serendebyte, Inc. (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for credit losses, contingent consideration, redeemable noncontrolling interest, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$520,369	$82,407
Restricted cash included in "Prepaid and other current assets"	21,632	23,172
Restricted cash included in "Other noncurrent assets"	4	12
Total	$542,005	$105,591

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASC 326), which amends the methodology of how and when companies measure credit losses on financial instruments. The objective of the ASU is to provide financial statement users more useful information regarding expected credit losses on financial instruments and other commitments. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief” which amended the transition guidance for the new credit losses standard (ASC 326). The ASU is effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted, using a modified retrospective approach. The Company adopted the new guidance effective January 1, 2020 and the adoption did not have a material effect on the financial statements. See Note 4 for additional disclosures.

In August 2018, the FASB issued ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“CCA”), which aligns the accounting for the costs of implementing CCA’s with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Once these costs have been capitalized, they should be amortized over the term of the hosting arrangement. The ASU is effective for interim and annual periods beginning on or after December 15, 2019, using a prospective or retrospective transition approach. The Company adopted the new guidance effective January 1, 2020 using the prospective approach and the adoption did not have a material effect on the financial statements.

Other Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASU 740), which is intended to simplify various aspects related to income tax accounting. The ASU is effective for interim and annual periods beginning on or after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effects of adoption on its consolidated financial statements and related disclosures.

(2)ACQUISITIONS AND DIVESTITURES

Serendebyte

On February 7, 2020, the Company acquired, through its subsidiary TTEC Digital, LLC (“TTEC Digital”), 70% of the outstanding shares of capital stock of Serendebyte Inc., a Delaware corporation (“the Transaction”). Serendebyte is an autonomous customer experience and intelligent automation solutions provider with 125 employees based in India, the United States, and Canada. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition, for 70% of the outstanding shares of capital stock, was $9.0 million. The Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company finalized the net working capital adjustment for $0.8 million during the second quarter of 2020 which will be paid from Serendebyte to TTEC Digital in the second quarter of 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of the closing of the Transaction, Serendebyte’s founder and certain members of its management will continue to hold the remaining 30% interest in Serendebyte, Inc. (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Serendebyte’s founder and the management team shall have an option to sell to TTEC Digital and TTEC Digital shall have an option to purchase the Remaining Interest at a purchase price equal to a multiple of Serendebyte’s adjusted trailing twelve month EBITDA for this particular acquisition. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 35%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $3.8 million and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

As a condition to closing, Serendebyte’s founder and certain members of the management team agreed to continue their affiliation with Serendebyte at least through 2023, and the founder agreed not to compete with TTEC for a period of four years after the disposition of the Remaining Interest.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$3,123
Accounts receivable, net	1,243
Prepaid and other assets	1,327
Property, plant and equipment	14
Deferred tax assets	20
Tradename	500
Customer relationships	2,190
Goodwill	8,662
$17,079

Accounts payable	$120
Accrued employee compensation and benefits	1,025
Accrued income taxes	170
Accrued expenses	2,208
Deferred tax liabilities - long-term	727
$4,250

Total purchase price	$12,829

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

At the date of the purchase, an additional $2.2 million of cash was retained in the entity that will be withdrawn by the holders of the Remaining Interest during the second quarter of 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Serendebyte customer relationships and tradename have been estimated based on the initial valuation and will be amortized over an estimated useful life of 6 and 4 years, respectively. The goodwill recognized from the Serendebyte acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Serendebyte are reported within the TTEC Digital segment from the date of acquisition.

First Call Resolution

On October 26, 2019, the Company acquired, through its subsidiary TTEC Services Corporation (“TSC”), 70% of the outstanding membership interest in First Call Resolution, LLC (“FCR”), an Oregon limited liability company (“the Transaction”). FCR is a customer care, social networking and business process solutions service provider with approximately 2,000 employees based in the U.S. The business has been integrated into the TTEC Engage segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $107.0 million, inclusive of $4.5 million related to cash balances, for the 70% membership interest in FCR. The Transaction was subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Transaction included a potential contingent payment with a maximum value of $10.9 million based on FCR’s 2020 EBITDA performance. The Company finalized the working capital adjustment for $0.7 million during the first quarter of 2020 which was paid from FCR to TSC in March 2020.

As of the closing of the Transaction, Ortana Holdings, LLC, an Oregon limited liability company (“Ortana”), owned by the FCR founders, will continue to hold the remaining 30% membership interest in FCR (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Ortana shall have an option to sell to TSC and TSC shall have an option to purchase from Ortana the Remaining Interest at a purchase price equal to a multiple of FCR’s adjusted trailing twelve month EBITDA for this particular acquisition and not to compete with the Company for a period of four years after the disposition of the Remaining Interest. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 19.6%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $48.3 million on the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Significant assumptions include a discount rate of 16.7% expected forecast volatility of 20%, an equivalent metric risk premium of 15.1%, risk-free rate of 1.6% and a credit spread of 1.8%. Based on these, a $6.5 million expected future payment was calculated. As of the acquisition date, the present value of the contingent consideration was $6.1 million. During the first quarter of 2020, a $3.3 million net benefit was recorded related to a fair value adjustment of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2020. The benefit was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2020, the value of the contingent consideration was $2.9 million and was included in Other current liabilities in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$5,225
Accounts receivable, net	10,659
Prepaid expenses	357
Property and equipment	6,006
Other assets	224
Operating lease assets	5,127
Tradename	8,600
Customer relationships	38,540
Goodwill	96,739
$171,477

Accounts payable	$388
Operating lease liability - short-term	1,160
Accrued employee compensation and benefits	4,049
Accrued expenses	72
Operating lease liability - long-term	3,967
$9,636

Total purchase price	$161,841

In the first quarter of 2020, the Company finalized its valuation of FCR for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

As part of the purchase, an additional net $0.7 million of cash was retained in the entity to pay for certain Ortana liabilities that had been recorded prior to the acquisition.

The FCR customer relationships and tradename are being amortized over useful lives of 10 and 4 years, respectively. The goodwill recognized from the FCR acquisition is attributable, but not limited to, the acquired workforce and expected synergies with Engage. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of FCR are reported within the Engage segment from the date of acquisition.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2020 and 2019 noted above contributed revenues of $27.1 million and net income of $2.4 million, inclusive of $1.6 million of acquired intangible amortization, to the Company for the three months ended March 31, 2020.

The unaudited proforma financial results for the three months ended 2020 and 2019 combines the consolidated results of the Company, FCR and Serendebyte, assuming the acquisitions had been completed on January 1, 2019. The reported revenue and net income of $432.2 million and $21.9 million would have been $433.2 million and $22.1 million for the three months ended March 31, 2020, respectively, on an unaudited proforma basis.

For 2019, the reported revenue and net income of $394.4 million and $19.0 million would have been $415.8 million and $23.4 million for the three months ended March 31, 2019, respectively, on an unaudited proforma basis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited proforma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

(3)SEGMENT INFORMATION

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$77,781	$(225)	$77,556	$3,288	$10,258
TTEC Engage	354,657	—	354,657	15,584	30,458
Total	$432,438	$(225)	$432,213	$18,872	$40,716

Three Months Ended March 31, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	(Loss) from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$66,041	$(188)	$65,853	$2,308	$7,759
TTEC Engage	328,503	—	328,503	14,435	24,333
Total	$394,544	$(188)	$394,356	$16,743	$32,092

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Capital Expenditures
TTEC Digital	$2,438	$3,741
TTEC Engage	14,375	9,459
Total	$16,813	$13,200

	March 31, 2020	December 31, 2019
Total Assets
TTEC Digital	$313,634	$238,081
TTEC Engage	1,451,134	1,138,707
Total	$1,764,768	$1,376,788

	March 31, 2020	December 31, 2019
Goodwill
TTEC Digital	$73,869	$66,275
TTEC Engage	231,662	235,419
Total	$305,531	$301,694

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
United States	$277,676	$236,967
Philippines	91,105	93,179
Latin America	25,098	24,135
Europe / Middle East / Africa	16,944	16,041
Asia Pacific / India	15,168	12,826
Canada	6,222	11,208
Total	$432,213	$394,356

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no client that contributed in excess of 10% of total revenue for the three months ended March 31, 2020. The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2019. This client operates in the healthcare industry, is included in the Engage segment and contributed 11.1% of total revenue for the three months ended March 31, 2019. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In connection with the implementation of ASC 326 as of January 1, 2020, the Company analyzed the prior history of credit losses on revenue for TTEC as a whole and separately for each of the two segments. Based on this evaluation, no modification to the allowance for credit losses balance was necessary as of the implementation date. At the end of each quarter beginning on March 31, 2020, an allowance for credit losses will be calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three year period and recorded in the income statement. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	March 31,
	2020	2019
Balance, beginning of year	$5,452	$5,592
Provision for credit losses	162	—
Uncollectible receivables written-off	(208)	(15)
Effect of foreign currency	(4)	2
Balance, end of year	$5,402	$5,579

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of March 31, 2020 and December 31, 2019, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide post-petition services to Sears and has assessed these receivables for collection risk and has determined that these will be collectible.

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

As of March 31, 2020, the Company had factored $41.2 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of March 31, 2020, the Company had collected $21.6 million of cash from customers which had not been remitted to the Bank. The unremitted cash is Restricted Cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2020 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2019	Adjustments	Impairments	Currency	2020

TTEC Digital	$66,275	$8,662	$—	$(1,068)	$73,869
TTEC Engage	235,419	(254)	—	(3,503)	231,662
Total	$301,694	$8,408	$—	$(4,571)	$305,531

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2020, the Company assessed whether any such indicators of impairment existed and concluded there were none.

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

Other Intangible Assets

During the second quarter of 2019, the Company identified negative indicators such as lower financial performance for the rogenSi component of the TTEC Digital segment, thus an interim impairment analysis was completed. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property,  and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset. At December 31, 2019 and March 31, 2020, the Company reviewed the evaluation completed as of June 30, 2019, and noted no material changes, thus no additional impairment was required.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2020, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (in thousands and net of tax):

	Three Months Ended March 31,
	2020	2019

Aggregate unrealized net gain/(loss) at beginning of period	$4,182	$(8,278)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(7,913)	4,906
Less: Net (gain)/loss reclassified to earnings from effective hedges	110	(1,845)
Aggregate unrealized net gain/(loss) at end of period	$(3,621)	$(5,217)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2020 and December 31, 2019 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2020	Amount	Amount		12 months	Through
Philippine Peso	6,275,000	117,845	(1)	58.4%	December 2022
Mexican Peso	1,371,500	63,540		47.5%	December 2022
		$181,385

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2020 and December 31, 2019.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2020 and December 31, 2019 the total notional amounts of the Company’s forward contracts used as fair value hedges were $12.1 million and $64.5 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,714	$73
Other long-term assets	1,388	—
Other current liabilities	(4,811)	(464)
Other long-term liabilities	(4,168)	—
Total fair value of derivatives, net	$(4,877)	$(391)

	December 31, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,467	$205
Other long-term assets	3,525	—
Other current liabilities	(1,223)	(107)
Other long-term liabilities	(95)	—
Total fair value of derivatives, net	$5,674	$98

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$110	$(1,845)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$151	$(2,527)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(330)	$248

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

The following presents information as of March 31, 2020 and December 31, 2019 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable  - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2020, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2020 and December 31, 2019, the Company had $700.0 million and $290.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2020 outstanding borrowings accrued interest at an average rate of 2.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2020, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(4,877)	$—	$(4,877)
Fair value hedges	—	(391)	—	(391)
Total net derivative asset (liability)	$—	$(5,268)	$—	$(5,268)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$5,674	$—	$5,674
Fair value hedges	—	98	—	98
Total net derivative asset (liability)	$—	$5,772	$—	$5,772

The following is a summary of the Company’s fair value measurements as of March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(17,828)	$—
Derivative instruments, net	—	(5,268)	—
Contingent consideration	—	—	(2,869)
Total liabilities	$—	$(23,096)	$(2,869)

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

Contingent Consideration - The Company recorded contingent consideration related to the acquisition of FCR. This contingent payable was recognized at fair value using a discounted cash flow approach and a discount rate of 16.7%. The measurements were based on significant inputs not observable in the market. The Company will record interest expense each quarter using the effective interest method until the future value of this contingent payment  reaches the expected total future value.

During the first quarter of 2020, the Company recorded a fair value adjustment to the contingent consideration associated with the FCR acquisition based on decreased estimates of EBITDA which caused the estimated payable to decrease. Accordingly, a $3.3 million decrease to the payable was recorded as of March 31, 2020 and was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2020, the expected future contingent consideration is  $2.9 million.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2019	Acquisitions	Payments	Adjustments	2020

FCR	$6,134	$—	$—	$(3,265)	$2,869
Total	$6,134	$—	$—	$(3,265)	$2,869

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)INCOME TAXES

The Company accounts for income taxes in accordance with the accounting literature for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Quarterly, the Company assesses the likelihood that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized. The Company’s selection of an accounting policy with respect to both the global intangible low taxed foreign income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) rules is to compute the related taxes in the period the entity becomes subject to either GILTI or BEAT.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes various provisions designed to support corporations and reduce the impact of COVID-19 pandemic on their liquidity including provisions relating to payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our first-quarter income tax provision, deferred tax assets and liabilities, or related taxes payable. We are currently assessing the future implications of these provisions within the CARES Act but do not expect there to be a material impact on our financial statements at this time.

As of March 31, 2020, the Company had $10.8 million of gross deferred tax assets (after a $17.2 million valuation allowance) and a  net deferred tax liability of $0.1 million (after deferred tax liabilities of $10.9 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2020 and 2019 was 29.2% and 26.7%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2016 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017, Canada for tax years 2009, 2010 and 2018, the Philippines for tax year 2018; and the state of New York for tax years 2015 through 2017. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the second quarter of 2019 and the first quarter of 2020, changes to the valuation allowance were recorded in the amounts of $2.3 million and $0.3 million, respectively, for deferred tax assets that did not meet the “more-likely-than-not” standard.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2020. The aggregate effect on income tax expense for the three months ended March 31, 2020 and 2019 was approximately $1.4 million and $2.1 million, respectively, which had a favorable impact on diluted net income per share of $0.03 and $0.05, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During 2020 and 2019, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and three months ended March 31, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reduction in force
TTEC Digital	$207	$—
TTEC Engage	236	462
Total	$443	$462

	Three Months Ended March 31,
	2020	2019
Facility exit and other charges
TTEC Digital	$—	$—
TTEC Engage	95	499
Total	$95	$499

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2019	$251	$74	$325
Expense	443	95	538
Payments	(483)	(131)	(614)
Change due to foreign currency	(7)	(5)	(12)
Change in estimates	—	—	—
Balance as of March 31, 2020	$204	$33	$237

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2020 and 2019 the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of $0.7 million and $1.5 million, respectively, in its TTEC Digital and TTEC Engage segments.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2020 and December 31, 2019, the Company had borrowings of $700.0 million and $290.0 million, respectively, under its Credit Agreement, and its average daily utilization was $397.7 million and $335.9 million for the three months ended March 31, 2020 and 2019, respectively. The increased borrowings under the Credit Agreement at March 31, 2020 relate to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $195  million as of March 31, 2020. As of March 31, 2020, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2020, outstanding letters of credit under the Credit Agreement totaled $3.0 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2020, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.5 million.

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

The components of lease expense for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended March 31,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,916	$1,607
Interest on lease liabilities - finance leases	Interest expense	56	8
Operating lease cost (cost resulting from lease payments)	Cost of services	12,038	10,699
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	542	1,267
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	242	242
Short-term lease cost	Cost of services	997	1,065
Less: Sublease income	Selling, general and administrative	(182)	(67)
Less: Sublease income	Other income (expense), net	(496)	(496)
Total lease cost		$15,113	$14,325

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Other supplementary information for the three months ended March 31, 2020 and 2019 are as follows  (dollar values in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease - operating cash flows	$19	$8
Finance lease - financing cash flows	$2,132	$3,783
Operating lease - operating cash flows (fixed payments)	$14,137	$12,334
New ROU assets - operating leases	$6,548	$1,689
Modified ROU assets - operating leases	$—	$12,999
New ROU assets - finance leases	$508	$2,590

	March 31, 2020	December 31, 2019
Weighted average remaining lease term - finance leases	2.78 years	2.91 years
Weighted average remaining lease term - operating leases	4.10 years	4.27 years
Weighted average discount rate - finance leases	1.54%	1.43%
Weighted average discount rate - operating leases	7.08%	7.22%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

Description	Location in Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$145,069	$150,808
Finance lease assets	Property, plant and equipment, net	16,577	18,016
Total leased assets		$161,646	$168,824

Liabilities
Current
Operating	Current operating lease liabilities	$45,314	$45,218
Finance	Other current liabilities	7,089	7,470
Non-current
Operating	Non-current operating lease liabilities	120,021	127,395
Finance	Other long-term liabilities	7,671	8,896
Total lease liabilities		$180,095	$188,979

The future minimum operating lease and finance lease payments required under non-cancelable leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

March 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$41,396	$(2,876)	$7,227
Year 2	48,916	(695)	4,954
Year 3	44,398	(680)	1,674
Year 4	28,815	(184)	1,007
Year 5	15,523	—	258
Thereafter	14,469	—	—
Total minimum lease payments	$193,517	$(4,435)	$15,120
Less imputed interest	(28,182)		(360)
Total lease liability	$165,335		$14,760

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2019

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$54,903	$(2,976)	$7,594
Year 2	47,892	(621)	5,587
Year 3	43,590	(345)	2,139
Year 4	28,124	(201)	1,109
Year 5	14,494	—	331
Thereafter	14,734	—	—
Total minimum lease payments	$203,737	$(4,143)	$16,760
Less imputed interest	(31,124)		(394)
Total lease liability	$172,613		$16,366

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ends May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ends July 31, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ends June 14, 2023.

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019

Deferred revenue	$19,664	$23,142
Deferred compensation plan	17,828	20,370
Other	35,938	36,129
Total	$73,430	$79,641

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Three Months Ended March 31,
	2020	2019
Noncontrolling interest, January 1	$13,186	$7,677
Net income attributable to noncontrolling interest	2,216	1,474
Dividends distributed to noncontrolling interest	(1,850)	(900)
Equity contribution	—	1,330
Foreign currency translation adjustments	(516)	29
Noncontrolling interest, March 31	$13,036	$9,610

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	1,602	4,906	104	6,612
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,845)	(49)	(1,894)
Net current period other comprehensive income (loss)	1,602	3,061	55	4,718

Accumulated other comprehensive income (loss) at March 31, 2019	$(112,566)	$(5,217)	$(2,095)	$(119,878)

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(29,298)	(7,913)	258	(36,953)
Amounts reclassified from accumulated other comprehensive income (loss)	—	110	(131)	(21)
Net current period other comprehensive income (loss)	(29,298)	(7,803)	127	(36,974)

Accumulated other comprehensive income (loss) at March 31, 2020	$(136,778)	$(3,621)	$(2,809)	$(143,208)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended March 31,		Comprehensive Income
	2020	2019	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$151	$(2,527)	Revenue
Tax effect	(41)	682	Provision for income taxes
	$110	$(1,845)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(146)	$(55)	Cost of services
Tax effect	15	6	Provision for income taxes
	$(131)	$(49)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019

Shares used in basic earnings per share calculation	46,498	46,203
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	315	387
Performance-based restricted stock units	—	—
Total effects of dilutive securities	315	387
Shares used in dilutive earnings per share calculation	46,813	46,590

For the three months ended March 31, 2020 and 2019, there were no options to purchase shares of common stock outstanding that were excluded from the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the three months ended March 31, 2020 and 2019, there were restricted stock units (“RSUs”) of 66 and 331 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2020 and 2019, the Company recognized total equity-based compensation expense of $2.9 million and $3.2 million, respectively. Of this total compensation expense, $1.0 million and $1.2 million were recognized in Cost of services and $1.9 million and $2.0 million were recognized in Selling, general and administrative during the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Unit Grants

During the three months ended March 31, 2020 and 2019, the Company granted 112,915 and 10,693 RSUs, respectively, to new and existing employees, which vest over four or five years. The Company recognized compensation expense related to RSUs of $2.6 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $16.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020, 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.35 million for the three months ended March 31, 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2020, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, Company shares will be issued that vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2021.

(17)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2020 and 2019, the Company expensed $0.1 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There were  $80 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2020.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During the three months ended March 31, 2020 and 2019, the Company purchased zero and $16 thousand, respectively, of software from CaféX.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a  joint venture. During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $0.9  million and $1.4 million, respectively, in connection with work performed through the joint venture.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, including but not limited to factors discussed in the “Risk Factors” section found in Item 1A. Risk Factors in this Report on Form 10-Q and in the Report on Form 10-K for the year ended December 31, 2019.  Specifically, we believe you should note the risks related to the COVID-19 global pandemic and the various government mandates designed to contain the pandemic, and how these risks may impact our business in the short and longer term; the risks related to our strategy execution; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; cybersecurity; consolidation activities undertaken by our clients; geographic concentration of our brick and mortar delivery platform and our global footprint; changes in laws that impact our business and our ability to comply with those and other laws governing our operations; the reliability of our information technology infrastructure and our ability to consistently deliver uninterrupted service to our clients; the need to forecast demand for services accurately and the impact of such forecasts on our capacity utilization; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; and our equity structure including our controlling shareholder risk, the limited market float of our stock, and the potential volatility of our stock price resulting therefrom.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. The need to comply with these measures, which came into effect with little notice, has impacted our day-to-day operations and disrupted our business. Although we activated our business continuity plans, we have experienced temporary suspension of operations in some of our TTEC Engage customer experience delivery sites; and some of our employees were not able to get to work because their mobility was restricted by government restrictions. While some of our operations were deemed essential and could have continued operating, to support the health and well-being of our employees and communities and to provide a stable service delivery platform to our clients, we made a business decision to transition as many employees as was reasonably possible to work from home environment.

Between mid-March and mid-April 2020, we transitioned over 43,000 employees, or 80%, to our work from home environment.

For those sites that continued to operate, we have taken extensive measures to protect the health and safety of our employees, in accordance with the recommendations and guidelines provided by the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, the U.S. Occupational Safety Association, and local governments where our customer experience centers delivering essential services are located.

We began to see the financial effects of COVID-19 at the end of the first quarter. Although COVID-19 pandemic disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we are expecting negative impacts in our second and third quarter results of operations and financial position as our clients respond to the economic conditions by reducing their budgets and volumes, which may affect the demand for our services, and as the incremental costs of our work from home delivery, not otherwise offset by a  reduction in the cost of our brick and mortar facilities, impacts our cost structure. The extent of the impact will vary depending on the Company’s ability to execute against COVID-19 surge volumes and the duration and severity of the economic and operational impacts of COVID-19.

In March 2020, we launched multiple cost reduction, optimization and liquidity preservation initiatives to align our expenses with anticipated changes in revenue and increased costs related to COVID-19 pandemic and government mandated restriction measures. These initiatives include freezes on hiring, major cuts in non-essential spending, reduction and deferral in spend on third-party service providers and vendors, suspension of merit increases, contributions to tax deferred saving plans and other retirement plans, where permitted by law, suspension of incentive programs, staff reductions and furloughs in markets where that option is available. We also intensified our cash flow discipline, including working capital management,  deferral of  capital expenditures, where possible, and engaged in negotiations for rent abatement and deferral for those facilities that we are unable to use during the government restrictions related to the COVID-19 pandemic. We have also taken steps to strengthen our financial position during this period of heightened uncertainty including a proactive draw down on our line of credit in late March 2020.

For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this Form 10-Q.

The Company reports its financial information based on two segments: TTEC Digital and TTEC Engage.

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

TTEC Digital and TTEC Engage come together under our unified offering, Humanify™ Customer Experience as a Service ("CXaas"), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify™ cloud platform provides a fully integrated ecosystem of Customer Experience ("CX") offerings, including omnichannel, messaging, artificial intelligence (“AI”), machine learning (“ML”), robotic process automation (“RPA”), analytics, cybersecurity, customer relationship management ("CRM"), knowledge management and journey orchestration. Our end-to-end platform differentiates us from many competitors by combining design, strategic consulting, best in class technology, data analytics, process optimization, system integration and operational excellence. This unified offering is value-oriented, outcome-based and delivered to large enterprise and governments on a global scale.

Our revenue for the three months ended March 31, 2020 was $432 million. Approximately  $355 million, or 82%, came from our TTEC Engage segment and $77 million, or 18%, came from our TTEC Digital segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights ,and technology-enabled, outcome-focused services.

We also invest to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including an acquisition in the first quarter of 2020 of a U.S. based autonomous customer experience and intelligent automation solutions provider and an acquisition in the fourth quarter of 2019 of a U.S. based provider of customer care, social media community management, content moderation, technical support and business process solutions.

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

Financial Highlights

In the first quarter of 2020, our revenue increased $37.9, or 9.6%, to $432.2 million over the same period in 2019 including a decrease of $1.4 million, or 0.3%, due to foreign currency fluctuations. The increase in revenue was  comprised of  an  $11.7 million, or 17.8%, increase for TTEC Digital and a $26.2 million, or 8.0%, increase for TTEC Engage.

Our first quarter 2020 income from operations increased  $8.6 million, or 26.9%, to $40.7 million or 9.4% of revenue, compared to  $32.1 million or 8.1% of revenue in the first quarter of 2019.  The change in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income expanded with a 32.2% improvement over the same period last year primarily on the growth of its higher margin cloud business. The TTEC Engage operating income increased 25.2%  compared to the prior year quarter based on the increase in revenue including the acquisition of FCR.

Income from operations in the first quarter of 2020 and 2019 included $1.2 million and $2.5 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries and spans six countries with 24,600 workstations, representing 56% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 34% of our revenue for the first quarter of 2020, as compared to 36% of our revenue for the corresponding period in 2019.

As of March 31, 2020,  the total production workstations for our TTEC Engage segment was 43,912 and the overall capacity utilization in our centers was 73%. The utilization is lower than the previous year due to decreases in the Company’s seasonal healthcare in combination with an increase in seats at sites that are less than one year old, both of which are in the process of being optimized. The table below presents workstation data for all of our centers as of March 31, 2020 and 2019. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2020			March 31, 2019
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,329	29,393	73%	41,398	31,004	75%
Sites open <1 year	3,583	2,854	80%	1,077	862	80%
Total workstations	43,912	32,247	73%	42,475	31,866	75%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2020 and 2019 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$77,556	$65,853	$11,703	17.8%
Operating Income	10,258	7,759	2,499	32.2%
Operating Margin	13.2%	11.8%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform, including a large multi-year governmental contract and the acquisition of Serendebyte,  offset by reductions in the legacy facility based training business which the Company is in the process of winding down. Within the core Digital business and excluding the large shorter term government contract, for the quarters ended March 31, 2020 and 2019 revenue from the cloud offering represented $18.8 million and $12.9 million, respectively, and the systems integration offering represented $11.9 million and $11.5 million, respectively.

The operating income expansion is primarily attributable to the increased revenue and continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue. The operating income as a percentage of revenue increased to 13.2% in the first quarter of 2020 as compared to 11.8% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $0.6 million and $0.7 million for the quarters ended March 31, 2020 and 2019, respectively.

TTEC Engage

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$354,657	$328,503	$26,154	8.0%
Operating Income	30,458	24,333	6,125	25.2%
Operating Margin	8.6%	7.4%

The increase in revenue for the TTEC Engage segment was due to a net increase of $46.9 million in client programs including the acquisition of FCR in the fourth quarter of 2019, offset by a decrease for program completions of $19.5 million, and a $1.2 million decrease due to foreign currency fluctuations.

The operating income increased in line with improved revenue including the acquisition of FCR as well as continued improved profitability in our @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth portfolios, offset by increases in amortization for acquired intangibles. As a result, the operating income as a percentage of revenue increased to 8.6% in the first quarter of 2020 as compared to 7.4% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $3.3 million and $2.0 million for the quarters ended March 31, 2020 and 2019, respectively.

Interest Income (Expense)

For the three months ended March 31, 2020 interest income increased to $0.4 million from $0.3 million in the same period in 2019. Interest expense increased to $9.6 million during 2020 from $5.3 million during 2019 due to higher utilization of the line of credit, and a $5.2 million increase in the charge related to the future purchase of the remaining 30% interest in Motif versus the prior year period.

Other Income (Expense)

For the three months ended March 31, 2020 Other income (expense), net increased to net income of $3.4 million from net income of $0.8 million during the prior year quarter.

Included in the three months ended March 31, 2020 was a $3.3 million benefit related to the fair value adjustment of contingent consideration for an acquisition (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 29.2%. This compares to an effective tax rate of 26.7% for the comparable period of 2019. The effective tax rate for the three months ended March 31, 2020 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of increased foreign earnings. Without $0.9 million of expense related to adjustments to contingent consideration,  a  $0.3 million benefit related to restructuring, a $0.3 million expense related to changes in valuation allowances, and $0.2 million of other expense, the Company’s effective tax rate for the first quarter of 2020 would have been 23.2%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2020, we generated positive operating cash flows of $62.2 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on concentrating and safeguarding our global cash and cash equivalents. The majority of our cash is in U.S. dollars, primarily held in the U.S and to a lesser extent outside of the U.S., in addition to cash held in local currencies of our foreign subsidiaries. We expect to use our cash to support working capital, global operations and strategic investments. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners and utilization of diversified, high quality investments.

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

During the first quarter 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity during the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

The following discussion highlights our cash flow activities during the three months ended March 31, 2020 and 2019.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $520.4 million and $82.4 million as of March 31, 2020 and December 31, 2019, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2020 and 2019, net cash flows provided by operating activities was $62.2 million and $80.0 million, respectively. The decrease is primarily due to a $14.4 million increase in net cash income from operations offset by a $32.2 million reduction in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2020 and 2019, net cash flows used in investing activities was  $22.0 million and $13.2 million, respectively. The increase was due to a $3.6 million increase in capital expenditures and a $5.2 million increase related to acquisitions.

Cash Flows from Financing Activities

For the three months ended March 31, 2020 and 2019, net cash flows provided by (used in) financing activities was  $403.7 million and ($53.1) million, respectively. The change in net cash flows from 2019 to 2020 was primarily due to a $450.0 million net million additional draw on the line of credit, which included the $350 million discussed above, and a $5.5 million reduction in holdback payment for an acquisition.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in net cash from operations offset by a decrease in working capital and higher outflow related to acquisitions . Free cash flow was $45.4 million and $66.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$62,165	$79,963
Less: Purchases of property, plant and equipment	16,813	13,200
Free cash flow	$45,352	$66,763

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2019 Form 10-K filing on March 4, 2020 through the filing of this report.

Future Capital Requirements

We  currently expect total capital expenditures in 2020 to be between $38 million and $42 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2020 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2020,  none of our clients represented more than 10% of our total revenue. During the three months ended March 31, 2019, one of our clients represented 11.1% of our total revenue. Our five largest clients, collectively, accounted for 36.0% and 36.1% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. We have had long-term relationships with our top five Engage clients, ranging from 13 to 23 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2020,  we had $700.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2020, interest accrued at a rate of approximately 2.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2020 and 2019, revenue associated with this foreign exchange risk was 20% and 22% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2020 and December 31, 2019 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2020	Amount	Amount		12 months	Through
Philippine Peso	6,275,000	117,845	(1)	58.4%	December 2022
Mexican Peso	1,371,500	63,540		47.5%	December 2022
		$181,385

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2020 and December 31, 2019.

The fair value of our cash flow hedges at March 31, 2020 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2020	Next 12 Months
Philippine Peso	$3,643	$2,313
Mexican Peso	(8,520)	(4,410)
	$(4,877)	$(2,097)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2019 reflects changes in the currency translation between the U.S dollar and Mexican Peso.

We recorded net income (losses) of $0.2 million and ($2.5) million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2020 and 2019, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2020 and 2019, approximately 17% and 21%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2020 or December 31, 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. In addition to the risk factors identified in our 2019 Annual Report, please consider the following additional Risk Factors.

Our business is adversely affected by the COVID-19 pandemic and it may result in material adverse impact on our operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. While we are unable to accurately predict the full impact that COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and its containment measures, our compliance with these measures has impacted our day-to-day operations and disrupted our business.

We have experienced temporary suspension of operations in some of our TTEC Engage customer experience delivery sites as a result of COVID-19 pandemic and related government-mandated restrictions. While some of our operations were deemed essential and could have continued operating, to support the health and well-being of our employees and communities and to provide a stable service delivery platform to our clients, we made a business decision to transition as many employees as was reasonably possible to our work from home environment between March and April 2020. Such large-scale rapid transition resulted in certain inefficiencies, additional costs unlikely to be recouped from our clients, and heightened cybersecurity, regulatory compliance, and fraud risks. Our inability to manage these risk and costs effectively could have a material adverse effect on our business, financial condition and results of operations.

The post pandemic social distancing rules and other government mandates are likely to impact the structure and configuration of large-scale facilities, like our customer experience delivery centers, where employees work in close proximity. These new regulatory requirements may force TTEC to make significant capital investments to reconfigure our existing customer experience centers and to accept lower capacity utilization than the utilization priced under our multi-year contracts. If we are unable to renegotiate our contracts to recoup these additional costs or adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations.

The COVID-19 pandemic and government-mandated restrictions on business adopted to contain it, raise the possibility of an extended global economic downturn, which could affect demand for our services and impact our results of operations and financial condition, even after the pandemic is contained and the business restrictions and “shelter in place” orders are lifted.

Although COVID-19 pandemic disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, there can be no assurances that we will not experience such impacts through the end of 2020 and beyond. Due to the evolving and highly uncertain nature of the global response to the COVID-19 pandemic, we cannot predict at this time the full extent to which the pandemic will adversely impact our business, results of operations and financial condition, which will depend on many factors that are not known at this time.

The operations of some of our clients are adversely impacted by COVID-19 pandemic and it may have a  material adverse impact on our business.

The operations of some of our clients, especially our clients in travel, hospitality, retail and automotive industries, have been materially impacted by the COVID-19 pandemic and government restrictions on travel and people’s mobility around the globe. Approximately 20% of our revenue for the fiscal year ended December 31, 2019 was generated from the clients in these affected industries. On-going travel restrictions and large-scale unemployment that resulted from government-mandated restrictions on businesses around the globe is likely to continue to affect certain of our clients and their business volumes through the end of 2020 and beyond. While we are unable to predict the magnitude of such impact on our operations at this time and to what extent this impact may be offset by other business that we are able to secure due to a shift in our clients’ and their consumers’ buying preferences during and in the aftermath of COVID-19 pandemic, the loss of the business from the impacted clients may materially impair our operating results and financial condition. We may also experience payment defaults or bankruptcy of some of our clients, which could also have a  material adverse effect our financial condition and results of operation.

Our ability to recruit, hire, and retain qualified employees at a price point acceptable to our clients may be impacted by the COVID-19 pandemic and by the US government pandemic recovery measures such as enhanced unemployment benefits.

Our business is labor intensive and our ability to recruit and hire employees with the right skills, at the right price point is critical to meeting our contractual commitments and attaining our growth objective. We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. The inability of some of our employees in some parts of the world to work from home resulted in the need to transition some of our service delivery to other jurisdictions where work from home is easier to facilitate, which further increases our need to rapidly hire qualified employees. The recent adoption of various pandemic recovery measures by the US government is aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Such individuals may be attractive employment prospects for TTEC, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire may exceed local prevailing wages and may make it more difficult for us to hire a  sufficient number of employees to support our contractual commitments or may result in higher costs, lower contract profitability, higher turnover and reduced operational efficiencies, which could, in the aggregate, have  a material adverse impact on our results of operations.

COVID-19 pandemic, the government actions to contain it, and our response to these actions may have material impact on our financial reporting and operational and financial controls.

The effects of the COVID-19 pandemic, including work from home arrangements for employees responsible for TTEC finance and accounting operations, may impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our operational controls are based on a delivery model that assumes that a substantial part of our revenue is delivered from customer experience centers where we can closely oversee how our customer care professionals deliver services. As we adjust to the transition of our service delivery model to work from home environment, some of our controls may not work effectively when applied remotely.  Such lack of controls may impact our ability to comply with certain contractual and regulatory requirements, may expose our work from home operations to heightened cyber security risk, and may result in fraud or profit leakage, which in the aggregate may impact our profitability, results of operations, and our reputation for service delivery.

.* * *

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result of the pandemic or government actions to contain it adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, such as the risk factors relating to our strategy execution, cyber security of our information systems, consolidation activities being undertaken by our clients, geographic concentration of our operations in jurisdictions ill prepared to manage large scale health crisis and pandemics, our ability to comply with laws and regulations that impact our business, the reliability of our information technology infrastructure and our ability to delivery uninterrupted service to our clients; our clients’ ability to forecast demand for our services accurately; our ability to expand and maintain our customer experience delivery centers in offshore jurisdictions with stable wage rates, risks generally associated with international business operations, and the impact of the limited market float of our stock and potential volatility of our stock price resulting therefrom.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2020:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)
December 31, 2019				$26,580
January 1, 2020 - January 31, 2020	—	$—	—	$26,580
February 1, 2020 - February 29, 2020	—	$—	—	$26,580
March 1, 2020 - March 31, 2020	—	$—	—	$26,580
Total	—		—

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2020, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of March 31, 2020 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.26*	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 6, 2020

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

	*	Filed or furnished herewith.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three  months ended March 31, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity and Mezzanine Equity as of and for the three months ended March 31, 2020 and 2019 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 4, 2020	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 4, 2020	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer