Form 10-Q
period 2020-06-30
TTEC Holdings, Inc.
filed 2020-08-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☑   No ◻

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

Yes ☐   No ☑

As of July 31, 2020, there were 46,733,591 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$482,255	$82,407
Accounts receivable, net of allowance of $5,795 and $5,452	353,289	331,096
Prepaids and other current assets	87,950	96,287
Income and other tax receivables	35,358	40,035
Total current assets	958,852	549,825

Long-term assets
Property, plant and equipment, net	177,099	176,633
Operating lease assets	142,701	150,808
Goodwill	307,139	301,694
Deferred tax assets, net	10,508	13,263
Other intangible assets, net	108,205	115,596
Other long-term assets	62,485	68,969
Total long-term assets	808,137	826,963
Total assets	$1,766,989	$1,376,788

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$73,640	$64,440
Accrued employee compensation and benefits	119,476	114,165
Other accrued expenses	37,892	79,171
Income tax payable	24,627	11,307
Deferred revenue	33,820	39,447
Current operating lease liabilities	45,121	45,218
Other current liabilities	10,214	9,541
Total current liabilities	344,790	363,289

Long-term liabilities
Line of credit	700,000	290,000
Deferred tax liabilities, net	10,008	10,602
Non-current income tax payable	25,208	25,208
Non-current operating lease liabilities	116,558	127,395
Other long-term liabilities	68,472	79,641
Total long-term liabilities	920,246	532,846
Total liabilities	1,265,036	896,135

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	54,026	48,923

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,682,482 and 46,488,938 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	467	465
Additional paid-in capital	355,968	356,409
Treasury stock at cost; 35,369,771 and 35,563,315 shares as of June 30, 2020 and December 31, 2019, respectively	(602,117)	(605,314)
Accumulated other comprehensive income (loss)	(128,528)	(106,234)
Retained earnings	810,234	773,218
Noncontrolling interest	11,903	13,186
Total stockholders’ equity	447,927	431,730
Total liabilities and stockholders’ equity and mezzanine equity	$1,766,989	$1,376,788

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$453,081	$392,515	$885,294	$786,871

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	337,306	299,237	658,863	592,571
Selling, general and administrative	47,360	50,864	97,194	100,584
Depreciation and amortization	18,660	17,050	37,532	33,793
Restructuring charges, net	793	428	1,331	1,389
Impairment losses	—	2,063	696	3,569
Total operating expenses	404,119	369,642	795,616	731,906

Income from operations	48,962	22,873	89,678	54,965

Other income (expense)
Interest income	491	429	855	769
Interest expense	(3,104)	(4,208)	(12,696)	(9,496)
Other income (expense), net	(1,761)	1,865	1,635	2,663
Total other income (expense)	(4,374)	(1,914)	(10,206)	(6,064)

Income before income taxes	44,588	20,959	79,472	48,901

Provision for income taxes	(11,039)	(7,345)	(21,238)	(14,811)

Net income	33,549	13,614	58,234	34,090

Net income attributable to noncontrolling interest	(2,224)	(1,816)	(5,375)	(3,290)

Net income attributable to TTEC stockholders	$31,325	$11,798	$52,859	$30,800

Other comprehensive income (loss)
Net income	$33,549	$13,614	$58,234	$34,090
Foreign currency translation adjustments	10,980	4,749	(18,834)	6,380
Derivative valuation, gross	5,101	6,082	(5,448)	10,262
Derivative valuation, tax effect	(1,317)	(1,630)	1,429	(2,749)
Other, net of tax	119	(38)	246	17
Total other comprehensive income (loss)	14,883	9,163	(22,607)	13,910
Total comprehensive income (loss)	48,432	22,777	35,627	48,000

Less: Comprehensive income attributable to noncontrolling interest	(1,867)	(1,787)	(3,567)	(3,290)

Comprehensive income attributable to TTEC stockholders	$46,565	$20,990	$32,060	$44,710

Weighted average shares outstanding
Basic	46,619	46,318	46,559	46,261
Diluted	46,861	46,684	46,838	46,636

Net income per share attributable to TTEC stockholders
Basic	$0.67	$0.25	$1.14	$0.67
Diluted	$0.67	$0.25	$1.13	$0.66

Dividends declared per share outstanding	$—	$—	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2020 and 2019

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2020	—	$—	46,597	$466	$(603,531)	$355,734	$(143,208)	$778,909	$13,036	$401,406	$53,367
Net income	—	—	—	—	—	—	—	31,325	1,664	32,989	560
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	99
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,000)	(3,000)	—
Foreign currency translation adjustments	—	—	—	—	—	—	10,777	—	203	10,980	—
Derivatives valuation, net of tax	—	—	—	—	—	—	3,784	—	—	3,784	—
Vesting of restricted stock units	—	—	85	1	1,414	(2,823)	—	—	—	(1,408)	—
Equity-based compensation expense	—	—	—	—	—	3,057	—	—	—	3,057	—
Other, net of tax	—	—	—	—	—	—	119	—	—	119	—
Balance as of June 30, 2020	—	$—	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2019	—	$—	46,297	$463	$(608,490)	$353,639	$(119,878)	$729,930	$9,610	$365,274	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	11,798	1,816	13,614	—
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—	—	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	2,032	2,032
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,350)	(1,350)	—
Foreign currency translation adjustments	—	—	—	—	—	—	4,778	—	(29)	4,749	—
Derivatives valuation, net of tax	—	—	—	—	—	—	4,452	—	—	4,452	—
Vesting of restricted stock units	—	—	90	1	1,486	(2,937)	—	—	—	(1,450)	—
Equity-based compensation expense	—	—	—	—	—	3,366	—	—	—	3,366	—
Other, net of tax	—	—	—	—	—	—	(38)	—	—	(38)	—
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649	$—

Six months ended June 30, 2020 and 2019

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	—	$—	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	—	—	52,859	3,880	56,739	1,495
Dividends to shareholders ($0.34 per common share)	—	—	—	—	—	—	—	(15,843)	—	(15,843)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3,849
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,850)	(4,850)	(241)
Foreign currency translation adjustments	—	—	—	—	—	—	(18,521)	—	(313)	(18,834)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	(4,019)	—	—	(4,019)	—
Vesting of restricted stock units	—	—	193	2	3,197	(6,417)	—	—	—	(3,218)	—
Equity-based compensation expense	—	—	—	—	—	5,976	—	—	—	5,976	—
Other, net of tax	—	—	—	—	—	—	246	—	—	246	—
Balance as of June 30, 2020	—	$—	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)	—
Net income	—	—	—	—	—	—	—	30,800	3,290	34,090	—
Dividends to shareholders ($0.30 per common share)	—	—	—	—	—	—	—	(13,864)	—	(13,864)	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	3,362	3,362
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,250)	(2,250)	—
Foreign currency translation adjustments	—	—	—	—	—	—	6,380	—	—	6,380	—
Derivatives valuation, net of tax	—	—	—	—	—	—	7,513	—	—	7,513	—
Vesting of restricted stock units	—	—	192	2	3,173	(6,398)	—	—	—	(3,223)	—
Equity-based compensation expense	—	—	—	—	—	6,534	—	—	—	6,534	—
Other, net of tax	—	—	—	—	—	—	17	—	—	17	—
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$58,234	$34,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,532	33,793
Amortization of contract acquisition costs	205	488
Amortization of debt issuance costs	366	735
Imputed interest expense and fair value adjustments to contingent consideration	1,941	(555)
Provision for credit losses	607	—
(Gain) loss on disposal of assets	17	34
Loss on dissolution of subsidiary	2,467	—
Impairment losses	696	3,569
Deferred income taxes	3,289	(2,724)
Excess tax benefit from equity-based awards	(403)	(557)
Equity-based compensation expense	5,976	6,534
(Gain) loss on foreign currency derivatives	114	(232)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26,007)	27,688
Prepaids and other assets	30,287	13,103
Accounts payable and accrued expenses	35,572	62,770
Deferred revenue and other liabilities	(45,615)	(57,470)
Net cash provided by operating activities	105,278	121,266

Cash flows from investing activities
Proceeds from sale of long-lived assets	16	327
Purchases of property, plant and equipment, net of acquisitions	(31,915)	(28,428)
Acquisitions, net of cash acquired of $3,123 and zero, respectively	(4,421)	—
Net cash used in investing activities	(36,320)	(28,101)

Cash flows from financing activities
Proceeds from line of credit	905,700	540,200
Payments on line of credit	(495,700)	(594,200)
Payments on other debt	(4,356)	(7,016)
Payments of contingent consideration and hold back payments to acquisitions	(48,686)	(5,902)
Dividends paid to shareholders	(15,843)	(13,864)
Payments to noncontrolling interest	(5,091)	(2,250)
Capital contribution from noncontrolling interest	—	3,362
Tax payments related to issuance of restricted stock units	(3,218)	(3,223)
Payments of debt issuance costs	(35)	(1,819)
Net cash provided by (used in) financing activities	332,771	(84,712)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,645)	239

Increase in cash, cash equivalents and restricted cash	397,084	8,692
Cash, cash equivalents and restricted cash, beginning of period	105,591	78,237
Cash, cash equivalents and restricted cash, end of period	$502,675	$86,929

Supplemental disclosures
Cash paid for interest	$5,924	$6,844
Cash paid for income taxes	$10,605	$19,445
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$1,599	$1,318
Acquisition of equipment through increase in accounts payable, net	$(2,169)	$221

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative customer experience outcomes for many of the world’s most iconic and disruptive brands. Since its inception in 1982, the Company has been helping clients deliver frictionless customer experiences, strengthen their customer relationships, brand recognition and loyalty through personalized interactions, significantly improve their Net Promoter Score (“NPS”), and lower their total cost to serve by enabling and delivering simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 51,700 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

The Company reports its financial information based on the following two segments:  TTEC Digital and TTEC Engage.

●	TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients.
●	TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$482,255	$82,407
Restricted cash included in "Prepaid and other current assets"	20,416	23,172
Restricted cash included in "Other noncurrent assets"	4	12
Total	$502,675	$105,591

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASC 326), which amends the methodology of how and when companies measure credit losses on financial instruments. The objective of the ASU is to provide financial statement users more useful information regarding expected credit losses on financial instruments and other commitments. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief” which amended the transition guidance for the new credit losses standard. The ASU is effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted, using a modified retrospective approach. The Company adopted the new guidance effective January 1, 2020 and the adoption did not have a material effect on the financial statements. See Note 4 for additional disclosures.

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

Total cash paid at acquisition, for 70% of the outstanding shares of capital stock, was $9.0 million. The Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company finalized the net working capital adjustment for $0.8 million during the second quarter of 2020 which was paid from Serendebyte to TTEC Digital in the second quarter of 2020.

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

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$3,123
Accounts receivable, net	1,243
Prepaid and other assets	1,327
Property, plant and equipment	14
Deferred tax assets	20
Tradename	400
Customer relationships	1,920
Goodwill	9,033
$17,080

Accounts payable	$120
Accrued employee compensation and benefits	1,025
Accrued income taxes	170
Accrued expenses	2,208
Deferred tax liabilities - long-term	629
$4,152

Total purchase price	$12,928

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

At the date of the purchase, an additional $2.2 million of cash was retained in the entity that was withdrawn by the holders of the Remaining Interest during the second quarter of 2020.

The Serendebyte customer relationships and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 5 and 3 years, respectively. The goodwill recognized from the Serendebyte acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Serendebyte are reported within the TTEC Digital segment from the date of acquisition.

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

As of the closing of the Transaction, Ortana Holdings, LLC, an Oregon limited liability company (“Ortana”), owned by the FCR founders, will continue to hold the remaining 30% membership interest in FCR (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Ortana shall have an option to sell to TSC and TSC shall have an option to purchase from Ortana the Remaining Interest at a purchase price equal to a multiple of FCR’s adjusted trailing twelve month EBITDA for this particular acquisition, and not to compete with the Company for a period of four years after the disposition of the Remaining Interest. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 19.6%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $48.3 million on the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Significant assumptions include a discount rate of 16.7%, expected forecast volatility of 20%, an equivalent metric risk premium of 15.1%, risk-free rate of 1.6% and a credit spread of 1.8%. Based on these, a $6.5 million expected future payment was calculated. As of the acquisition date, the present value of the contingent consideration was $6.1 million. During the first and second quarters of 2020, $3.3 million and $1.1 million of net benefits, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2020. The benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2020, the value of the contingent consideration was $1.8 million and was included in Other current liabilities in the accompanying Consolidated Balance Sheets.

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

The FCR customer relationships and tradename are being amortized over useful lives of 10 and 4 years, respectively. The goodwill recognized from the FCR acquisition is attributable, but not limited to, the acquired workforce and expected synergies with Engage. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of FCR are reported within the TTEC Engage segment from the date of acquisition.

Dissolutions

TeleTech Customer Management (Ghana) Limited

In the second quarter of 2020, the Company dissolved TeleTech Customer Management (Ghana) Limited, a wholly owned subsidiary domiciled in Ghana. Upon the completed dissolution, a $2.5 million loss was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) during the quarter ended June 30, 2020. The majority of the loss related to the removal of the Accumulated other comprehensive income (loss) balance.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2020 and 2019 noted above contributed revenues of $52.2 million and net income of $3.7 million, inclusive of $3.2 million of acquired intangible amortization, to the Company for the six months ended June 30, 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited proforma financial results for the six months ended June 30, 2020 and 2019 combines the consolidated results of the Company, FCR and Serendebyte, assuming the acquisitions had been completed on January 1, 2019. The reported revenue and net income of $885.3 million and $52.9 million would have been $886.3 million and $53.1 million for the six months ended June 30, 2020, respectively, on an unaudited proforma basis.

For 2019, the reported revenue and net income of $786.9 million and $30.8 million would have been $830.7 million and $39.4 million for the six months ended June 30, 2019, respectively, on an unaudited proforma basis.

The unaudited proforma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Subsequent Event

On August 5, 2020, TTEC Digital, LLC (“TTEC Digital”), a subsidiary of the Company, agreed to acquire 100% of VoiceFoundry, a preferred Amazon Connect cloud contact center services partner (the “VF Transaction”). The VF Transaction will close in two phases, with the acquisition of VoiceFoundry’s U.S. and European operations closing contemporaneously with the signing of the purchase agreement and the acquisition of the Australian and ASEAN operations closing as soon as practicable following clearance by the Australian Foreign Investment Review Board.

TTEC Digital agreed to pay up to $67.2 million, in aggregate, for the VF Transaction, including aggregate cash consideration at closing of $48.0 million and potential earn-out payments over the next two years with a maximum value of up to $19.2 million, based on VoiceFoundry’s post-closing performance against agreed 2020 and 2021 EBITDA targets. The VF Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments.

(3)SEGMENT INFORMATION

The Company reports the following two segments:

●	TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients.
o	Technology Services: Our technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
o	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.
●	TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services.
o	Customer Acquisition Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that increase the quantity and quality of leads and customers.
o	Customer Care Services: Our customer care services provide turnkey contract center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

o	Fraud Prevention Services: Our digital fraud detection and prevention services proactively identify and prevent fraud and provide community content moderation and compliance.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$77,168	$(25)	$77,143	$3,278	$14,376
TTEC Engage	375,938	—	375,938	15,382	34,586
Total	$453,106	$(25)	$453,081	$18,660	$48,962

Three Months Ended June 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$78,580	$(61)	$78,519	$3,235	$7,709
TTEC Engage	313,996	—	313,996	13,815	15,164
Total	$392,576	$(61)	$392,515	$17,050	$22,873

Six Months Ended June 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$154,949	$(250)	$154,699	$6,566	$24,634
TTEC Engage	730,595	—	730,595	30,966	65,044
Total	$885,544	$(250)	$885,294	$37,532	$89,678

Six Months Ended June 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$144,621	$(249)	$144,372	$5,543	$15,468
TTEC Engage	642,499	—	642,499	28,250	39,497
Total	$787,120	$(249)	$786,871	$33,793	$54,965

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Capital Expenditures
TTEC Digital	$2,888	$5,655	$5,326	$9,396
TTEC Engage	12,214	9,573	26,589	19,032
Total	$15,102	$15,228	$31,915	$28,428

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	June 30, 2020	December 31, 2019
Total Assets
TTEC Digital	$287,237	$238,081
TTEC Engage	1,479,752	1,138,707
Total	$1,766,989	$1,376,788

	June 30, 2020	December 31, 2019
Goodwill
TTEC Digital	$74,817	$66,275
TTEC Engage	232,322	235,419
Total	$307,139	$301,694

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
United States	$312,310	$235,733	$589,988	$472,700
Philippines	79,269	91,401	170,373	184,580
Latin America	23,352	25,054	48,450	49,190
Europe / Middle East / Africa	17,361	15,610	34,304	31,651
Asia Pacific / India	13,725	14,155	28,893	26,980
Canada	7,064	10,562	13,286	21,770
Total	$453,081	$392,515	$885,294	$786,871

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had no clients that contributed in excess of 10% of total revenue for the six months ended June 30, 2020 or 2019. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2020.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$5,402	$5,579	$5,452	$5,592
Provision for credit losses	445	—	607	—
Uncollectible receivables written-off	(107)	(82)	(285)	(97)
Effect of foreign currency	55	(2)	21	—
Balance, end of period	$5,795	$5,495	$5,795	$5,495

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of June 30, 2020 and December 31, 2019, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide post-petition services to Sears and has assessed these receivables for collection risk and has determined that these will be collectible.

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

As of June 30, 2020, the Company had factored $40.0 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of June 30, 2020, the Company had collected $20.4 million of cash from customers which had not been remitted to the Bank. The unremitted cash is Restricted Cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2020 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2019	Adjustments	Impairments	Currency	2020

TTEC Digital	$66,275	$9,033	—	(491)	$74,817
TTEC Engage	235,419	(254)	—	(2,843)	232,322
Total	$301,694	$8,779	$—	$(3,334)	$307,139

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2020, the Company assessed whether any such indicators of impairment existed and concluded there were none.

During the Company’s annual impairment testing as of December 1, 2019, the Company identified triggering events that could lead to impairment of goodwill for the Digital Consulting reporting unit, including lower revenues and profits than had been anticipated over the past two years. The carrying value of Digital Consulting was $39.7 million at December 1, 2019, including approximately $24.3 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Consulting reporting unit exceeded its carrying value by approximately 26%, but based on additional sensitivity analysis, the amount of cushion could fall to 0% or below if the performance of the business does not improve as expected. The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues and future cash flows and available market information for comparable companies. During the first six months of 2020, the reporting unit has delivered actual results slightly better than the estimate included in the analysis above.

Other Intangible Assets

During the second quarter of 2019, the Company identified negative indicators such as lower financial performance for the rogenSi component of the TTEC Digital segment, thus an interim impairment analysis was completed. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property, and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset. At December 31, 2019 and June 30, 2020, the Company reviewed the evaluation completed as of June 30, 2019, and noted no material changes, thus no additional impairment was required.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2020, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands and net of tax):

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Aggregate unrealized net gain/(loss) at beginning of period	$(3,621)	$(5,217)	$4,182	$(8,278)
Add: Net gain/(loss) from change in fair value of cash flow hedges	3,726	5,190	(4,187)	10,096
Less: Net (gain)/loss reclassified to earnings from effective hedges	58	(738)	168	(2,583)
Aggregate unrealized net gain/(loss) at end of period	$163	$(765)	$163	$(765)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2020 and December 31, 2019 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2020	Amount	Amount		12 months	Through
Philippine Peso	6,955,000	132,470	(1)	59.9%	April 2023
Mexican Peso	1,221,000	56,033		52.7%	December 2022
		$188,503

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2020 and December 31, 2019.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2020 and December 31, 2019 the total notional amounts of the Company’s forward contracts used as fair value hedges were $7.4 million and $64.5 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,962	$—
Other long-term assets	2,296	—
Other current liabilities	(2,845)	(21)
Other long-term liabilities	(2,188)	—
Total fair value of derivatives, net	$225	$(21)

	December 31, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,467	$205
Other long-term assets	3,525	—
Other current liabilities	(1,223)	(107)
Other long-term liabilities	(95)	—
Total fair value of derivatives, net	$5,674	$98

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$58	$(738)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$79	$(1,011)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(14)	$(1,465)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$168	$(2,583)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$230	$(3,538)

	Six Months Ended June 30,
	2020	2019

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(343)	$(1,217)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following presents information as of June 30, 2020 and December 31, 2019 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2020, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2020 and December 31, 2019, the Company had $700.0 million and $290.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2020 outstanding borrowings accrued interest at an average rate of 1.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2020, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$225	$—	$225
Fair value hedges	—	(21)	—	(21)
Total net derivative asset (liability)	$—	$204	$—	$204

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$5,674	$—	$5,674
Fair value hedges	—	98	—	98
Total net derivative asset (liability)	$—	$5,772	$—	$5,772

The following is a summary of the Company’s fair value measurements as of June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$204	$—
Total assets	$—	$204	$—

Liabilities
Deferred compensation plan liability	$—	$(20,801)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(1,785)
Total liabilities	$—	$(20,801)	$(1,785)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$5,772	$—
Total assets	$—	$5,772	$—

Liabilities
Deferred compensation plan liability	$—	$(20,370)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(6,134)
Total liabilities	$—	$(20,370)	$(6,134)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

During the first and second quarters of 2020, the Company recorded fair value adjustments to the contingent consideration associated with the FCR acquisition based on decreased estimates of EBITDA which caused the estimated payable to decrease. Accordingly, a $3.3 million decrease and a $1.1 million decrease to the payable were recorded as of March 31, 2020 and June 30, 2020, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2020, the expected future contingent consideration is $1.8 million.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2019	Acquisitions	Payments	Adjustments	2020

FCR	$6,134	$—	$—	$(4,349)	$1,785
Total	$6,134	$—	$—	$(4,349)	$1,785

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes various provisions designed to support corporations and reduce the impact of COVID-19 pandemic on their liquidity including provisions relating to payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our second quarter income tax provision, deferred tax assets and liabilities, or related taxes payable. We are continuing to assess the future implications of these provisions within the CARES Act but do not expect there to be a material impact on our financial statements at this time.

As of June 30, 2020, the Company had $10.5 million of gross deferred tax assets (after a $17.0 million valuation allowance) and a net deferred tax asset of $0.5 million (after deferred tax liabilities of $10.0 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2020 was 24.8% and 26.7%, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 35.0% and 30.3%, respectively.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the second quarter of 2019 and the first quarter of 2020, changes to the valuation allowance were recorded in the amounts of $2.3 million and $0.3 million, respectively, for deferred tax assets that did not meet the “more-likely-than-not” standard. In the second quarter of 2020, changes to the valuation allowance were recorded in the amount of $0.9 million for assets that were redetermined to meet the “more-likely-than-not” standard.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2019 and 2022. The aggregate effect on income tax expense for the three months ended June 30, 2020 and 2019 was approximately $(0.3) million expense and $1.9 million benefit, respectively, which had an impact on diluted net income per share of $(0.01) and $0.04, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2020 and 2019 was approximately $1.2 million and $4.0 million, respectively, which had a favorable impact on diluted net income per share of $0.02 and $0.09, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2020 and 2019, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Reduction in force
TTEC Digital	$114	$—	$321	$—
TTEC Engage	3	308	239	770
Total	$117	$308	$560	$770

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Facility exit and other charges
TTEC Digital	$—	$—	$—	$—
TTEC Engage	676	120	771	619
Total	$676	$120	$771	$619

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2019	$251	$74	$325
Expense	560	771	1,331
Payments	(719)	(807)	(1,526)
Change due to foreign currency	(14)	(5)	(19)
Change in estimates	—	—	—
Balance as of June 30, 2020	$78	$33	$111

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Severance Charges

In the normal course of business, the Company will pay severance to terminated employees related to programs that are ending who are no longer needed and cannot be repurposed to a new program.

During the second quarter of 2020, a $2.9 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. The accrual is expected to be paid or extinguished during the next six months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2020, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of zero and $0.7 million, respectively, for the TTEC Digital segment. During the three and six months ended June 30, 2019, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of $1.1 million and $2.6 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2020 and December 31, 2019, the Company had borrowings of $700.0 million and $290.0 million, respectively, under its Credit Agreement, and its average daily utilization was $548.8 million and $324.0 million for the six months ended June 30, 2020 and 2019, respectively. The increased borrowings under the Credit Agreement at June 30, 2020 relate to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $195 million as of June 30, 2020. As of June 30, 2020, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2020, outstanding letters of credit under the Credit Agreement totaled $2.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2020, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.4 million.

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

(11)LEASES

Operating leases are included in the Consolidated Balance Sheet as Operating lease assets, Current operating lease liabilities and Non-current operating lease liabilities. Finance leases are included in Property, plant and equipment, Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheet. The Company primarily leases real estate and equipment under various arrangements that provide the Company the right of use for the underlying asset which require lease payments over the lease term. The Company determines the value of each lease by computing the present value of each lease payment using the interest rate implicit in the lease, if available; otherwise the Company estimates its incremental borrowing rate over the lease term. The Company determines its incremental borrowing rate based on its estimated credit risk with adjustments for each individual leases’ geographical risk and lease term. Operating lease assets also include prepaid rent and initial direct costs less any tenant improvements.

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

The components of lease expense for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended June 30,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,928	$1,798
Interest on lease liabilities - finance leases	Interest expense	52	32
Operating lease cost (cost resulting from lease payments)	Cost of services	11,642	12,647
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	858	1,363
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	287	242
Short-term lease cost	Cost of services	883	1,247
Variable lease cost (cost excluded from lease payments)	Cost of services	(284)	—
Less: Sublease income	Selling, general and administrative	(212)	(126)
Less: Sublease income	Other income (expense), net	(616)	(496)
Total lease cost		$14,538	$16,707

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Location in Statements of	Six Months Ended June 30,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$3,844	$3,405
Interest on lease liabilities - finance leases	Interest expense	108	40
Operating lease cost (cost resulting from lease payments)	Cost of services	23,680	23,346
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,400	2,630
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	529	484
Short-term lease cost	Cost of services	1,880	2,312
Variable lease cost (cost excluded from lease payments)	Cost of services	(284)	—
Less: Sublease income	Selling, general and administrative	(394)	(193)
Less: Sublease income	Other income (expense), net	(1,112)	(992)
Total lease cost		$29,651	$31,032

Other supplementary information for the three and six months ended June 30, 2020 and 2019 are as follows (dollar values in thousands):

	Three Months Ended June 30,
	2020	2019
Finance lease - operating cash flows	$17	$32
Finance lease - financing cash flows	$1,735	$2,202
Operating lease - operating cash flows (fixed payments)	$13,280	$13,741
New ROU assets - operating leases	$247	$5,368
Modified ROU assets - operating leases	$6,221	$10,202
New ROU assets - finance leases	$320	$1,657

	Six Months Ended June 30,
	2020	2019
Finance lease - operating cash flows	$36	$40
Finance lease - financing cash flows	$3,867	$5,985
Operating lease - operating cash flows (fixed payments)	$27,417	$26,075
New ROU assets - operating leases	$6,795	$7,057
Modified ROU assets - operating leases	$6,221	$23,201
New ROU assets - finance leases	$828	$4,247

	June 30, 2020	December 31, 2019
Weighted average remaining lease term - finance leases	2.63 years	2.91 years
Weighted average remaining lease term - operating leases	4.02 years	4.27 years
Weighted average discount rate - finance leases	1.60%	1.43%
Weighted average discount rate - operating leases	6.90%	7.22%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating and financing lease right-of-use assets and lease liabilities within the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

Description	Location in Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$142,701	$150,808
Finance lease assets	Property, plant and equipment, net	14,989	18,016
Total leased assets		$157,690	$168,824

Liabilities
Current
Operating	Current operating lease liabilities	$45,121	$45,218
Finance	Other current liabilities	6,987	7,470
Non-current
Operating	Non-current operating lease liabilities	116,558	127,395
Finance	Other long-term liabilities	6,423	8,896
Total lease liabilities		$175,089	$188,979

The future minimum operating lease and finance lease payments required under non-cancelable leases as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

June 30, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$54,344	$(3,401)	$6,829
Year 2	47,643	(3,437)	4,149
Year 3	41,159	(3,433)	1,609
Year 4	21,523	(2,828)	817
Year 5	13,215	(2,940)	104
Thereafter	10,230	(1,960)	—
Total minimum lease payments	$188,114	$(17,999)	$13,508
Less imputed interest	(26,435)		(98)
Total lease liability	$161,679		$13,410

December 31, 2019

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$54,903	$(2,976)	$7,594
Year 2	47,892	(621)	5,587
Year 3	43,590	(345)	2,139
Year 4	28,124	(201)	1,109
Year 5	14,494	—	331
Thereafter	14,734	—	—
Total minimum lease payments	$203,737	$(4,143)	$16,760
Less imputed interest	(31,124)		(394)
Total lease liability	$172,613		$16,366

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income will be recognized on a straight-line basis over the term of the sub-lease through 2026. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ends May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ends July 31, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ends June 14, 2023.

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019

Deferred revenue	$17,353	$23,142
Deferred compensation plan	20,801	20,370
Other	30,318	36,129
Total	$68,472	$79,641

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Six Months Ended June 30,
	2020	2019
Noncontrolling interest, January 1	$13,186	$7,677
Net income attributable to noncontrolling interest	3,880	3,290
Dividends distributed to noncontrolling interest	(4,850)	(2,250)
Equity contribution	—	3,362
Foreign currency translation adjustments	(313)	—
Noncontrolling interest, June 30	$11,903	$12,079

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	6,380	10,096	116	16,592
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,583)	(99)	(2,682)
Net current period other comprehensive income (loss)	6,380	7,513	17	13,910

Accumulated other comprehensive income (loss) at June 30, 2019	$(107,788)	$(765)	$(2,133)	$(110,686)

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(18,521)	(4,187)	510	(22,198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	168	(264)	(96)
Net current period other comprehensive income (loss)	(18,521)	(4,019)	246	(22,294)

Accumulated other comprehensive income (loss) at June 30, 2020	$(126,001)	$163	$(2,690)	$(128,528)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2020	2019	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$79	$(1,011)	Revenue
Tax effect	(21)	273	Provision for income taxes
	$58	$(738)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(147)	$(55)	Cost of services
Tax effect	15	6	Provision for income taxes
	$(132)	$(49)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2020	2019	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$230	$(3,538)	Revenue
Tax effect	(62)	955	Provision for income taxes
	$168	$(2,583)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(294)	$(110)	Cost of services
Tax effect	30	11	Provision for income taxes
	$(264)	$(99)	Net income (loss)

(15)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Shares used in basic earnings per share calculation	46,619	46,318	46,559	46,261
Effect of dilutive securities:
Restricted stock units	242	366	279	375
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	242	366	279	375
Shares used in dilutive earnings per share calculation	46,861	46,684	46,838	46,636

For the three months ended June 30, 2020 and 2019, there were restricted stock units (“RSUs”) of 64 thousand and 10 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2020 and 2019, there were RSUs of 64 thousand and 20 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2020 and 2019, the Company recognized total equity-based compensation expense of $3.1 million and $6.0 million and $3.3 million and $6.5 million, respectively. Of this total compensation expense, $1.1 million and $2.0 million were recognized in Cost of services and $2.0 million and $4.0 million were recognized in Selling, general and administrative during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company recognized compensation expense of $1.4 million and $2.6 million in Cost of services and $1.9 million and $3.9 million in Selling, general and administrative, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the six months ended June 30, 2020 and 2019, the Company granted 130,885 and 40,246 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $2.7 million and $5.3 million for the three and six months ended June 30, 2020, respectively. The Company recognized compensation expense related to RSUs of $3.1 million and $6.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was approximately $13.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020, 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.35 million and $0.70 million for the three and six months ended June 30, 2020.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, Company shares will be issued that vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2021.

(17)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2020 and 2019, the Company expensed $0.2 million and $0.6 million, respectively, to Avion and Airmax for services provided to the Company. There were $50 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2020.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During the six months ended June 30, 2020 and 2019, the Company purchased zero and $33 thousand, respectively, of software from CaféX.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a joint venture. During the six months ended June 30, 2020 and 2019, the Company recorded revenue of $1.8 million and $2.8 million, respectively, in connection with work performed through the joint venture.

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

Our customer experience thought leadership offers innovative programs that differentiate our clients from their competition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. The need to comply with these measures, which came into effect with little notice, has impacted our day-to-day operations and disrupted our business. Although we activated our business continuity plans, we have experienced temporary suspension of operations in some of our TTEC Engage customer experience delivery sites; and some of our employees were not able to get to work because their mobility was restricted by government restrictions. While some of our operations were deemed essential and could have continued operating, to support the health and well-being of our employees and communities and to provide a stable service delivery platform to our clients, we made a business decision to transition as many employees as was reasonably possible to a work from home environment.

Between mid-March and mid-April 2020, we transitioned over 43,000 employees, or 80%, to our work from home environment. With the easing of some of the government restrictions, some of those employees returned to our brick and mortar sites by the end of the second quarter of 2020, but most continue to work from home.

For those sites that continued to operate and those that re-opened since the lockdown and “shelter-in-place” restrictions eased beginning in June 2020, we have taken extensive measures to protect the health and safety of our employees, in accordance with the recommendations and guidelines provided by the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, the U.S. Occupational Safety Association, and local governments in jurisdictions where our customer experience centers are located.

Although our business began to experience the effects of COVID-19 at the end of the first quarter 2020, our rapid implementation of business continuity plans and our geographic diversification of delivery centers allowed us to mitigate potentially more severe impacts. Through the period ended June 30, 2020 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While approximately 20% of our business is comprised of clients in  industries that have been negatively impacted by the COVID-19 pandemic, significant surge volumes from commercial and public sector clients who have realized spikes in customer, patient and citizen engagement have contributed to a12.5% increase in revenue when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. While we expect this positive trend to continue for the remainder of 2020, there is uncertainty about our COVID-19 surge volumes and our non-COVID-19 related business beyond 2020. Additionally, we cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from those of our delivery sites that could not be replaced with work from home delivery, arbitrary lockdown decisions in some jurisdictions where we do business may impact our offshore delivery capability with little notice, thus potentially impacting our results of operations in the future.

In March 2020, we launched multiple cost reduction, optimization, and liquidity preservation initiatives to align our expenses with anticipated changes in revenue and increased costs related to COVID-19 pandemic and government mandated restriction measures. These initiatives included freezes on hiring, cuts in non-essential spending, reduction and deferral in spend on third-party service providers and vendors, suspension of merit increases, contributions to tax deferred saving plans and other retirement plans, where permitted by law, suspension of some incentive programs, staff reductions and furloughs in markets where that option is available. We also intensified our cash flow discipline, including working capital management,  deferral of  capital expenditures, where possible, and engaged in negotiations for rent abatement and deferral for those facilities that we are unable to use during the government restrictions related to the COVID-19 pandemic. We have also taken steps to strengthen our financial position during this period of heightened uncertainty including a proactive draw down on our line of credit in late March 2020. Our results of operations for the first two quarters of 2020 is permitting us to reverse some of these decisions, and we are resuming strategic hiring on a limited basis, returning furloughed employees to work where it is possible, and reinstating certain incentive plans. In light of the continued COVID-19 related uncertainties, however, we remain vigilant in our cost management. With the greater adoption of our work at home solution during the COVID-19 pandemic, we are also reviewing our global footprint model and working to balance our commitments to physical facilities around the globe against evolving client preferences with respect to traditional physical delivery centers and work from home delivery mix.

For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this Form 10-Q.

The Company reports its financial information based on two segments: TTEC Digital and TTEC Engage.

●	TTEC Digital designs, builds and delivers tech-enabled, insight-based and outcome-driven customer experience solutions through our professional services and suite of technology offerings. These solutions are critical to enabling and accelerating digital transformation for our clients.
●	TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services.

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

Our revenue for the three months ended June 30, 2020 was $453.1 million. Approximately $376 million, or 83%, came from our TTEC Engage segment and $77 million, or 17%, came from our TTEC Digital segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights, and technology-enabled, outcome-focused services.

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

●	Technology Services: Our technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage provides the essential technologies, human resources, infrastructure and processes to operate customer care, acquisition, and fraud detection and prevention services.

●	Customer Acquisition Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that increase the quantity and quality of leads and customers.
●	Customer Care Services: Our customer care services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.
●	Fraud Prevention Services: Our digital fraud detection and prevention services proactively identify and prevent fraud and provide community content moderation and compliance.

Based on our clients’ preference, we provide our services on an integrated cross-business segment and/or on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part I. Item 1. Financial Statements, Note 3 to the Consolidated Financial Statements.

Financial Highlights

In the second quarter of 2020, our revenue increased $60.6, or 15.4%, to $453.1 million over the same period in 2019 including a decrease of $3.5 million, or 0.9%, due to foreign currency fluctuations. The increase in revenue was comprised of a $61.9 million, or 19.7%, increase for TTEC Engage offset by a $1.4 million, or 1.8%, decrease for TTEC Digital.

Our second quarter 2020 income from operations increased $26.1 million, or 114.1%, to $ 49.0 million or 10.8% of revenue, compared to $22.9 million or 5.8% of revenue in the second quarter of 2019. The change in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income expanded with an 86.5% improvement over the same period last year primarily on the growth of its higher margin cloud business. The TTEC Engage operating income increased 128.1% compared to the prior year quarter based on the increase in revenue including, but not limited to, the acquisition of FCR and significant surge volumes in our commercial and public sector clients experiencing spikes in customer interactions related to COVID-19.

Income from operations in the second quarter of 2020 and 2019 included $0.8 million and $2.5 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries spanning six countries with 24,600 workstations, representing 57% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 29% of our revenue for the second quarter of 2020, as compared to 38% of our revenue for the corresponding period in 2019.

As of June 30, 2020, the total production workstations for our TTEC Engage segment was 43,432 and the overall capacity utilization in our centers was 68%. The utilization is lower than the previous year due to decreases in the Company’s seasonal healthcare in combination with an increase in seats at sites that are less than one year old, both of which are in the process of being optimized. During COVID-19 utilized seats include all seats currently generating revenue either through actual usage or contractually committed to clients who plan, at some level, to return to brick and mortar sites. The table below presents workstation data for all of our centers as of June 30, 2020 and 2019. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2020			June 30, 2019
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Total centers
Sites open >1 year	40,470	26,783	66%	40,493	29,144	72%
Sites open <1 year	2,962	2,534	86%	2,560	1,704	67%
Total workstations	43,432	29,317	68%	43,053	30,848	72%

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home vs. brick and mortar seats. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

Some of our clients may be subject to regulatory pressures to serve clients onshore. We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recently Issued Accounting Pronouncements

Refer to Part I, Item I, Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2020 and 2019 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$77,143	$78,519	$(1,376)	(1.8)%
Operating Income	14,376	7,709	6,667	86.5%
Operating Margin	18.6%	9.8%

The decrease in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the acquisition of Serendebyte, offset by reductions in the legacy facility based training business and the middle east consulting practice, both of which the Company has exited. Within the core Digital business and excluding a large multi-year term government contract, for the quarters ended June 30, 2020 and 2019 revenue from the cloud offering represented $19.5 million and $13.9 million, respectively, and the systems integration offering represented $11.2 million and $13.0 million, respectively.

The operating income expansion is primarily attributable to the continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue as well as the exit of the less profitable facilities based training and middle east consulting practices. Also the second quarter of 2019 included a $2.0 million impairment of intangible and other long-lived assets (See Part I. Item 1. Financial Statements, Notes 5 and 9 to the Consolidated Financial Statements). The operating income as a percentage of revenue increased to 18.6% in the second quarter of 2020 as compared to 9.8% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $0.6 million and $0.6 million for the quarters ended June 30, 2020 and 2019, respectively.

TTEC Engage

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$375,938	$313,996	$61,942	19.7%
Operating Income	34,586	15,164	19,422	128.1%
Operating Margin	9.2%	4.8%

The increase in revenue for the TTEC Engage segment was due to a net increase of $85.2 million in client programs including the acquisition of FCR in the fourth quarter of 2019 and certain surge programs for several clients in connection with the COVID-19 pandemic, offset by a decrease for program completions of $20.0 million and a $3.3 million decrease due to foreign currency fluctuations.

The operating income increased in line with improved revenue including the acquisition of FCR as well as continued improved profitability in our @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth portfolios, offset by increases in amortization for acquired intangibles. As a result, the operating income as a percentage of revenue increased to 9.2% in the second quarter of 2020 as compared to 4.8% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $3.3 million and $2.0 million for the quarters ended June 30, 2020 and 2019, respectively.

Interest Income (Expense)

For the three months ended June 30, 2020 interest income increased to $0.5 million from $0.4 million in the same period in 2019. Interest expense decreased to $3.1 million during 2020 from $4.2 million during 2019 due to higher utilization of the line of credit, offset by lower interest rates and a $0.7 million decrease in the charge related to the future purchase of the remaining 30% interest in Motif versus the prior year period, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the three months ended June 30, 2020 Other income (expense), net decreased to net expense of $1.8 million from net income of $1.9 million during the prior year quarter.

Included in the three months ended June 30, 2020 was a $1.1 million benefit related to the fair value adjustment of contingent consideration for an acquisition (see Part I. Item 1. Financial Statements, Notes 2 and 7 to the Consolidated Financial Statements), offset by a $2.5 million expense related to the dissolution of a subsidiary.

Included in the three months ended June 30, 2019 was a $2.4 million benefit related to a fair value adjustment of contingent consideration for an acquisition.

Income Taxes

The effective tax rate for the three months ended June 30, 2020 was 24.8%. This compares to an effective tax rate of 35.0% for the comparable period of 2019. The effective tax rate for the three months ended June 30, 2020 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of increased foreign earnings. Without $0.3 million of expense related to adjustments to contingent consideration, a $0.2 million benefit related to restructuring, a $0.9 million benefit related to changes in valuation allowances, $0.4 million of expense related to provision to return adjustments, and $0.2 million of other expense, the Company’s effective tax rate for the second quarter of 2020 would have been 24.2%.

Results of Operations

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2020 and 2019 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$154,699	$144,372	$10,327	7.2%
Operating Income	24,634	15,468	9,166	59.3%
Operating Margin	15.9%	10.7%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract and the acquisition of Serendebyte, offset by reductions in the legacy facility based training business and the middle east consulting practice, both of which the Company has exited. Within the core Digital business and excluding the large multi-year government contract, for the six months ended June 30, 2020 and 2019, revenue from the cloud offering represented $38.4 million and $26.9 million, respectively, and the systems integration offering represented $24.2 million and $25.8 million, respectively.

The operating income expansion is primarily attributable to the increased revenue and continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue, as well as the exit of the less profitable facilities based training and middle east consulting practices. The operating income increase was offset by a $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment (See Part I. Item 1. Financial Statements, Notes 5 and 9 to the Consolidated Financial Statements) recorded during 2019. The operating income as a percentage of revenue increased to 15.9% for the six months ended June 30, 2020 as compared to 10.7% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $1.1 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

TTEC Engage

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$730,595	$642,499	$88,096	13.7%
Operating Income	65,044	39,497	25,547	64.7%
Operating Margin	8.9%	6.1%

The increase in revenue for the TTEC Engage segment was due to a net increase of $135.2 million in client programs including the acquisition of FCR in the fourth quarter of 2019 and certain surge programs for several clients in connection with the COVID-19 pandemic, offset by a decrease for program completions of $42.6 million and a $4.5 million decrease due to foreign currency fluctuations.

The operating income increased in line with improved revenue including the acquisition of FCR as well as continued improved profitability in our @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth portfolios, offset by increases in amortization for acquired intangibles. As a result, the operating income as a percentage of revenue increased to 8.9% for the six months ended June 30, 2020 as compared to 6.1% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $6.6 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

Interest Income (Expense)

For the six months ended June 30, 2020 interest income increased to $0.9 million from $0.8 million in the same period in 2019. Interest expense increased to $12.7 million during 2020 from $9.5 million during 2019 due to higher utilization of the line of credit offset by lower interest rates and a $4.5 million period over period increase in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the six months ended June 30, 2020 Other income (expense), net decreased to net income of $1.6 million from net income of $2.7 million during the prior year quarter.

Included in the six months ended June 30, 2020 was a $4.3 million benefit related to the fair value adjustments of contingent consideration for an acquisition (see Part I. Item 1. Financial Statements, Notes 2 and 7 to the Consolidated Financial Statements), offset by a $2.5 million expense related to the dissolution of a subsidiary.

Included in the six months ended June 30, 2019 was a $2.4 million benefit related to the fair value adjustment of contingent consideration for an acquisition.

Income Taxes

The effective tax rate for the six months ended June 30, 2020 was 26.7%. This compared to an effective tax rate of 30.3% for the comparable period of 2019. The effective tax rate for the six months ended June 30, 2020 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of increased foreign earnings. Without a $0.5 million benefit from restructuring expenses, $0.5 million of expense related to provision to return adjustments, a $0.6 million benefit related to changes in valuation allowances, $1.2 million of expense related to changes to contingent consideration and $0.4 million other expense, the Company’s effective tax rate for the six months ended June 30, 2020 would have been 23.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2020, we generated positive operating cash flows of $105.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2020 and 2019.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $482.3 million and $82.4 million as of June 30, 2020 and December 31, 2019, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2020 and 2019, net cash flows provided by operating activities was $105.3 million and $121.3 million, respectively. The decrease is primarily due to a $35.9 million increase in net cash income from operations offset by a $51.9 million reduction in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and 2019, net cash flows used in investing activities was $36.3 million and $28.1 million, respectively. The increase was due to a $3.5 million increase in capital expenditures and a $4.4 million increase related to acquisitions.

Cash Flows from Financing Activities

For the six months ended June 30, 2020 and 2019, net cash flows provided by (used in) financing activities was $332.8 million and ($84.7) million, respectively. The change in net cash flows from 2019 to 2020 was primarily due to a $464.0 million net million additional draw on the line of credit, which included the $350 million discussed above, offset by a $42.8 million increase related to payments of contingent consideration and hold-back payments related to several acquisitions.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in net cash from operations offset by a decrease in working capital and higher outflow related to acquisitions including payments of contingent consideration. Free cash flow was $73.4 million and $92.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$43,113	$41,303	$105,278	$121,266
Less: Purchases of property, plant and equipment	15,102	15,228	31,915	28,428
Free cash flow	$28,011	$26,075	$73,363	$92,838

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2019 Form 10-K filing on March 4, 2020 through the filing of this report.

Future Capital Requirements

We currently expect total capital expenditures in 2020 to be between $55 million and $59 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2020 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2020 and 2019, none of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 39.9% and 37.4% of our consolidated revenue for the three months ended June 30, 2020 and 2019, respectively and 37.1% and 36.7% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. We have had long-term relationships with our top five Engage clients, ranging from 14 to 24 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some contracts with our five largest clients expire between 2020 and 2023, but most of our largest clients may have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2020, we had $700.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2020, interest accrued at a rate of approximately 1.6% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2020 and 2019, revenue associated with this foreign exchange risk was 19% and 22% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2020 and December 31, 2019 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2020	Amount	Amount		12 months	Through
Philippine Peso	6,955,000	132,470	(1)	59.9%	April 2023
Mexican Peso	1,221,000	56,033		52.7%	December 2022
		$188,503

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2020 and December 31, 2019.

The fair value of our cash flow hedges at June 30, 2020 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2020	Next 12 Months
Philippine Peso	$5,199	$2,902
Mexican Peso	(4,974)	(2,785)
	$225	$117

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2019 reflects changes in the currency translation between the U.S dollar and Mexican Peso.

We recorded net gains (losses) of $0.2 million and ($3.5) million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2020 and 2019, respectively. These gains (losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2020 and 2019, approximately 15% and 21%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2020 or December 31, 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

The social distancing rules and other government mandates that continue during the sustained pandemic are likely to impact the structure and configuration of large-scale facilities, like our customer experience delivery centers, where employees work in close proximity. These new regulatory requirements are forcing TTEC to make investments to reconfigure our existing customer experience centers and to accept lower capacity utilization than the utilization priced under our multi-year contracts. If we are unable to renegotiate our contracts to recoup these additional costs, manage these costs by continuing to maintain a large work at home delivery platform, or adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations.

The COVID-19 pandemic and government-mandated restrictions on business adopted to contain it, is resulting in what is likely to be an extended global economic downturn, which could affect demand for our services and impact our results of operations and financial condition, even after the pandemic is contained and the business restrictions and “shelter in place” orders are lifted.

Although COVID-19 pandemic disruptions did not have a material adverse impact on our financial results for the first two quarters of fiscal 2020, there can be no assurances that we will not experience such impacts through the end of 2020 and beyond. Due to the evolving and highly uncertain nature of the global response to the COVID-19 pandemic, we cannot predict at this time the full extent to which the pandemic will adversely impact our business, results of operations and financial condition, which will depend on many factors that are not known at this time.

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

Our business is labor intensive and our ability to recruit and hire employees with the right skills, at the right price point is critical to meeting our contractual commitments and attaining our growth objective. We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. The inability of some of our employees in some parts of the world to work from home resulted in the need to transition some of our service delivery to other jurisdictions where work from home is easier to facilitate, which further increases our need to rapidly hire qualified employees. The recent adoption of various pandemic recovery measures by the U.S. and other governments in jurisdictions where we hire employees is aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Such individuals may be attractive employment prospects for TTEC, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire may exceed local prevailing wages and may make it more difficult for us to hire a sufficient number of employees to support our contractual commitments or may result in higher costs, lower contract profitability, higher turnover and reduced operational efficiencies, which could, in the aggregate, have a material adverse impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2020:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number		Announced	the Plans or
	of Shares	Average Price	Plans or	Programs (In
Period	Purchased	Paid per Share	Programs	thousands)(1)
March 31, 2020				$26,580
April 1, 2020 - April 30, 2020	—	$—	—	$26,580
May 1, 2020 - May 31, 2020	—	$—	—	$26,580
June 1, 2020 - June 30, 2020	—	$—	—	$26,580
Total	—		—

(1)In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2020, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. As of June 30, 2020 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.31*	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 5, 2020	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer