Form 10-Q
period 2020-09-30
TTEC Holdings, Inc.
filed 2020-11-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐   No ☑

As of October 30, 2020, there were 46,735,198 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2020 FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	1

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Mezzanine Equity as of and for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES		50

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$135,317	$82,407
Accounts receivable, net of allowance of $5,057 and $5,452	338,263	331,096
Prepaids and other current assets	121,964	96,287
Income and other tax receivables	36,830	40,035
Total current assets	632,374	549,825

Long-term assets
Property, plant and equipment, net	178,941	176,633
Operating lease assets	132,571	150,808
Goodwill	345,119	301,694
Deferred tax assets, net	14,587	13,263
Other intangible assets, net	112,038	115,596
Other long-term assets	61,390	68,969
Total long-term assets	844,646	826,963
Total assets	$1,477,020	$1,376,788

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$65,531	$64,440
Accrued employee compensation and benefits	164,548	114,165
Other accrued expenses	66,131	79,171
Income tax payable	20,010	11,307
Deferred revenue	35,408	39,447
Current operating lease liabilities	44,181	45,218
Other current liabilities	8,303	9,541
Total current liabilities	404,112	363,289

Long-term liabilities
Line of credit	325,000	290,000
Deferred tax liabilities, net	9,302	10,602
Non-current income tax payable	22,278	25,208
Non-current operating lease liabilities	106,921	127,395
Other long-term liabilities	70,192	79,641
Total long-term liabilities	533,693	532,846
Total liabilities	937,805	896,135

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	53,004	48,923

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,734,704 and 46,488,938 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	468	465
Additional paid-in capital	357,361	356,409
Treasury stock at cost; 35,317,549 and 35,563,315 shares as of September 30, 2020 and December 31, 2019, respectively	(601,254)	(605,314)
Accumulated other comprehensive income (loss)	(96,032)	(106,234)
Retained earnings	812,906	773,218
Noncontrolling interest	12,762	13,186
Total stockholders’ equity	486,211	431,730
Total liabilities, stockholders’ equity and mezzanine equity	$1,477,020	$1,376,788

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$492,980	$395,507	$1,378,274	$1,182,378

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	368,405	304,622	1,027,268	897,193
Selling, general and administrative	49,473	48,062	146,667	148,646
Depreciation and amortization	19,522	16,659	57,054	50,452
Restructuring charges, net	1,233	183	2,564	1,572
Impairment losses	948	—	1,644	3,569
Total operating expenses	439,581	369,526	1,235,197	1,101,432

Income from operations	53,399	25,981	143,077	80,946

Other income (expense)
Interest income	566	522	1,421	1,291
Interest expense	(2,755)	(4,041)	(15,451)	(13,537)
Other income (expense), net	(18,663)	2,713	(17,028)	5,376
Total other income (expense)	(20,852)	(806)	(31,058)	(6,870)

Income before income taxes	32,547	25,175	112,019	74,076

Provision for income taxes	(8,415)	(5,196)	(29,653)	(20,007)

Net income	24,132	19,979	82,366	54,069

Net income attributable to noncontrolling interest	(2,766)	(1,878)	(8,141)	(5,168)

Net income attributable to TTEC stockholders	$21,366	$18,101	$74,225	$48,901

Other comprehensive income (loss)
Net income	$24,132	$19,979	$82,366	$54,069
Foreign currency translation adjustments	28,679	(9,138)	9,845	(2,758)
Derivative valuation, gross	5,350	1,255	(98)	11,517
Derivative valuation, tax effect	(1,415)	(353)	14	(3,102)
Other, net of tax	130	37	376	54
Total other comprehensive income (loss)	32,744	(8,199)	10,137	5,711
Total comprehensive income (loss)	56,876	11,780	92,503	59,780

Less: Comprehensive income attributable to noncontrolling interest	(2,749)	(1,693)	(6,316)	(4,983)

Comprehensive income attributable to TTEC stockholders	$54,127	$10,087	$86,187	$54,797

Weighted average shares outstanding
Basic	46,732	46,481	46,617	46,335
Diluted	47,031	46,768	46,885	46,693

Net income per share attributable to TTEC stockholders
Basic	$0.46	$0.39	$1.59	$1.06
Diluted	$0.45	$0.39	$1.58	$1.05

Dividends declared and not paid per share outstanding	$0.40	$0.32	$0.40	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2020 and 2019

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2020	—	$—	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026
Net income	—	—	—	—	—	—	—	21,366	2,501	23,867	265
Dividends to shareholders ($0.40 per common share)	—	—	—	—	—	—	—	(18,694)	—	(18,694)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,890)	(1,890)	(1,287)
Foreign currency translation adjustments	—	—	—	—	—	—	28,431	—	248	28,679	—
Derivatives valuation, net of tax	—	—	—	—	—	—	3,935	—	—	3,935	—
Vesting of restricted stock units	—	—	53	1	863	(2,102)	—	—	—	(1,238)	—
Equity-based compensation expense	—	—	—	—	—	3,495	—	—	—	3,495	—
Other, net of tax	—	—	—	—	—	—	130	—	—	130	—
Balance as of September 30, 2020	—	$—	46,735	$468	$(601,254)	$357,361	$(96,032)	$812,906	$12,762	$486,211	$53,004

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2019	—	$—	46,387	$464	$(607,004)	$354,068	$(110,686)	$741,728	$12,079	$390,649	$—
Net income	—	—	—	—	—	—	—	18,101	1,878	19,979	—
Dividends to shareholders ($0.32 per common share)	—	—	—	—	—	—	—	(14,875)	—	(14,875)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,350)	(1,350)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8,953)	—	(185)	(9,138)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	902	—	—	902	—
Vesting of restricted stock units	—	—	99	1	1,634	(3,825)	—	—	—	(2,190)	—
Equity-based compensation expense	—	—	—	—	—	3,129	—	—	—	3,129	—
Other, net of tax	—	—	—	—	—	—	37	—	—	37	—
Balance as of September 30, 2019	—	$—	46,486	$465	$(605,370)	$353,372	$(118,700)	$744,954	$12,422	$387,143	$—

Nine months ended September 30, 2020 and 2019

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	—	$—	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	—	—	74,225	6,381	80,606	1,760
Dividends to shareholders ($0.74 per common share)	—	—	—	—	—	—	—	(34,537)	—	(34,537)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3,849
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(6,740)	(6,740)	(1,528)
Foreign currency translation adjustments	—	—	—	—	—	—	9,910	—	(65)	9,845	—
Derivatives valuation, net of tax	—	—	—	—	—	—	(84)	—	—	(84)	—
Vesting of restricted stock units	—	—	246	3	4,060	(8,519)	—	—	—	(4,456)	—
Equity-based compensation expense	—	—	—	—	—	9,471	—	—	—	9,471	—
Other, net of tax	—	—	—	—	—	—	376	—	—	376	—
Balance as of September 30, 2020	—	$—	46,735	$468	$(601,254)	$357,361	$(96,032)	$812,906	$12,762	$486,211	$53,004

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(759)	—	(759)	—
Net income	—	—	—	—	—	—	—	48,901	5,168	54,069	—
Dividends to shareholders ($0.62 per common share)	—	—	—	—	—	—	—	(28,739)	—	(28,739)	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	3,362	3,362
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,600)	(3,600)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,573)	—	(185)	(2,758)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	8,415	—	—	8,415	—
Vesting of restricted stock units	—	—	291	3	4,807	(10,223)	—	—	—	(5,413)	—
Equity-based compensation expense	—	—	—	—	—	9,663	—	—	—	9,663	—
Other, net of tax	—	—	—	—	—	—	54	—	—	54	—
Balance as of September 30, 2019	—	$—	46,486	$465	$(605,370)	$353,372	$(118,700)	$744,954	$12,422	$387,143	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$82,366	$54,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,054	50,452
Amortization of contract acquisition costs	332	751
Amortization of debt issuance costs	549	909
Imputed interest expense and fair value adjustments to contingent consideration	1,949	207
Provision for credit losses	563	—
(Gain) loss on disposal of assets	77	182
Loss on dissolution of subsidiary	19,905	—
Impairment losses	1,644	3,569
Deferred income taxes	(1,153)	(1,354)
Excess tax benefit from equity-based awards	(708)	(1,242)
Equity-based compensation expense	9,471	9,663
(Gain) loss on foreign currency derivatives	(25)	(155)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,450)	36,705
Prepaids and other assets	14,333	21,425
Accounts payable and accrued expenses	70,441	83,986
Deferred revenue and other liabilities	(64,564)	(74,770)
Net cash provided by operating activities	186,784	184,397

Cash flows from investing activities
Proceeds from sale of long-lived assets	16	355
Purchases of property, plant and equipment, net of acquisitions	(47,827)	(44,438)
Acquisitions, net of cash acquired of $3,123 and zero, respectively	(38,739)	—
Net cash used in investing activities	(86,550)	(44,083)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	35,000	(83,000)
Payments on other debt	(6,602)	(9,367)
Payments of contingent consideration and hold back payments to acquisitions	(48,686)	(5,902)
Dividends paid to shareholders	(15,843)	(13,864)
Payments to noncontrolling interest	(8,268)	(3,600)
Capital contribution from noncontrolling interest	—	3,362
Tax payments related to issuance of restricted stock units	(4,456)	(5,413)
Payments of debt issuance costs	(35)	(1,819)
Net cash used in financing activities	(48,890)	(119,603)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(104)	(3,151)

Increase in cash, cash equivalents and restricted cash	51,240	17,560
Cash, cash equivalents and restricted cash, beginning of period	105,591	78,237
Cash, cash equivalents and restricted cash, end of period	$156,831	$95,797

Supplemental disclosures
Cash paid for interest	$8,436	$9,901
Cash paid for income taxes	$33,793	$25,076
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$1,814	$3,172
Acquisition of equipment through increase in accounts payable, net	$(2,515)	$(493)
Dividend declared but not paid	$18,694	$14,875

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative customer experience outcomes for many of the world’s most iconic and disruptive brands. Since its inception in 1982, the Company has been helping clients deliver frictionless customer experiences, strengthen their customer relationships, brand recognition and loyalty through personalized interactions, significantly improve their Net Promoter Score, and lower their total cost to serve by enabling and delivering simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 56,200 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, Hong Kong, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

TTEC Digital and TTEC Engage come together under our unified offering, Humanify® Customer Experience as a Service (“CXaas”), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of Customer Experience (“CX”) offerings, including omnichannel, messaging, artificial intelligence, machine learning, robotic process automation, analytics, cybersecurity, customer relationship management (“CRM”), knowledge management and journey orchestration.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Reclassifications

The Company has elected to modify the presentation of the proceeds and borrowings on the line of credit within the financing section of the Cash Flow Statement from a two-line presentation to a one-line net presentation. Prior period presentation has been modified to ensure consistency.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, primarily held in interest-bearing investment accounts, and liquid short-term investments which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$135,317	$82,407
Restricted cash included in "Prepaid and other current assets"	21,510	23,172
Restricted cash included in "Other noncurrent assets"	4	12
Total	$156,831	$105,591

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across eight investment-grade financial institutions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASC 326), which amends the methodology of how and when companies measure credit losses on financial instruments. The objective of the ASU is to provide financial statement users more useful information regarding expected credit losses on financial instruments and other commitments. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief” which amended the transition guidance for the new credit losses standard. The ASU is effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted, using a modified retrospective approach. The Company adopted the new guidance effective January 1, 2020 and the adoption did not have a material effect on the financial statements. See Note 4 for additional disclosures.

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

(2)ACQUISITIONS AND DIVESTITURES

Voice Foundry

On August 5, 2020, TTEC Digital, LLC, a subsidiary of the Company, closed the first phase of the acquisition of the Voice Foundry business by acquiring 100% of the business’s net assets in the U.S. and U.K., (the “VF US Transaction”). Voice Foundry is a preferred Amazon Connect cloud contact center service and implementation partner with approximately 60 employees in the U.S. and U.K. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $34.3 million. The VF US Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF US Transaction includes two contingent payments over the next two years with each payment having a maximum value of $7.4 million based on VF US’s EBITDA performance for 2020 and 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of September 30, 2020, with $7.4 million included in Other accrued expenses and $3.5 million included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Accounts receivable, net	$3,758
Prepaid and other assets	345
Tradename	400
Non-compete	150
Customer relationships	6,550
Goodwill	35,891
$47,094

Accounts payable	$289
Accrued employee compensation	741
Deferred revenue	170
$1,200

Total purchase price	$45,894

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of the valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

The VF US customer relationships and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF US acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF US are reported within the TTEC Digital segment from the date of acquisition.

A second phase of the Voice Foundry acquisition involves acquiring the Voice Foundry Australian and ASEAN businesses. The acquisition was cleared by the Australian Foreign Investment Review Board and is expected to close in early November 2020. TTEC Digital LLC expects to pay approximately $13.0 million at closing for the Australian and ASEAN business and up to an additional $4.4 million in contingent consideration over the next two years.

Serendebyte

On February 7, 2020, the Company acquired, through its subsidiary TTEC Digital LLC, 70% of the outstanding shares of capital stock of Serendebyte Inc., a Delaware corporation (“the Serendebyte Transaction”). Serendebyte is an autonomous customer experience and intelligent automation solutions provider with 125 employees based in India, the United States, and Canada. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition, for 70% of the outstanding shares of capital stock, was $9.0 million. The Serendebyte Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company finalized the net working capital adjustment for $0.8 million during the second quarter of 2020 which was paid by Serendebyte to TTEC Digital LLC in the second quarter of 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of the closing of the Serendebyte Transaction, Serendebyte’s founder and certain members of its management continued to hold the remaining 30% interest in Serendebyte, Inc. (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Serendebyte’s founder and the management team shall have an option to sell to TTEC Digital LLC and TTEC Digital LLC shall have an option to purchase the Remaining Interest at a purchase price equal to a multiple of Serendebyte’s adjusted trailing twelve month EBITDA for this particular acquisition. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 35%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $3.8 million and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

First Call Resolution

On October 26, 2019, the Company acquired, through its subsidiary TTEC Services Corporation (“TSC”), 70% of the outstanding membership interest in First Call Resolution, LLC (“FCR”), an Oregon limited liability company (“the FCR Transaction”). FCR is a customer care, social networking and business process solutions service provider with approximately 2,000 employees based in the U.S. The business has been integrated into the TTEC Engage segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $107.0 million, inclusive of $4.5 million related to cash balances, for the 70% membership interest in FCR. The FCR Transaction was subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The FCR Transaction included a contingent payment with a maximum value of $10.9 million based on FCR’s 2020 EBITDA performance. The Company finalized the working capital adjustment for $0.7 million during the first quarter of 2020 which was paid by FCR to TSC in March 2020.

As of the closing of the FCR Transaction, Ortana Holdings, LLC, an Oregon limited liability company (“Ortana”), owned by the FCR founders, continued to hold the remaining 30% membership interest in FCR (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Ortana shall have an option to sell to TSC and TSC shall have an option to purchase from Ortana the Remaining Interest at a purchase price equal to a multiple of FCR’s adjusted trailing twelve month EBITDA for this particular acquisition, and not to compete with the Company for a period of four years after the disposition of the Remaining Interest. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 19.6%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $48.3 million on the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Significant assumptions include a discount rate of 16.7%, expected forecast volatility of 20%, an equivalent metric risk premium of 15.1%, risk-free rate of 1.6% and a credit spread of 1.8%. Based on these, a $6.5 million expected future payment was calculated. As of the acquisition date, the present value of the contingent consideration was $6.1 million. During the first and second quarters of 2020, $3.3 million and $1.1 million of net benefits, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2020. The benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2020, the value of the contingent consideration was $1.8 million and was included in Other current liabilities in the accompanying Consolidated Balance Sheets.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2020 and 2019 noted above contributed revenues of $82.2 million and net income of $5.1 million, inclusive of $5.2 million of acquired intangible amortization, to the Company for the 2020.

The unaudited proforma financial results for the nine months ended  September 30, 2020 and 2019 combines the consolidated results of the Company, FCR, Serendebyte and Voice Foundry, assuming the acquisitions had been completed on January 1, 2019. The reported revenue and net income of $1,378.3 million and $74.2 million would have been $1,386.6 million and $76.7 million for the nine months ended September 30, 2020, respectively, on an unaudited proforma basis.

For 2019, the reported revenue and net income of $1,182.4 million and $48.9 million would have been $1,255.2 million and $62.1 million for the nine months ended September 30, 2019, respectively, on an unaudited proforma basis.

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

Dissolutions

In the ordinary course of business, the Company operates different legal entities around the globe that have functional currencies other than USD. From time to time, the Company liquidates some of the entities when they are no longer needed to operate its business, and also forms new entities to support the needs of the business. The liquidation proceedings may take different forms, take considerable amount of time, and may also result in losses or gains unrelated to operations. In the second quarter ended June 30, 2020, the Company exited a foreign subsidiary that resulted in a $2.5 million loss included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) from the realization of the Accumulated Other Comprehensive Income (Loss), which represents the Currency Translation Adjustment of the investment in the foreign subsidiary. Similarly, in the third quarter ended September 30, 2020, the Company exited two foreign subsidiaries that have ceased operations and therefore will be removed from the consolidated financial statements as of the reporting period ended September 30, 2020. As a result of the deconsolidation, a $17.4 million loss was included in Other income (expense), net in the Consolidated Statement of Comprehensive Income (Loss). The majority of this loss related to the realization of the Accumulated Other Comprehensive Income (Loss) balance which represents the Currency Translation Adjustment of the investment in the foreign subsidiaries. The operating income of these subsidiaries prior to dissolution was not material to the year-to-date consolidated results of the Company.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$76,571	$—	$76,571	$3,537	$13,043
TTEC Engage	416,409	—	416,409	15,985	40,356
Total	$492,980	$—	$492,980	$19,522	$53,399

Three Months Ended September 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$78,577	$43	$78,620	$2,512	$11,704
TTEC Engage	316,887	—	316,887	14,147	14,277
Total	$395,464	$43	$395,507	$16,659	$25,981

Nine Months Ended September 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$231,520	$(250)	$231,270	$10,103	$37,677
TTEC Engage	1,147,004	—	1,147,004	46,951	105,400
Total	$1,378,524	$(250)	$1,378,274	$57,054	$143,077

Nine Months Ended September 30, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$223,198	$(206)	$222,992	$8,055	$27,172
TTEC Engage	959,386	—	959,386	42,397	53,774
Total	$1,182,584	$(206)	$1,182,378	$50,452	$80,946

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Capital Expenditures
TTEC Digital	$1,635	$318	$6,961	$9,714
TTEC Engage	14,277	15,692	40,866	34,724
Total	$15,912	$16,010	$47,827	$44,438

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2020	December 31, 2019
Total Assets
TTEC Digital	$283,792	$238,081
TTEC Engage	1,193,228	1,138,707
Total	$1,477,020	$1,376,788

	September 30, 2020	December 31, 2019
Goodwill
TTEC Digital	$111,382	$66,275
TTEC Engage	233,737	235,419
Total	$345,119	$301,694

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
United States	$346,095	$240,863	$936,079	$713,561
Philippines	82,147	89,876	252,520	274,456
Latin America	23,550	24,454	72,002	73,645
Europe / Middle East / Africa	20,772	15,187	55,077	46,838
Asia Pacific / India	14,483	14,733	43,377	41,713
Canada	5,933	10,394	19,219	32,165
Total	$492,980	$395,507	$1,378,274	$1,182,378

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2020. This client operates in the financial services industry and is included in the TTEC Engage segment. This client contributed 11.8% and 3.4% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company had no clients that contributed in excess of 10% of total revenue for the nine months ended September 30, 2019. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2020.

In connection with the implementation of ASC 326 as of January 1, 2020, the Company analyzed the prior history of credit losses on revenue for TTEC as a whole and separately for each of the two segments. Based on this evaluation, no modification to the allowance for credit losses balance was necessary as of the implementation date. At the end of each quarter beginning with March 31, 2020, an allowance for credit losses will be calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three year period and recorded in the income statement. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$5,795	$5,495	$5,452	$5,592
Provision for credit losses	44	—	563	—
Uncollectible receivables written-off	(806)	(1,701)	(939)	(1,716)
Effect of foreign currency	24	(13)	(19)	(95)
Balance, end of period	$5,057	$3,781	$5,057	$3,781

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of September 30, 2020 and December 31, 2019, TTEC had approximately $2.7 million in pre-petition accounts receivables exposure related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide post-petition services to Sears and has assessed these receivables for collection risk and has determined that these will be collectible.

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

As of September 30, 2020, the Company had factored $51.5 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of September 30, 2020, the Company had collected $21.5 million of cash from customers which had not been remitted to the Bank. The unremitted cash is Restricted Cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of September 30, 2020 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2019	Adjustments	Impairments	Currency	2020

TTEC Digital	$66,275	$44,924	—	183	$111,382
TTEC Engage	235,419	(254)	—	(1,428)	233,737
Total	$301,694	$44,670	$—	$(1,245)	$345,119

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2020, the Company assessed whether any such indicators of impairment existed and concluded there were none.

During the third quarter of 2020, the Company reassessed the reporting units within the TTEC Digital segment based on a reorganization of the reporting structure within this segment. The Company has changed how it views the components within the segment as the business has evolved and multiple recent acquisitions have been incorporated. After evaluation, the Company will maintain two reporting units within TTEC Digital but these include different components than previously included. Given the change in reporting units, the Company conducted an impairment test before and after the change, and it was concluded that the fair value of the reporting units exceeded the carrying value on both testing dates. With the change in reporting units, the Company performed a relative fair value valuation calculation to allocate the Company’s historical goodwill between the two reporting units based on the shift in components. The resulting reallocation of goodwill was not material.

Other Intangible Assets

During the second quarter of 2019, the Company identified negative indicators such as lower financial performance for the rogenSi component of the TTEC Digital segment, thus an interim impairment analysis was completed. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property, and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset. At December 31, 2019 and September 30, 2020, the Company reviewed the evaluation completed as of June 30, 2019, and noted no material changes, thus no additional impairment was required.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2020, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands and net of tax):

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Aggregate unrealized net gain/(loss) at beginning of period	$163	$(765)	$4,182	$(8,278)
Add: Net gain/(loss) from change in fair value of cash flow hedges	3,420	1,695	(767)	11,791
Less: Net (gain)/loss reclassified to earnings from effective hedges	515	(793)	683	(3,376)
Aggregate unrealized net gain/(loss) at end of period	$4,098	$137	$4,098	$137

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2020 and December 31, 2019 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2020	Amount	Amount		12 months	Through
Canadian Dollar	3,500	$2,646		100.0%	July 2021
Philippine Peso	6,565,000	125,887	(1)	56.8%	July 2023
Mexican Peso	1,115,500	50,441		53.0%	July 2023
		$178,974

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2020 and December 31, 2019.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2020 and December 31, 2019 the total notional amounts of the Company’s forward contracts used as fair value hedges were $32.8 million and $64.5 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,500	$132
Other long-term assets	3,279	—
Other current liabilities	(1,230)	(15)
Other long-term liabilities	(974)	—
Total fair value of derivatives, net	$5,575	$117

	December 31, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,467	$205
Other long-term assets	3,525	—
Other current liabilities	(1,223)	(107)
Other long-term liabilities	(95)	—
Total fair value of derivatives, net	$5,674	$98

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$515	$(793)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$706	$(1,087)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$305	$57

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$683	$(3,376)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$936	$(4,625)

	Nine Months Ended September 30,
	2020	2019

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(38)	$(1,160)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following presents information as of September 30, 2020 and December 31, 2019 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2020, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2020 and December 31, 2019, the Company had $325.0 million and $290.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the third quarter of 2020 outstanding borrowings accrued interest at an average rate of 1.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2020, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2020 and December 31, 2019 (in thousands):

As of September 30, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$5,575	$—	$5,575
Fair value hedges	—	117	—	117
Total net derivative asset (liability)	$—	$5,692	$—	$5,692

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$5,674	$—	$5,674
Fair value hedges	—	98	—	98
Total net derivative asset (liability)	$—	$5,772	$—	$5,772

The following is a summary of the Company’s fair value measurements as of September 30, 2020 and December 31, 2019 (in thousands):

As of September 30, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$5,692	$—
Total assets	$—	$5,692	$—

Liabilities
Deferred compensation plan liability	$—	$(21,166)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(12,728)
Total liabilities	$—	$(21,166)	$(12,728)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$5,772	$—
Total assets	$—	$5,772	$—

Liabilities
Deferred compensation plan liability	$—	$(20,370)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(6,134)
Total liabilities	$—	$(20,370)	$(6,134)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Contingent Consideration - The Company recorded contingent consideration related to the acquisition of FCR and VF US. The contingent payable for FCR was recognized at fair value using a discounted cash flow approach and a discount rate of 16.7%. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The measurements were based on significant inputs not observable in the market. The Company will record interest expense each quarter using the effective interest method until the future value of these contingent payments reaches the expected total future value.

During the first and second quarters of 2020, the Company recorded fair value adjustments to the contingent consideration associated with the FCR acquisition based on decreased estimates of EBITDA which caused the estimated payable to decrease. Accordingly, a $3.3 million decrease and a $1.1 million decrease to the payable were recorded as of March 31, 2020 and June 30, 2020, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2020, the expected future contingent consideration for FCR is $1.8 million.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2019	Acquisitions	Payments	Adjustments	2020

FCR	$6,134	$—	$—	$(4,349)	$1,785
VF US	—	10,943	—	—	10,943
Total	$6,134	$10,943	$—	$(4,349)	$12,728

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes various provisions designed to support corporations and reduce the impact of COVID-19 pandemic on their liquidity including provisions relating to payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our third quarter income tax provision, deferred tax assets and liabilities, or related taxes payable. We are continuing to assess the future implications of these provisions within the CARES Act but do not expect there to be a material impact on our financial statements at this time.

As of September 30, 2020, the Company had $14.6 million of gross deferred tax assets (after a $17.2 million valuation allowance) and a net deferred tax asset of $5.3 million (after deferred tax liabilities of $9.3 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with ASC 740, during the third quarter of 2020 the Company recorded a liability of $1.7 million related to an uncertain tax position.

The effective tax rate for the three and nine months ended September 30, 2020 was 25.9% and 26.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 20.6% and 27.0%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2016 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, Canada for tax years 2009, 2010 and 2018, the Philippines for tax year 2018, and the state of New York for tax years 2015 through 2017. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2020 and 2022. The aggregate effect on income tax expense for the three months ended September 30, 2020 and 2019 was approximately $1.1 million and $2.4 million benefit, respectively, which had an impact on diluted net income per share of $0.02 and $0.05, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2020 and 2019 was approximately $2.2 million and $6.4 million, respectively, which had a favorable impact on diluted net income per share of $0.05 and $0.14, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During 2020 and 2019, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Reduction in force
TTEC Digital	$347	$90	$668	$90
TTEC Engage	—	—	239	770
Total	$347	$90	$907	$860

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Facility exit and other charges
TTEC Digital	$90	$8	$90	$8
TTEC Engage	796	85	1,567	704
Total	$886	$93	$1,657	$712

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2019	$251	$74	$325
Expense	907	1,657	2,564
Payments	(1,066)	(1,147)	(2,213)
Change due to foreign currency	(14)	(5)	(19)
Change in estimates	(78)	—	(78)
Balance as of September 30, 2020	$—	$579	$579

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

During the second quarter of 2020, a $2.9 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third quarter, $0.5 million was paid and $0.1 million of additional expense was recorded. The accrual is expected to be paid or extinguished during the next six months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the annual recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2020 the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $0.9 million and $1.6 million, respectively, for the TTEC Digital segment. During the three and nine months ended September 30, 2019, the Company recognized impairment losses related to leasehold improvement assets and right of use lease assets of zero and $2.6 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2020 and December 31, 2019, the Company had borrowings of $325.0 million and $290.0 million, respectively, under its Credit Agreement, and its average daily utilization was $597.9 million and $314.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company had increased borrowings under the Credit Agreement from March 30, 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings have been repaid. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $570 million as of September 30, 2020. As of September 30, 2020, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2020, outstanding letters of credit under the Credit Agreement totaled $2.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2020, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.4 million.

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

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Location in Statements of	Three Months Ended September 30,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,933	$1,855
Interest on lease liabilities - finance leases	Interest expense	49	43
Operating lease cost (cost resulting from lease payments)	Cost of services	11,446	10,910
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	530	551
Operating lease cost (cost resulting from lease payments)	Restructuring	261	—
Operating lease cost	Impairment	948	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	310	242
Short-term lease cost	Cost of services	1,029	1,107
Variable lease cost (cost excluded from lease payments)	Cost of services	(1)	—
Less: Sublease income	Selling, general and administrative	(220)	(126)
Less: Sublease income	Other income (expense), net	(676)	(496)
Total lease cost		$15,609	$14,086

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Location in Statements of	Nine Months Ended September 30,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$5,777	$5,260
Interest on lease liabilities - finance leases	Interest expense	157	83
Operating lease cost (cost resulting from lease payments)	Cost of services	35,126	34,256
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,493	3,181
Operating lease cost (cost resulting from lease payments)	Restructuring	697	—
Operating lease cost	Impairment	1,456	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	839	726
Short-term lease cost	Cost of services	2,909	3,419
Variable lease cost (cost excluded from lease payments)	Cost of services	(285)	—
Less: Sublease income	Selling, general and administrative	(614)	(319)
Less: Sublease income	Other income (expense), net	(1,788)	(1,488)
Total lease cost		$45,767	$45,118

Other supplementary information for the three and nine months ended September 30, 2020 and 2019, are as follows (dollar values in thousands):

	Three Months Ended September 30,
	2020	2019
Finance lease - operating cash flows	$17	$43
Finance lease - financing cash flows	$2,143	$2,111
Operating lease - operating cash flows (fixed payments)	$13,824	$12,185
New ROU assets - operating leases	$—	$1,301
Modified ROU assets - operating leases	$111	$18,807
New ROU assets - finance leases	$1,464	$1,886

	Nine Months Ended September 30,
	2020	2019
Finance lease - operating cash flows	$53	$83
Finance lease - financing cash flows	$6,010	$8,096
Operating lease - operating cash flows (fixed payments)	$41,241	$38,260
New ROU assets - operating leases	$6,795	$8,358
Modified ROU assets - operating leases	$6,332	$42,008
New ROU assets - finance leases	$2,292	$6,133

	September 30, 2020	December 31, 2019
Weighted average remaining lease term - finance leases	2.62 years	2.91 years
Weighted average remaining lease term - operating leases	3.86 years	4.27 years
Weighted average discount rate - finance leases	1.57%	1.43%
Weighted average discount rate - operating leases	6.97%	7.22%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating and financing lease right-of-use assets and lease liabilities within the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

Description	Location in Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$132,571	$150,808
Finance lease assets	Property, plant and equipment, net	14,530	18,016
Total leased assets		$147,101	$168,824

Liabilities
Current
Operating	Current operating lease liabilities	$44,181	$45,218
Finance	Other current liabilities	6,757	7,470
Non-current
Operating	Non-current operating lease liabilities	106,921	127,395
Finance	Other long-term liabilities	6,040	8,896
Total lease liabilities		$163,899	$188,979

The future minimum operating lease and finance lease payments required under non-cancelable leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

September 30, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,934	$(3,443)	$6,808
Year 2	46,728	(3,455)	3,552
Year 3	36,717	(3,293)	1,849
Year 4	19,229	(2,852)	852
Year 5	10,247	(2,940)	13
Thereafter	9,362	(1,225)	—
Total minimum lease payments	$174,217	$(17,208)	$13,074
Less imputed interest	(23,115)		(277)
Total lease liability	$151,102		$12,797

December 31, 2019

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$54,903	$(2,976)	$7,594
Year 2	47,892	(621)	5,587
Year 3	43,590	(345)	2,139
Year 4	28,124	(201)	1,109
Year 5	14,494	—	331
Thereafter	14,734	—	—
Total minimum lease payments	$203,737	$(4,143)	$16,760
Less imputed interest	(31,124)		(394)
Total lease liability	$172,613		$16,366

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In 2008, the Company sub-leased one of its customer delivery centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income will be recognized on a straight-line basis over the term of the sub-lease through 2026. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ends May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ends July 31, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ends June 14, 2023.

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019

Deferred revenue	$15,359	$23,142
Deferred compensation plan	21,166	20,370
Other	33,667	36,129
Total	$70,192	$79,641

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Nine Months Ended September 30,
	2020	2019
Noncontrolling interest, January 1	$13,186	$7,677
Net income attributable to noncontrolling interest	6,381	5,168
Dividends distributed to noncontrolling interest	(6,740)	(3,600)
Equity contribution	—	3,362
Foreign currency translation adjustments	(65)	(185)
Noncontrolling interest, September 30	$12,762	$12,422

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	(2,573)	11,791	201	9,419
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,376)	(147)	(3,523)
Net current period other comprehensive income (loss)	(2,573)	8,415	54	5,896

Accumulated other comprehensive income (loss) at September 30, 2019	$(116,741)	$137	$(2,096)	$(118,700)

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(9,709)	(767)	772	(9,704)
Amounts reclassified from accumulated other comprehensive income (loss)	19,619	683	(396)	19,906
Net current period other comprehensive income (loss)	9,910	(84)	376	10,202

Accumulated other comprehensive income (loss) at September 30, 2020	$(97,570)	$4,098	$(2,560)	$(96,032)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2020	2019	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$706	$(1,087)	Revenue
Tax effect	(191)	294	Provision for income taxes
	$515	$(793)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(147)	$(55)	Cost of services
Tax effect	15	6	Provision for income taxes
	$(132)	$(49)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2020	2019	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$936	$(4,625)	Revenue
Tax effect	(253)	1,249	Provision for income taxes
	$683	$(3,376)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(441)	$(165)	Cost of services
Tax effect	45	18	Provision for income taxes
	$(396)	$(147)	Net income (loss)

(15)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Shares used in basic earnings per share calculation	46,732	46,481	46,617	46,335
Effect of dilutive securities:
Restricted stock units	299	287	268	358
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	299	287	268	358
Shares used in dilutive earnings per share calculation	47,031	46,768	46,885	46,693

For the three months ended September 30, 2020 and 2019, there were no restricted stock units (“RSUs”) outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, there were RSUs of 167 thousand and 20 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2020 and 2019, the Company recognized total equity-based compensation expense of $3.5 million and $9.5 million and $3.1 million and $9.7 million, respectively. Of this total compensation expense, $1.3 million and $3.4 million were recognized in Cost of services and $2.2 million and $6.1 million were recognized in Selling, general and administrative during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company recognized compensation expense of $1.0 million and $3.7 million in Cost of services and $2.1 million and $6.0 million in Selling, general and administrative, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the nine months ended September 30, 2020 and 2019, the Company granted 539,697 and 101,909 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $3.1 million and $8.5 million for the three and nine months ended September 30, 2020, respectively. The Company recognized compensation expense related to RSUs of $2.5 million and $8.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was approximately $26.7 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020, 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2020. The Company recognized compensation expense related to PRSUs of $0.6 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

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

(17)RELATED PARTY

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2020 and 2019, the Company expensed $0.3 million and $0.8 million, respectively, to Avion and Airmax for services provided to the Company. There were $50 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2020.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During the nine months ended September 30, 2020 and 2019, the Company purchased zero and $50 thousand, respectively, of software from CaféX.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a joint venture. During the nine months ended September 30, 2020 and 2019, the Company recorded revenue of $2.4 million and $4.0 million, respectively, in connection with work performed through the joint venture.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a leading global customer experience technology and services company focused on the design, implementation and delivery of transformative customer experience outcomes for many of the world’s most iconic and disruptive brands. Since our inception in 1982, we have been helping clients deliver frictionless customer experiences, strengthen their customer relationships, brand recognition and loyalty through personalized interactions, significantly improve their Net Promoter Score, and lower their total cost to serve by enabling and delivering simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle.

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

Although our business began to experience the effects of COVID-19 at the end of the first quarter 2020, our rapid implementation of business continuity plans and our geographic diversification of delivery centers allowed us to mitigate potentially more severe impacts. Through the period ended September 30, 2020 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. Despite 20% of our business being comprised of clients in industries that have been negatively impacted by the COVID-19 pandemic, i.e. automotive, retail and travel and hospitality, the September 30, 2020 year to date revenue derived from these clients has increased approximately 15% over the prior year period. We have also seen significant surge volumes from commercial and public sector clients who have realized spikes in customer, patient and citizen engagement related to COVID-19 which has contributed an approximate 11% of the total year to date revenue for 2020. While we expect this positive trend to continue for the remainder of 2020, there is uncertainty about our COVID-19 surge volumes and our non-COVID-19 related business beyond 2020. Additionally, we cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from those of our delivery sites that could not be replaced with work from home delivery, arbitrary lockdown decisions in some jurisdictions where we do business may impact our offshore delivery capability with little notice, thus potentially impacting our results of operations in the future.

In March 2020, we launched multiple cost reduction, optimization, and liquidity preservation initiatives to align our expenses with anticipated changes in revenue and increased costs related to COVID-19 pandemic and government mandated restriction measures. These initiatives included freezes on hiring, cuts in non-essential spending, reduction and deferral in spend on third-party service providers and vendors, suspension of merit increases, contributions to tax deferred saving plans and other retirement plans, where permitted by law, suspension of some incentive programs, staff reductions and furloughs in markets where that option is available. We also intensified our cash flow discipline, including working capital management,  deferral of  capital expenditures, where possible, and engaged in negotiations for rent abatement and deferral for those facilities that we are unable to use during the government restrictions related to the COVID-19 pandemic. We also took steps to strengthen our financial position during this period of heightened uncertainty including a proactive draw down on our line of credit in late March 2020, which was subsequently repaid in September 2020. Our results of operations for the first three quarters of 2020 is permitting us to reverse some of these decisions, and we are resuming strategic hiring on a limited basis, returning furloughed employees to work where it is possible, and reinstating certain incentive plans. In light of the continued COVID-19 related uncertainties, however, we remain vigilant in our cost management. With the greater adoption of our work at home solution during the COVID-19 pandemic, we are also reviewing our global real estate footprint and working to balance our commitments to physical facilities around the globe against evolving client preferences with respect to traditional physical delivery centers and work from home delivery.

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

TTEC Digital and TTEC Engage come together under our unified offering, Humanify® Customer Experience as a Service ("CXaas"), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of Customer Experience ("CX") offerings, including omnichannel, messaging, artificial intelligence, machine learning, robotic process automation, analytics, cybersecurity, customer relationship management ("CRM"), knowledge management and journey orchestration. Our end-to-end platform differentiates us from many competitors by combining design, strategic consulting, best in class technology, data analytics, process optimization, system integration and operational excellence. This unified offering is value-oriented, outcome-based and delivered to large enterprise and governments on a global basis at scale.

Our revenue for the three months ended September 30, 2020 was $493.0 million. Approximately $416.4 million, or 84%, came from our TTEC Engage segment and $76.6 million, or 16%, came from our TTEC Digital segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights, and technology-enabled, outcome-focused services.

We also invest to expand our geographic footprint, broaden our product and service capabilities, increase our global client base and industry expertise, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including an acquisition in the third quarter of 2020 of a U.S. based preferred Amazon Connect cloud contact center service provider, an acquisition in the first quarter of 2020 of a U.S. based autonomous customer experience and intelligent automation solutions provider and an acquisition in the fourth quarter of 2019 of a U.S. based provider of customer care, social media community management, content moderation, technical support and business process solutions.

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

Financial Highlights

In the third quarter of 2020, our revenue increased $97.5, or 24.6%, to $493.0 million over the same period in 2019 including an increase of $2.0 million, or 0.5%, due to foreign currency fluctuations. The increase in revenue was comprised of a $99.5 million, or 31.4%, increase for TTEC Engage offset by a $2.0 million, or 2.6%, decrease for TTEC Digital.

Our third quarter 2020 income from operations increased $27.4 million, or 105.5%, to $53.4 million or 10.8% of revenue, compared to $26.0 million or 6.6% of revenue in the third quarter of 2019. The change in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income expanded with an 11.4% improvement over the same period last year primarily on the growth of its higher margin cloud business. The TTEC Engage operating income increased 182.7% compared to the prior year quarter based on the increase in revenue including, but not limited to, the acquisition of FCR and significant surge volumes in our commercial and public sector clients experiencing spikes in customer interactions related to COVID-19.

Income from operations in the third quarter of 2020 and 2019 included $2.2 million and $0.2 million of restructuring and integration charges and asset impairments, respectively.

Our offshore customer engagement centers serve clients based in the U.S. and in other countries spanning six countries with 23,000 workstations, representing 53% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 26% of our revenue for the third quarter of 2020, as compared to 34% of our revenue for the corresponding period in 2019.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2020, the total production workstations for our TTEC Engage segment was 42,996 and the overall capacity utilization in our centers was 58% versus 70% in the prior year period. The utilization is lower than the previous year primarily due to COVID-19 protocols requiring the distancing of associates which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 21,850, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 113%.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2020 and 2019 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$76,571	$78,620	$(2,049)	(2.6)%
Operating Income	13,043	11,704	1,339	11.4%
Operating Margin	17.0%	14.9%

The decrease in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the acquisitions of Serendebyte and Voice Foundry US during 2020, offset by reductions in the legacy facility based training business and the middle east consulting practice, both of which the Company has exited. Within the core Digital business and excluding a large multi-year term government contract, for the quarters ended September 30, 2020 and 2019 revenue from the cloud offering represented $20.0 million and $16.5 million, respectively, and the systems integration offering represented $10.8 million and $13.2 million, respectively.

The operating income expansion is primarily attributable to the continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue as well as the exit of the less profitable facilities based training and middle east consulting practices. The operating income as a percentage of revenue increased to 17.0% in the third quarter of 2020 as compared to 14.9% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $0.8 million and $0.6 million for the quarters ended September 30, 2020 and 2019, respectively.

TTEC Engage

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$416,409	$316,887	$99,522	31.4%
Operating Income	40,356	14,277	26,079	182.7%
Operating Margin	9.7%	4.5%

The increase in revenue for the TTEC Engage segment was due to a net increase of $120.3 million in client programs including the acquisition of FCR in the fourth quarter of 2019 and certain surge programs for several clients in connection with the COVID-19 pandemic, offset by a decrease for program completions of $22.7 million and a $1.9 million increase due to foreign currency fluctuations.

The operating income increased in line with improved revenue including the acquisition of FCR as well as continued improved profitability in our @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth portfolios, offset by increases in amortization for acquired intangibles. Partially offsetting these increases was a net $1.7 million in restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 9.7% in the third quarter of 2020 as compared to 4.5% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $3.3 million and $2.0 million for the quarters ended September 30, 2020 and 2019, respectively.

Interest Income (Expense)

For the three months ended September 30, 2020 interest income increased to $0.6 million from $0.5 million in the same period in 2019. Interest expense decreased to $2.8 million during 2020 from $4.0 million during 2019 due to higher utilization of the line of credit, offset by lower interest rates and a $0.8 million decrease in the charge related to the future purchase of the remaining 30% interest in Motif versus the prior year period, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the three months ended September 30, 2020 Other income (expense), net decreased to net expense of $18.7 million from net income of $2.7 million during the prior year quarter.

Included in the three months ended September 30, 2020 was a $17.4 million expense related to the deconsolidation of two subsidiaries and the removal of the related Currency Translation Adjustment (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the three months ended September 30, 2019 was a $1.4 million gain on recovery of receivables in connection with the Consulting business that was wound down, and a $0.7 million gain on the sale of trademarks.

Income Taxes

The effective tax rate for the three months ended September 30, 2020 was 25.9%. This compares to an effective tax rate of 20.6% for the comparable period of 2019. The effective tax rate for the three months ended September 30, 2020 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without $2.5 million benefit related to the deconsolidation of a subsidiary, a $0.6 million benefit related to restructuring, $1.9 million of expense related to tax contingencies, and $0.1 million of other expense, the Company’s effective tax rate for the third quarter of 2020 would have been 18.3%.

Results of Operations

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2020 and 2019 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$231,270	$222,992	$8,278	3.7%
Operating Income	37,677	27,172	10,505	38.7%
Operating Margin	16.3%	12.2%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract and the acquisitions of Serendebyte and Voice Foundry US during 2020, offset by reductions in the legacy facility based training business and the middle east consulting practice, both of which the Company has exited. Within the core Digital business and excluding the large multi-year government contract, for the nine months ended September 30, 2020 and 2019, revenue from the cloud offering represented $58.3 million and $43.3 million, respectively, and the systems integration offering represented $36.4 million and $33.6 million, respectively.

The operating income expansion is primarily attributable to the increased revenue and continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue, as well as the exit of the less profitable facilities based training and middle east consulting practices. The operating income increase was offset by a $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment (See Part I. Item 1. Financial Statements, Notes 5 and 9 to the Consolidated Financial Statements) recorded during 2019. The operating income as a percentage of revenue increased to 16.3% for the nine months ended September 30, 2020 as compared to 12.2% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $1.9 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$1,147,004	$959,386	$187,618	19.6%
Operating Income	105,400	53,774	51,626	96.0%
Operating Margin	9.2%	5.6%

The increase in revenue for the TTEC Engage segment was due to a net increase of $265.1 million in client programs including the acquisition of FCR in the fourth quarter of 2019 and certain surge programs for several clients in connection with the COVID-19 pandemic, offset by a decrease for program completions of $75.2 million and a $2.6 million decrease due to foreign currency fluctuations.

The operating income increased in line with improved revenue including the acquisition of FCR as well as continued improved profitability in our @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth portfolios, offset by increases in amortization for acquired intangibles. Partially offsetting these increases was a net $2.8 million in restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1, Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 9.2% for the nine months ended September 30, 2020 as compared to 5.6% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $9.9 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2020 interest income increased to $1.4 million from $1.3 million in the same period in 2019. Interest expense increased to $15.5 million during 2020 from $13.5 million during 2019 due to higher utilization of the line of credit offset by lower interest rates, and a $3.9 million increase period over period in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the nine months ended September 30, 2020 Other income (expense), net decreased to net expense of $17.0 million from net income of $5.4 million during the prior year quarter.

Included in the nine months ended September 30, 2020 was a $4.4 million benefit related to the fair value adjustments of contingent consideration for an acquisition, offset by a $19.9 million expense related to the deconsolidation of three subsidiaries and the related removal of the Currency Translation Adjustments (see Part I. Item 1. Financial Statements, Notes 2 and 7 to the Consolidated Financial Statements).

Included in the nine months ended September 30, 2019 was a $2.4 million benefit related to the fair value adjustment of contingent consideration for an acquisition, a $1.4 million gain on recovery of receivables in connection with the Consulting business that was wound down, and a $0.7 million gain on the sale of trademarks.

Income Taxes

The effective tax rate for the nine months ended September 30, 2020 was 26.5%. This compared to an effective tax rate of 27.0% for the comparable period of 2019. The effective tax rate for the nine months ended September 30, 2020 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. Without a $1.0 million benefit from restructuring expenses, $0.5 million of expense related to provision to return adjustments, a $0.6 million benefit related to changes in valuation allowances, $1.2 million of expense related to changes to contingent consideration, a $2.5 million benefit related to the deconsolidation of subsidiaries, $2.2 million of expense related to tax contingencies, and $0.1 million of other expense, the Company’s effective tax rate for the 2020 would have been 21.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2020, we generated positive operating cash flows of $186.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on concentrating and safeguarding our global cash and cash equivalents. The majority of our cash is in U.S. dollars, primarily held in the U.S. and to a lesser extent outside of the U.S., in addition to cash held in local currencies of our foreign subsidiaries. We expect to use our cash to support working capital, global operations and strategic investments. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners and utilization of diversified, high quality investments.

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

During the first quarter 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity during the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. During September 2020, this additional borrowing was repaid. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2020 and 2019.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $135.3 million and $82.4 million as of September 30, 2020 and December 31, 2019, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash flows provided by operating activities was $186.8 million and $184.4 million, respectively. The increase is primarily due to a $55.0 million increase in net cash income from operations offset by a $52.6 million reduction in net working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 and 2019, net cash flows used in investing activities was $86.6 million and $44.1 million, respectively. The increase was due to a $3.4 million increase in capital expenditures and a $38.7 million increase related to acquisitions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020 and 2019, net cash flows used in financing activities was $48.9 million and $119.6 million, respectively. The change in net cash flows from 2019 to 2020 was primarily due to a $118.0 million net million additional draw on the line of credit, offset by a $42.8 million increase related to payments of contingent consideration and hold-back payments related to several acquisitions.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased slightly for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in net cash from operations offset by a decrease in working capital and higher outflow related to capital expenditures. Free cash flow was $139.0 million and $140.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$81,506	$63,131	$186,784	$184,397
Less: Purchases of property, plant and equipment	15,912	16,010	47,827	44,438
Free cash flow	$65,594	$47,121	$138,957	$139,959

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2019 Form 10-K filing on March 4, 2020 through the filing of this report.

Future Capital Requirements

We currently expect total capital expenditures in 2020 to be between $58 million and $62 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2020 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2020, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 42.6% and 37.1% of our consolidated revenue for the three months ended September 30, 2020 and 2019, respectively and 39.1% and 36.9% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. We have had long-term relationships with our top five Engage clients, ranging from 14 to 21 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2020, we had $325.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2020, interest accrued at a rate of approximately 1.3% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2020 and 2019, revenue associated with this foreign exchange risk was 18% and 22% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2020 and December 31, 2019 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2020	Amount	Amount		12 months	Through
Canadian Dollar	3,500	2,646		100.0%	July 2021
Philippine Peso	6,565,000	125,887	(1)	56.8%	July 2023
Mexican Peso	1,115,500	50,441		53.0%	July 2023
		$178,974

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2020 and December 31, 2019.

The fair value of our cash flow hedges as of September 30, 2020 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2020	Next 12 Months
Canadian Dollar	$(17)	$(17)
Philippine Peso	7,644	4,420
Mexican Peso	(2,052)	(1,133)
	$5,575	$3,270

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2019 reflects changes in the currency translation between the U.S dollar and Mexican Peso.

We recorded net gains (losses) of $0.9 million and ($4.6) million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2020 and 2019, respectively. These gains (losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2020 and 2019, approximately 14% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2020 or December 31, 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. These restrictions eased during the summer of 2020, but recent increases in the rates of COVID-19 infections around the globe and in countries where TTEC does business are leading to reinstatements of many of the restrictions that we experienced earlier in the year. While we are unable to accurately predict the full impact that COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and its containment measures, our compliance with these measures will continue to impact our day-to-day operations and disrupt our business.

We have experienced temporary suspension of operations in many of our TTEC Engage customer experience delivery sites as a result of COVID-19 pandemic and related government-mandated restrictions. To support the health and well-being of our employees and communities and to provide a stable service delivery platform to our clients, we transitioned as many employees as was reasonably possible to our work from home environment during March and April 2020; many of those employees continue to work from home and most of the new employees we hire are hired to work from home. Such large-scale rapid transition resulted in certain inefficiencies, additional costs unlikely to be recouped from our clients, and heightened cybersecurity, regulatory compliance, and fraud risks. While to date we have been able to manage these risk and costs effectively, there can be no assurance that we will continue to be able to do that on a going forward basis and this could have a material adverse effect on our business, financial condition and results of operations.

The social distancing rules and other government mandates that continue during the sustained pandemic impacted the structure and configuration of our large-scale facilities, like our customer experience delivery centers, where employees work in close proximity. These new regulatory requirements forced TTEC to make investments to reconfigure our existing customer experience centers and to accept lower capacity utilization than the utilization priced under our multi-year contracts. If we are unable to renegotiate our contracts to recoup these additional costs, manage these costs by continuing to maintain a large work at home delivery platform, or adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations. While we have been able to manage these adverse impacts year to date, there can be no assurance that we will continue to be able to manage them, especially given the additional government imposed restrictions and regulations that are likely because of the recent increases in COVID-19 infection rates.

The COVID-19 pandemic and government-mandated restrictions on business adopted to contain it, is resulting in what is likely to be an extended global economic downturn, which could affect demand for our services and impact our results of operations and financial condition, even after the pandemic is contained and the business restrictions are lifted.

Although COVID-19 pandemic disruptions did not have a material adverse impact on our financial results for the first three quarters of fiscal 2020, there can be no assurances that we will not experience such impacts through the end of 2020 and beyond. Due to the evolving and highly uncertain nature of the global response to the COVID-19 pandemic, we cannot predict at this time the full extent to which the pandemic will adversely impact our business, results of operations and financial condition, which will depend on many factors that are not known at this time.

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

Our ability to recruit, hire, and retain qualified employees at a price point acceptable to our clients may be impacted by the COVID-19 pandemic and by government pandemic recovery measures such as enhanced unemployment benefits.

Our business is labor intensive and our ability to recruit and hire employees with the right skills, at the right price point is critical to meeting our contractual commitments and attaining our growth objective. We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. The inability of some of our employees in some parts of the world to work from home resulted in the need to transition some of our service delivery to other jurisdictions where work from home is easier to facilitate, which further increases our need to rapidly hire qualified employees. In the second quarter of 2020, the U.S. and other governments in jurisdictions where we hire employees adopted pandemic recovery measures aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Some of these recovery measures have now expired, but may be reinstated by governments as the COVID-19 pandemic continues and the rates of infection grow. The individuals who benefit from these income support measures may be attractive employment prospects for TTEC, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire, if they continue into the future, may exceed local prevailing wages and may make it more difficult for us to hire a sufficient number of employees to support our contractual commitments or may result in higher costs, lower contract profitability, higher turnover and reduced operational efficiencies, which could, in the aggregate, have a material adverse impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2020, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three or nine months ended September 30, 2020. As of September 30, 2020, the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 4, 2020	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer