Form 10-K
period 2020-12-31
TTEC Holdings, Inc.
filed 2021-03-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were 46,682,482 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $842,455,243 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 24, 2021, there were 46,739,315 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2021 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2020 FORM 10-K

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in the section of this report entitled “Risk Factors”. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, are the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; our dependance on 3rd parties for our cloud solutions, the impact of COVID-19 on our business and our clients’ business, risks inherent in our rapid transition to a work from home environment, the risk of accurately forecasting demand and the impact of such forecasts on our capacity utilization; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risks related to our technology, including cybersecurity, the reliability of our information technology infrastructure and our ability to consistently deliver uninterrupted service to our clients; the risk related to our international operations; the risks related to legal impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws and healthcare, financial and public sector specific regulations, our ability to comply with these laws timely, and cost of wage and hour litigation in the United States; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”). We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.

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

ii

PART I

ITEM 1.

BUSINESS

Our Business

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle.

Our CXaaS solutions enhance our clients’ customers experience and help differentiate our clients from their competition.

In the fast expanding direct-to-customer ("DTC") channel where experiences are everything, enterprises must become increasingly more customer-centric, virtualized and digitally enabled to acquire, grow and maintain customers. Our mission is to enable and accelerate our clients' path to virtual and digital transformation. We are focused on improving the experience of our clients' customers by leveraging existing and emerging technologies — cloud, omnichannel, analytics, artificial intelligence ("AI"), machine learning ("ML"), robotic process automation ("RPA"), and real-time conversational messaging.

The Company reports its financial information based on two segments:  TTEC Digital and TTEC Engage.

●	TTEC Digital provides the CX technology services and platforms to support our clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, inclusive of fully integrating, orchestrating, and administrating highly scalable, feature-rich CX technology applications.
●	TTEC Engage provides the CX managed services to support our clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® Customer Experience as a Service ("CXaaS"), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, ML, RPA, analytics, cybersecurity, customer relationship management ("CRM"), knowledge management, journey orchestration and traditional voice solutions. Our end-to-end platform differentiates us from many competitors by combining design, strategic consulting, best-in-class technology, data analytics, process optimization, system integration and operational excellence. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments and disruptive growth companies on a global scale.

During fiscal 2020, the TTEC global operating platform delivered onshore, nearshore and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom – with the help of 61,000 consultants, technologists, and CX professionals.

Our revenue for fiscal 2020 was $1.949 billion, approximately $307 million, or 16% which came from our TTEC Digital segment and $1.642 billion, or 84%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for both mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights, and technology-enabled, outcomes-focused services.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider, an acquisition in the first quarter of 2020 of an autonomous customer experience and intelligent automation solutions provider and an acquisition in the fourth quarter of 2019 of a provider of customer care, social media community management, content moderation, technical support and business process solutions for rapidly growing businesses in early stages of their lifecycle.

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 300 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

Our strong balance sheet, cash flow from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We return capital to our shareholders through our dividend program. Given our cash flow generation and balance sheet strength, we believe cash dividends, in balance with our investments in product and service innovations, organic growth, and strategic acquisitions, align shareholder interests with the needs of the Company. After consideration of TTEC’s performance, cash flow from operations, capital needs and the overall liquidity of the Company, the Company’s Board of Directors adopted a dividend policy in 2015, with the intent to distribute a periodic cash dividend to stockholders of our common stock. Since inception in 2015, the Company has continued to pay a semi-annual dividend in October and April of each year in gradually increasing amounts from $0.18 to $0.40 per common share. On December 3, 2020, the Board of Directors authorized a special one-time dividend of $2.14 per common share, payable on December 30, 2020, to shareholders of record as of December 18, 2020. On February 25, 2021, the Board of Directors authorized a semi-annual dividend of $0.43 per common share, payable on April 21, 2021 to shareholders of record as of April 5, 2021.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, a state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. The need to comply with these measures, which came into effect with little notice, impacted our day-to-day operations and disrupted our business in the last month of the first quarter and second quarter of the year. As a result, operations were suspended in some of our TTEC Engage customer experience delivery sites. Business continuity plans were executed to transition as many employees as was reasonably possible to a work from home environment to support the health and well-being of our employees and communities and to provide a stable service delivery platform for our clients.

Between mid-March and mid-April 2020, we transitioned over 43,000 employees, or 80% of our employee population, to a work from home environment. With the easing of some of the government restrictions, those employees who were considered essential and could not operate effectively while remote returned to our brick-and-mortar sites, but most continue to work from home.

For those sites that continue to operate, we have taken extensive measures to protect the health and safety of our employees, in accordance with the recommendations and guidelines provided by the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, the U.S. Occupational Safety Association, and local governments in jurisdictions where our customer experience centers are located.

Although our business experienced the effects of COVID-19 in the first half of 2020, our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our delivery centers allowed us to mitigate potentially more severe impacts, and positioned us to support our commercial and public sector clients experiencing significant surge volumes of customer, patient and citizen COVID-19 related engagement. Our COVID-19 related surge work has contributed approximately 12% of our total revenue for 2020. Although approximately 20% of our pre-COVID-19 business was comprised of clients in industries that have been negatively impacted by the pandemic, i.e. automotive, retail and travel and hospitality, the 2020 total revenue derived from these clients has increased approximately 10% over the prior year period. Through the period ended December 31, 2020 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and while some of our COVID-19 related work has transitioned to more traditional business activities for the same clients, there is uncertainty about our COVID-19 surge volumes and our non-COVID-19 related business. We cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from our delivery sites that could not be replaced with work from home delivery, unpredictable lockdown decisions in some jurisdictions where we do business may continue to impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

In March 2020, we launched multiple cost reduction, optimization, and liquidity preservation initiatives to align our expenses with anticipated changes in revenue and increased costs related to the COVID-19 pandemic and government mandated restriction measures. We also intensified our cash flow discipline, including working capital management, hiring freezes, cuts in non-essential spending, suspension of merit increases and some incentive programs, deferral of capital expenditures, where possible, and negotiations for rent concessions for those facilities that we were unable to use during the government restrictions related to the COVID-19 pandemic. Our results of operations for 2020 permitted us to reverse most of the cost austerity measures. With the greater adoption of our work from home solution during the COVID-19 pandemic, we also launched a comprehensive review of our global real estate footprint to balance our commitments to physical facilities around the globe against evolving client preferences with respect to traditional physical delivery centers and work from home delivery. Considering the continued COVID-19 related uncertainties, we continue to remain vigilant in our cost management.

Our Industry – Key Emerging Themes

●	Accelerated Digital and Virtual Transformation – Before the onset of the COVID-19 pandemic, leading organizations were already transforming to a more digitized, virtualized future. The pandemic and related impacts on access to products and services and how organizations manage their customer interactions, exposed significant customer interaction technology and delivery deficiencies for many organizations across the world that were not digitized or agile enough to adequately support their customers. Organizations’ front-line operations and customer support infrastructure were too brick-and-mortar focused with limited non-voice digital customer interaction alternatives. Organizations are recognizing the growing importance for increased virtual delivery solutions and expanded and enhanced digital omnichannel capabilities. This development is expected to create accelerated demand for our demonstrated suite of CX product and service offerings to enable and support this transformation.
●	Direct-to-Consumer (“DTC”) Revolution - The DTC revolution has created a new generation of disruptive brands with few barriers to entry. These emerging brands thrive on emotional connection and authentic customer relationships relying on trusted influencers and personalized service to win the hearts and minds of a growing customer base, one that requires an on-demand, curated buying experience. We believe DTC can enhance the value we provide to our clients as we design, build and operate our clients’ digital customer experience.

●	Evolution of Customer Behavior and CX Imperative - Yesterday's customer service experience is being replaced by today's direct experience, where brands deliver a personalized end-to-end journey. As customers become more connected and share their experiences across a variety of social channels, the quality of the experience has a greater impact on brand loyalty and business performance. Customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand based on the totality of their experience, including not only the superiority of the product or service, but also the quality of their ongoing service and support interactions. Given the strong correlation between high customer satisfaction and improved profitability, companies are increasingly focused on selecting partners who can deliver an integrated, insights-driven strategy, service and technology solution that increases the lifetime value of a customer.
●	CX Technology is Migrating to the Cloud - Cloud investment is expected to continue to grow significantly. The adoption of cloud technology to deliver omnichannel and other customer experience technology is still in its infancy. Our clients are embracing cloud-based CX technology solutions in a manner similar to how they seek cost-effective architecture and rapid deployment across other parts of their operations.
●	Enterprises are Consolidating Partners - An increasing percentage of companies are consolidating their customer engagement wallet with a few select partners who can deliver measurable business outcomes by offering an integrated, technology-enabled solution. Companies will continue to consolidate with partners like TTEC that have demonstrated expertise in increasing brand value by delivering holistic, integrated customer-centric solutions spanning the entire customer experience journey, instead of inefficiently linking together a series of multiple point solutions.
●	CX Delivery Shifting from Brick-and-Mortar to Work From Home – COVID-19 accelerated the shift of customer experience delivery from brick-and-mortar to work from home. While we expect a portion of work from home delivery to shift back to brick-and-mortar post-pandemic, a higher portion of delivery will remain in work from home locations than pre-pandemic.

Our Strategy

We aim to grow our revenue and profitability by focusing on our core customer engagement operational capabilities, linking them to higher margin, insights and technology-enabled platforms and managed services to drive a superior experience for our clients’ customers. To that end we continually strive to:

●	Build deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;
●	Pursue new clients who lead their respective industries and who are committed to customer engagement as a differentiator;
●	Invest in our global sales leadership team at both the segment level to improve collaboration and speed-to-market and consultative sales level to deliver more integrated, strategic, and transformational solutions;
●	Expand into new geographic markets that give us access to new customers and partners;
●	Execute strategic acquisitions that further complement and expand our integrated solutions;
●	Invest in technology-enabled platforms and innovation through technology advancements, broader and globally protected intellectual property, and process optimization, and
●	Work within our technology partner ecosystem to deliver best in class solutions with expanding intellectual property through value-add applications, integrations, services and solutions.

Our Integrated Service Offerings and Business Segments

We provide strategic value and differentiation through our two business segments: TTEC Digital and TTEC Engage.

TTEC Digital provides the CX technology services and platforms to support our clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, and fully integrates, orchestrates, and administers highly scalable, feature-rich CX technology applications. These solutions are critical to enabling and accelerating digital transformation for our clients.

●	Technology Services: Our technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage delivers the CX managed services to support our clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

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

Our Competitive Strengths

TTEC is an industry leader in CX by leveraging the following competitive strengths:

●	Humanify® Technology Platform and Insights-Driven Technology Solutions - Innovation has been a priority since our inception almost 40 years ago. Our dedication and investment in transforming our business has differentiated our solutions portfolio and increased the value we deliver to our clients across the CX continuum. Our Humanify® Technology Platform delivers an ecosystem of integrated CX applications, including omnichannel contact center platforms, the largest CRMs and ERP’s as well as innovative technology solutions that we fully integrate into our clients' broader technology systems. The platform is based on secure, scalable public and private data centers, in both pure cloud, on premise, and hybrid environments. This architecture enables us to centralize and standardize our global delivery capabilities, resulting in scalability and improved quality of delivery for our clients, as well as lowering capital and information technology operating costs.

Fundamental to our platforms is our network of global data centers which provide an integrated suite of voice and data routing, workforce management, quality monitoring, business analytics, storage, and infrastructure security and fault-tolerance capabilities, enabling seamless operations from locations around the globe. This ‘hub and spoke model’ enables us to provide services at a competitive cost while delivering scalability, reliability, regulatory compliance and asset utilization across the full suite of our service offerings. It also provides effective redundancy for a timely response to system interruptions and outages due to natural disasters, grid downtime, and other conditions outside of our control. Importantly, this broad-based platform has accelerated our time to market foundation for new, innovative offerings such as TTEC's cloud based Humanify® Operations/Insights Platform, Humanify® @Home for remote omnichannel agents, and our suite of human capital solutions.

Further, our Humanify® Technology Platforms leverage reference architectures for multiple solutions whether we are operating the platforms and the services, implementing customized platforms for clients, or providing advanced managed services and continuous and automated development environments. They also provide clients with secure and compliant solutions for regional (e.g., the European Union General Data Protection Regulation (“GDPR”), or the California Consumer Protection Act (“CCPA”)), industry (e.g., the Payment Card Industry Data Security Standard (“PCI”), or the Health Insurance Portability and Accountability Act (“HITRUST”)), or client specific standards (e.g. FedRamp or FISMA).

●	Innovative Human Capital Strategies - Our global, highly trained employee base is crucial to the success of our business. We have made significant investments in proprietary technologies and management tools, methodologies and training processes in the areas of virtual and non-virtual talent acquisition, learning services, knowledge management, workforce engagement and collaboration and performance optimization. These capabilities are the culmination of almost four decades of experience in managing a large, global workforce combined with the latest technology, innovation and strategies in the field of human capital management. This capability has enabled us to deliver a scalable and flexible workforce that is highly engaged in achieving and exceeding our clients' expectations.
●	Robust Technology Partner Ecosystem - Our strategic alliances with important digital channel partners enable our clients to deliver high-impact, personalized customer experiences more efficiently. We go to market with our Humanify® cloud offering with our key strategic partners including Cisco, LivePerson, Pega and Amazon to continue to fuel AI-powered digital transformation.
●	Globally Deployed Best Operating Practices - Globally deployed best operating practices help us deliver a consistent, scalable, high-quality experience to our clients' customers from any of our 83 global customer delivery centers and geographically disbursed work-from-home associate base. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients' needs. We also provide real-time reporting and analytics on performance across the globe to help ensure transparency and consistency of delivery. This information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes that optimize the customer experience.

Clients

We develop long-term relationships with clients globally, including many of the worlds’ iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. These organizations are in customer intensive industries or sectors, whose complexities and customer focus requires a partner that can quickly design and build integrated technology and data-enabled services, often on a global scale. In 2020, our top five and ten clients represented 40% and 53% of total revenue, respectively.

In several of our offerings across TTEC Digital and TTEC Engage, we enter into long-term relationships that provide us with a more predictable recurring revenue stream. In our TTEC Digital segment, our CX cloud and managed services technology solution contracts have an average three-year term with penalties in the case a client terminates for convenience. In our TTEC Engage segment, most of our contracts can be terminated for convenience by either party, but our relationships with our top five clients have ranged from 14 to 21 years including multiple programs and contract renewals for several of these clients. In 2020, we had a 111% revenue retention rate for the TTEC Engage segment, versus 102% in 2019.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 8% of our total annual revenue. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We are a leading global customer experience technology and services partner for many of the world’s most iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation, integrated solutions, digital and virtual delivery capabilities, operational performance and efficiencies, pricing, brand recognition and financial strength.

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

In our TTEC Digital segment, we primarily compete with smaller pure play technology and service providers and divisions of multinational companies, including Five9, LivePerson, 8x8, InContact, Twilio, EPAM, Endava, Globant, GlobalLogic, Accenture, Cognizant, Infosys, among others.

In our TTEC Engage segment, we primarily compete with in-house customer management operations as well as other companies that provide customer care services including: Teleperformance, Telus, Concentrix, TaskUs, 24-7 Intouch, Sykes, Webhelp, Accenture, Genpact, Exl, among others.

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

As of December 31, 2020, we had 3 patent applications pending; and also hold 84 U.S. and non-U.S. patents in 11 jurisdictions that we leverage in our operations and as marketplace differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and, in addition, by trademarks and service marks registered in 21 jurisdictions.

Human Capital Resources

Headcount Information:  As of December 31, 2020, TTEC had 61,000 employees, approximately 1,300 of whom are CX professionals serving TTEC Digital clients and approximately 59,700 of whom serve TTEC Engage clients. Approximately 46% of TTEC employees are located in the United States, 38% are based in Asia-Pacific region, 8% are located in Central and South America, 4% are based in India, and 3% are based in Europe, Middle East and Africa and 1% are based in Canada. After the start of the COVID-19 pandemic in the second quarter of 2020, we have seen a rapid growth of our employee population in the United States. Between the start of the second quarter and end of fiscal year 2020, our U.S. based employee population increased from 17,000 to 27,900 with most employees working remotely.

Development and Training:  The attraction, development and retention of our employees is important to TTEC’s success. To support advancement of our employees and prepare them for demands of rapidly changing workplace and client requirements we offer an extensive career focused curriculum. The pressures of COVID-19 pandemic notwithstanding, in 2020 we made significant investments in our talent management platform, TTEC University, that includes a library of more than 8,000 courses that cover topics important to general business acumen ranging from business operations, leadership, ethics, finance, negotiations, and project management to subject-matter specific professional and technical curriculum. TTEC development programs help identify top performers, improve employee retention, and create promotion-from-within opportunities in the Company. In 2020, TTEC launched the Talent Accelerator Program (“TAP”) designed to identify and attract new talent and prepare them for success within our organization. The program recruits recently graduated candidates with diverse backgrounds ranging for technology to humanities who undergo a three-year specialized training and rotation through all business functions and segments in our organization. Program participants gain experience in finance, risk, human capital, IT, communication, marketing, sales, and operations, becoming fully immersed in the day-to-day operations of the business. Once the program is completed, the TAP participants will be equipped with knowledge and experience necessary to progress as a manager in the Company.

Diversity & Inclusion: TTEC believes that our culture of diversity and inclusion enables us to create, develop and leverage the strengths of our employee population to align with our client expectations and enable the Company’s growth objectives. To achieve our objectives, TTEC formed the Diversity Council that combines  representatives from TTEC’s different business segments and geographies who bring a diverse mix of backgrounds and perspectives. The Diversity Council includes special affinity groups representation such as Women in Leadership and Black Leadership Council to help unify us and make us stronger as one team.

Our Diversity Council is a critical driver in fostering organizational change, establishing a dedicated focus on diversity, equity, and inclusion priorities identifying best practices and new opportunities, increasing awareness and education, providing leadership opportunities within TTEC to traditionally underrepresented employees, as well as holding the organization accountable in driving a culture that realizes TTEC’s vision of ‘bringing humanity to business’. The Company has adopted several metrics that focus on ensuring accountability for progress in diversity. The CEO, members of TTEC executive leadership team and other senior leaders have diversity and inclusion objectives embedded in their annual performance goals. As of December 31, 2020, 59% of the Company’s global workforce was female and 51% of employees in supervisory roles were female. As of December 31, 2020, 54% of the U.S. workforce were people of color and 34% of employees in supervisory roles were people of color.

Competitive Pay/Benefits and Pay for Performance Philosophy:  TTEC compensation programs are designed to align compensation of our employees to market, and to provide appropriate incentives to attract, retain and motivate employees to achieve exceptional results for our clients and our shareholders. Our pay-for-performance philosophy aligns our compensation with TTEC’s performance and with the returns that our stockholders receive from their investment in the Company. Further, TTEC provides employees with a comprehensive benefits program that includes nicotine abatement, mental health initiatives, and overall wellness programs to support employees’ physical, emotional, and financial health.

Workplace Safety:  The health and safety of our employees is one of our highest priorities. Our business’s success depends on protecting our employees, visitors, clients and facilities, and we rely on our employees to help us meet our safety and security standards. TTEC employees are required to complete health and safety training when they join the Company and they are encouraged to report any concerns about safety in their work environment. This employee empowerment initiative launched in 2018 and the shift to working from home during the pandemic, lead to a reduction to our injuries at work of approximately 65% by year end 2020.

Our commitment to safety was more important than ever in 2020 when we had to change how we work to address COVID-19 pandemic. We took rapid measures across our business segments and geographies to transition most of our employees to a work from home environment. For the sites that provided essential services and had to remain operational during the pandemic, we invested approximately $5.6 million into enhanced sanitation and safety protocols including increased cleaning frequency, added signage and workstation reconfiguration for social distancing, personal protective equipment, contact tracing, shuttle services, and automated health attestations.

Retention and Turnover:  At TTEC, our employees are at the core of everything we do, and our people strategy centers around their experience as part of our team. Since TTEC Engage segment of our business is people intensive, retention and reduction in turnover is a priority important to the financial results of our operations. Our turnover reduction efforts focus on market pay, trained management teams, development programs, career mobility, communication and the work environment and company culture that make an employee feel engaged, rewarded, appreciated, informed, and fulfilled in the organization.

Employee Engagement:  To assess and improve employee engagement, we conduct annual employee pulse and Net Promoter Score (“NPS”) surveys. We take action to address areas of employee concerns raised in the surveys and reinforce activities that employees tell us encourage them to stay with the Company and recommend the Company as an employer of choice to others. In recent years, approximately 35,000 employees completed our employee NPS survey. TTEC’s overall employee engagement score exceeded Gallup’s reported best in-class ratings.

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties discussed in this section when evaluating our business. If any of these risks or uncertainties actually occur, our business, financial condition, and results of operations (including revenue, profitability and cash flows) could be materially and adversely affected, and the market price of our stock could decline.

Risk Related to Our Business Operations and our Strategy

If we are unsuccessful in implementing our business strategy, our long-term business and financial prospects could be affected

Our growth strategy is based on continuous diversification of our business beyond contact center customer care outsourcing to an integrated CXaaS platform that unites innovative and disruptive technologies, CX consulting, data analytics, client growth solutions, and customer experience focused system design and integration enabled through industry focused client relationships, continuous technology innovation, scaled delivery footprint, CX partner ecosystem, and strategic M&A. Failure to successfully implement our business strategy and effectively respond to changes in market dynamics may impact our financial results of operations. Our investments in technologies and integrated solution development may not lead to increased revenue and profitability. If we are not successful in creating value from these investments, there could be a negative impact on our operating results and financial condition.

Our markets are highly competitive, and we may not be able to compete effectively

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

Further, the continuing trend of consolidation among business process outsourcing competitors may result in new competitors with greater scale, a broader footprint, better technologies, or efficiencies that may be attractive to our clients and impact our business. If we are unable to compete successfully and provide our clients with superior service and solutions at competitive prices, we could lose market share and clients to competitors, which would materially adversely affect our business, financial condition, and results of operations.

If we cannot adapt our service offerings to changes in technology and market expectations, our ability to grow and our results of operations may be affected

Our growth and profitability will depend on our ability to develop and adopt new technologies that expand our existing offerings by leveraging new trends in technology and cost efficiencies in our operations, while meeting rapidly evolving client expectations. As technology evolves, more tasks currently performed by our agents may be replaced by automation, robotics, artificial intelligence, chatbots and other technology solutions, which puts our lower-skill tier one customer care offerings at risk. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adapting and deploying technology profitably.

We may not be successful in anticipating or responding to our client expectations and interests in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and technologies offered by our competitors may make our service offerings not competitive, or even obsolete, and may negatively impact our clients’ interest in our offerings. Our failure to innovate, maintain technological advantages, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

Our cloud solutions are technology vendor dependent, which may impact our ability to grow and our results of operations

Our cloud service solutions are based on third-party technologies and our relationships with these solution partners. If these technology providers do not continue to evolve their offerings to stay competitive in the rapidly changing cloud technologies market, if cloud platforms offered by others become more competitive, or if our cloud solution partners do not continue their partnership with TTEC, our financial results of operations could be materially impacted.

While our business has not been materially adversely affected by the COVID-19 pandemic to date, it may be impacted in the future due to the resurgence of the virus, or impact of the pandemic on our clients’ businesses

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. These restrictions eased during the summer of 2020, but recent increases in the rates of COVID-19 infections and the emergence of new variants of the virus around the globe are leading to reinstatements of some of the restrictions that we experienced in 2020. The COVID-19 vaccine roll-out has been challenged in many parts of the world where TTEC does business. While TTEC was able to adjust to the earlier impacts of the pandemic without material adverse impacts to our business in 2020, we are unable to accurately predict the full impact the COVID-19 pandemic, and measures being taken to respond to its effects, will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties in the future.

The operations of some of our clients, especially our clients in travel, hospitality, retail, and automotive industries, have been materially impacted by the COVID-19 pandemic and restrictions on travel and people’s mobility around the globe. Approximately 20% of our revenue for the fiscal year ended December 31, 2020 was generated from the clients in these affected industries. On-going travel restrictions and large-scale unemployment that resulted from government-mandated restrictions on businesses around the globe are likely to continue to affect certain of our clients and their business volumes in 2021 and beyond. Although our revenue from these clients did not decrease, but actually grew in 2020 as they invested in their customer relationships to adjust to the changing business realities, there can be no assurance that this revenue will not be impacted on a going forward basis. We may also experience payment defaults or bankruptcy of some of our clients, which could also have a material adverse effect on our financial condition and results of operation.

The COVID-19 pandemic and global government-mandated restrictions on business adopted to contain it, are resulting in what is likely to be an extended global economic downturn, which could affect demand for our services and impact our results of operations and financial condition, even after the pandemic is contained and the business restrictions are lifted.

As our work from home delivery grows, our operations are subject to new untested risks

In connection with COVID-19 pandemic, TTEC expanded its work from home environment and transitioned approximately 80% of our global workforce to work remotely from home; and most employees that we hired in 2020 were hired to work from home. Although some of these employees will return to conventional delivery sites and offices, once pandemic is under control, many of our employees may continue to work remotely for the foreseeable future. Certain jurisdictions where we do business have regulations specific to work from home, which add complexity and cost to our service delivery. Some of the services we provide are subject to stringent regulatory requirements, and our inability to continuously observe how our agents deliver services when working from home may impact our compliance. Service delivery from home, in certain of our lines of business, may also expose TTEC, our clients, and their customers to a heighten risk of fraud. Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyberattacks than commercial systems; which may also make our enterprise information technology systems, when interfacing with these residential environments, vulnerable. Our business continuity and disaster recovery plans, which have been historically developed and tested with focus on centralized delivery locations, may not work effectively in a distributed work from home delivery model, where weather impacts, network and power grid downtime may be difficult to manage and where system redundancies are not possible. Over the years, TTEC established strong operating and administrative controls over our business; and our controls, designed for brick-and-mortar environment, may not always provide effective safeguards for a large-scale work from home delivery model. We may not be effective in timely updating our existing controls nor implementing new controls, tailored to the work from home environment. For these and other reasons, our clients may be unwilling to continue to allow us to deliver our services remotely. If we are unable to manage our work from home environment effectively to address these and other risks unique to remote service delivery or if we cannot maintain client confidence in our work from home environment, our reputation and results of operations may be impacted.

Remote work by majority of our employee population for an extended period of time may impact TTEC culture, and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our financial results of operations.

Our inability to forecast demand, staffing levels, sites and work from home delivery mix could impact our financial results of operations

Predicting customer demand, making timely staffing level decisions, investments in our customer engagement centers work from home technology environment, are important to our successful execution and profitability maximization. We can provide no assurance that we will continue to be able to achieve or maintain desired customer engagement center site capacity utilization and work from home delivery mix, because quarterly variations in client volumes and client sentiment toward work from home delivery, can have a material adverse effect on our delivery platform and our utilization rates. The use of utilization rate as a meaningful metric for business process outsourcing organizations is undergoing a review in light of the changes to the business introduced by COVID-19 pandemic and transition of customer engagement center employees to work from home. If our utilization rates are below expectations, because of our high fixed costs of operation, our financial conditions and results of operations could be adversely affected.

The social distancing rules and other government mandates that continue during the sustained pandemic impacted the structure and configuration of our large-scale facilities, where employees work in close proximity. These new regulatory requirements forced TTEC to make investments to reconfigure our existing customer engagement centers and to accept lower capacity utilization than the utilization priced under our multi-year contracts. If we are unable to renegotiate our contracts to recoup these additional costs, manage these costs by continuing to maintain a large work at home delivery platform, or adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients could adversely affect our business

We rely on strategic, long-term relationships with large, global companies in targeted industries and certain agencies of the United States and state and local governments. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 40% and 53% of our revenue in 2020 with one client over 10%.

We have multiple engagements with our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2021 and 2023 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our ongoing sales and marketing activities aim to add new opportunities with existing and new commercial and public sector clients, there can be no assurances that such additional work can be secured nor that it would yield financial benefits comparable to expiring contracts. The loss of all or part of major clients’ business could have a material adverse effect on our business, financial condition, and results of operations, if the loss of revenue is not replaced with profitable business from other clients.

We serve clients in industries that have historically experienced a significant level of consolidation. If one of our clients is acquired (including by another of our clients) our business volumes and revenue may materially decrease due to the termination or phase out of an existing client contract, volume discounts, or other contract concessions which could have an adverse effect on our business, financial condition, and results of operations.

If we cannot recruit, hire, train, and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected

Our business is labor intensive and our ability to recruit and train employees with the right skills, at the right price point, and in the timeframe required by our client commitments is critical to achieving our growth objective. Demand for qualified personnel with multi-language capabilities and fluency in English may exceed supply. While we invest in employee retention, our industry is known for high employee turnover and are continuously recruiting and training replacement staff.

We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. In the United States, however, our business is confronted with a patchwork of ever-changing minimum wage, mandatory time off, and rest and meal break laws at the state and local levels. As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust and change how we do business nor pass cost increases to our clients.

The United States and other governments in jurisdictions where we hire employees adopted income support measures aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. The individuals who benefit from these income support measures may be attractive employment prospects for TTEC, but COVID-19 enhanced unemployment benefits in some jurisdictions where we hire, may exceed local prevailing wages and may make it more difficult for us to hire a sufficient number of employees to deliver our contractual commitments.

The frequent changes in the laws, inconsistencies in laws across different jurisdictions, COVID-19 income support measures, and a possible federal government mandate for a $15/hour wage, supported by the Biden administration with the presumptive support of both houses of Congress, may result in higher costs, lower contract profitability, higher turnover, and reduced operational efficiencies, which could, in the aggregate, have material adverse impact on our results of operations.

Our sales cycles for new client relationships, for new lines of business with existing clients, and for public sector clients can be long, which results in a long lead time before we receive revenue

We often face a long selling cycle to secure contracts with new clients or contracts for new lines of business with existing clients. When we are successful in securing a new engagement, it is generally followed by a long implementation period when clients must give notice to incumbent service providers or transfer in-house operations to us. There may also be a long ramp up period before we commence our services, and for certain contracts we receive no revenue until we start performing the work. If we are not successful in obtaining contractual commitments after the initial prolonged sales cycle, or in maintaining the contractual relationship for a period of time necessary to offset new project investment costs and appropriate return on that investment, the investments may have a material adverse effect on our results of operations.

Our growth strategy includes the expansion of our offerings to public sector clients. The procurement process for government entities is often more challenging than contracting in the private sector and is different from our standard Engage and Digital business practices, including upfront investment to position for opportunities and respond to requests for proposal. If we are unable to manage our public sector business development effectively and are not successful in winning work, despite the investment we make, our private sector work can adversely impact our results of operations.

Our growth of operations and geographic footprint expansion could strain our resources and negatively impact our business

We plan to continue growing our business through the growth of clients’ wallet share, increasing sales efforts, geographic expansion, and strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure, and resources, resulting in internal control failures, missed opportunities, and staff attrition. If we fail to manage our growth effectively, our brand business, financial condition, and results of operations could be adversely affected.

Contract terms typical in our industry can lead to volatility in our revenue and in our margins

Many of our TTEC Engage contracts require clients to provide monthly forecasts of volumes, but no guaranteed or minimum volume or revenue levels. Such forecasts vary from month to month, which can impact our staff and space utilizations, our cost structure, and our profitability.

Many of our contracts have termination for convenience clauses with short notice periods and no guarantees of minimum revenue levels or profitability, which could have a material adverse effect on our results of operation. If a client terminates a contract or materially reduces customer interaction volumes, it could have a material adverse effect on our results of operations and makes it harder to make projections.

We may not always offset increased costs with increased fees under long-term contracts. The pricing and other terms of our client contracts, particularly on our long-term service agreements, are based on estimates and assumptions we make at contact inception. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services, but these judgments could differ from actual results. Not all our contracts allow for escalation of fees as our cost of operations increase. Moreover, those that do allow for such escalations do not always allow increases at rates comparable to increases that we experience due to rising minimum wage costs, related payroll cost increases, and increased costs of work from home environment, not offset by reduction in physical footprint due to long term lease commitments. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost-of-service delivery, our business, financial conditions, and results of operation could be materially impacted.

We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.

Our pricing depends on effectiveness of our level of effort forecasts. Pricing of our services in our digital business is contingent on our ability to accurately forecast the level of effort and cost necessary to deliver our services, which is data dependent and can be inaccurate. The errors in level of effort estimations could yield lower profit margins or cause projects to become unprofitable, resulting in adverse impacts on our results of operations.

We routinely consider strategic transactions and may enter into such transactions any time and such transactions may negatively impact our business and create unanticipated risks

We continuously analyze strategic opportunities that we believe could provide value for our stockholders, and have acquisitions, divestitures, and potential business combinations in various stages of active review. There can be no assurances, however, that we will be able to identify strategic transaction opportunities that complement our strategy and are available at valuation levels accretive to our business.

Even if we are successful in identifying and executing these transactions, they may subject our business to risks that could impact our results of operation, including:

●	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
●	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
●	inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of TTEC’s operations;
●	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of TTEC operations;
●	impact of liabilities or ethical issues of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
●	failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single service provider or to stay with the acquirer post acquisition;
●	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;
●	inadequate or ineffective internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies;
●	reduced revenue and income and resultant stock price impact due to divestiture transactions.

While we consider these transactions to improve our business, financial results, and shareholder value over time, there can be no assurance that our goals will be realized.

Increases in the cost of communication and data services or significant interruptions in such services could adversely affect our business

Our business is significantly dependent on internet, data, and telephone services provided by various domestic and foreign communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies focused on our customer engagement center locations, and we can transition service delivery among our different customer engagement centers around the world. Despite these efforts, and especially in light of the recent transition of a large portion of our delivery to a work from home environment where conventional redundancies strategies are ineffective, there can be no assurance that the redundancies we have in place would be sufficient to maintain operations without disruption.

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

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to engage in continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including our customer engagement centers’ utilization; investment in our work from home environment; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; and the use of process automation for standard operating tasks. Our ongoing cost management measures must be balanced against the need for investment to support our growth, technology transformation in our business, and increasing cybersecurity threats. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, if we manage our costs at the expense of investments necessary to grow and protect our business, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Our profitability may be adversely affected if we are unable to expand and maintain service delivery in countries with stable wage rates and launch operations in new delivery locations required by our clients

Our business is labor-intensive and therefore cost of wages, benefits, and related taxes constitute a large component of our operating expenses. As a result, our growth is dependent upon our ability to maintain and expand our operations in cost-effective locations, in and outside of the United States.

Our clients often dictate locations from where they wish for us to serve their customers, such as “near shore” jurisdictions located in close proximity to the U.S., to a headquarter location of the client, or in specific locations elsewhere in the world. There is no assurance that we will be able to effectively launch operations in jurisdictions which meet our cost-effectiveness, labor availability, and security standards. Our inability to expand our operations to such locations, however, may impact our ability to secure new clients and additional business from existing clients, and could adversely affect our growth and results of operations.

Intellectual property infringement may adversely impact our ability to innovate and compete

Our intellectual property may not always receive favorable treatment from the United States Patent and Trademark Office, the European Patent Office, or similar foreign intellectual property adjudication and registration agencies; and our “patent pending” intellectual property may not receive a patent or may be subject to prior art limitations.

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

We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments

As a result of past acquisitions, as of December 31, 2020, we have approximately $363.5 million of goodwill and $112.1 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future that could have material adverse effects on our financial condition or results of operations.

Risks Related to Our Technology

Cyberattacks, cyber fraud, and unauthorized information disclosure could harm our reputation, result in liability and service outages, any of which could adversely affect our business and results of operations

Our business involves the use, storage, and transmission of information about our clients, their customers, and our employees. While we take reasonable measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not be adequate to prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure could subject TTEC to significant liability under relevant law or our contracts and could harm our reputation, resulting in impacts on our results of operations, loss of future revenue and business opportunities. These risks may further increase as our business model that includes high percentage of work from home delivery in addition to our delivery through customer experience centers.

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers, cybercriminals and state actors launching a broad range of attacks targeting information technology systems. Information security breaches, computer viruses, interruption or loss of business data, DDoS (distributed denial of service) attacks, ransomware and other cyberattacks on any of these systems could disrupt our normal operations of customer engagement centers and remote service delivery, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients.

We are experiencing an increase in frequency of cyber-fraud attempts, such as so-called “social engineering” attacks and phishing scams, which typically seek unauthorized money transfers or information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are growing in sophistication, may not deceive our employees, resulting in a material loss.

While we have taken reasonable measures to protect our systems and processes from unauthorized intrusions and cyber-fraud, we cannot be certain that advances in cyber-criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control, which could result in damage to our systems, our reputation, and our profitability.

If our cloud platform experiences disruptions due to technology failures or cyberattacks and if we fail to correct such impacts promptly, our business will be materially impacted

Our cloud platforms and third-party software and systems that we use to serve our clients are complex and may, from time to time have service interruptions, contain design defects, configuration or coding errors, and other vulnerabilities that may be difficult to detect or correct, and which may be outside of our control. Although our commercial agreements limit our exposure from such occurrences, they may not always effectively protect us against claims in all jurisdictions and against third-party claims. If our clients’ business is damaged, our reputation could suffer, we could be subject to contract termination and payments for damages, adversely affecting our business, our reputation, our results of operations and financial condition.

Risks Related to Our International Operations

We face special risks associated with international operations

An important component of our business strategy is service delivery outside of the United States and our continuing international expansion. During 2020, we derived approximately 31% of our revenue from operations outside of the U.S. Conducting business abroad is subject to a variety of risks, including:

●	inconsistent regulations, licensing requirements, prescriptive labor rule, corrupt business practices, restrictive export control and immigration laws may result in inadvertent violation of laws that we may not be able to immediately detect or correct; and may increase our cost of operations as we endeavor to comply with laws that differ from one country to another;
●	uncertainty of tax regulations in countries where we do business may affect our costs of operation;
●	longer payment cycles could impact our cash flows and results of operations;
●	political and economic instability and unexpected changes in regulatory regimes could adversely affect our ability to deliver services overseas and our ability to repatriate cash;
●	the withdrawal of the United Kingdom from the European Union (known as “Brexit”) added complexity and cost to provision of services and movement of people across UK, Ireland and continental members of the European Union, which could impact our European operations and our operations in the UK;
●	currency exchange rate fluctuations, restrictions on currency movement, and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars;
●	infrastructure challenges and lack of sophisticated disaster and pandemic preparedness in some countries where we do business may impact our service delivery; and
●	terrorist attacks or civil unrest in some of the regions where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

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

Our delivery model involves geographic concentration outside of the United States exposing us to significant operational risks

Our customer engagement delivery and our back-office functions are concentrated in the Philippines, Mexico, India, and Bulgaria. Our business model is dependent on our ability to locate at least some of our customer engagement service delivery and enterprise support functions in low-cost jurisdictions around the globe. Our dependence on our customer engagement centers and enterprise support functions in the Philippines and Mexico, which are subject to frequent severe weather, natural disasters, health and security threats, and arbitrary government actions represents a particular risk. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of these locations may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not be effective, particularly if catastrophic events occur.

For these and other reasons, our geographic concentration in locations outside of the United States could result in a material adverse effect on our business, financial condition and results of operations. Although we procure business interruption insurance to cover some of these exposures, adequate insurance may not be available on an ongoing basis for a reasonable price.

We may face new risks as we expand our operations into countries where we have no prior experience

At times, our clients ask us to stand up operations quickly in countries where we previously have not done business. New market entry is fraught with operational, security, regulatory compliance, safety, and corruption risks, and these risks are exacerbated when new operations are launched quickly. TTEC has extensive experience in new market entry around the globe, but there can no assurances that new operations in new countries would not result in financial loses and operational instability. If we elect not to follow our clients to markets where they wish to have services, we may lose lucrative contracts, including contracts in multiple jurisdictions where we have experience, to competitors who are already established in the markets new to us, which would impact our financial results of operations.

Our financial results may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from customer engagement centers or employees working from home based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars, the British pound or Euros, while the costs incurred to deliver these services are incurred in the functional currencies of the country of operations. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, but approximately 17% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we hedge at various levels against the effect of exchange rate fluctuations, we can provide no assurance that we will be able to continue to successfully manage this foreign currency exchange risk and avoid adverse impacts on our business, financial condition, and results of operations.

Risks Related to Legal, Compliance and Regulatory Matters

Our results of operations may be impacted by changes in laws, our failure to comply with laws and regulations relevant to our business

Our business is subject to extensive, and at times conflicting, regulations by the United States, state, local, foreign national, and provincial authorities relating to confidential client and customer data, data privacy, customer communications, telemarketing practices, licensed healthcare, financial services, collections, and gaming/gambling support activities, trade restrictions and sanctions, tariffs, import/export controls, taxation, labor regulations, wages and severance, health care requirements, disclosure obligations, and immigration among other areas.

As we provide services to clients’ customers residing in countries where we do not have operations on the ground, we may also be subject to laws and regulations of these countries. Costs and complexity of compliance with existing and future regulations that could apply to our business may adversely affect our profitability; and If we fail to comply with these mandates, we could be subject to contractual, civil and criminal liability, monetary damages and fines. Enforcement actions by regulatory agencies could also materially increase our costs of operations and impact our ability to serve our clients.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Uncertainty and inconsistency in privacy and data protection laws that impact our business, failure to comply with contractual obligations related to privacy, and high cost of compliance may impact our ability to deliver services and our results of operations

During the last several years, there has been a significant increase in data protection and privacy regulations and enforcement activity in many jurisdictions where we and our clients do business. These new regulations are often complex and at times they impose conflicting requirements among different jurisdictions that we serve. For example, the European Union’s General Data Protection Regulation (GDPR) imposes data protection requirements for controllers and processers of personally identifiable information collected in Europe, while the California Consumer Privacy Protection Act (CCPA), and other similar acts in Illinois, and New York, and Massachusetts in the United States imposed similar regulations protecting state residents with a different reach. Well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures being taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Unauthorized disclosure of sensitive or confidential client and their customers data, whether through breach of our systems or otherwise, could expose us to costly litigation and cause us to lose clients. For example, the U.S. government may impose new federal data privacy and regulation mandates as part of Biden Administration agenda in 2021. Failure to comply with all privacy and data protection laws that are relevant to different parts of our business may result in legal claims, significant fines, sanctions, or penalties, or may make it difficult for us to secure business or efficiently serve our clients. Compliance with these evolving regulations may require significant investment which would impact our results of operations.

Wage and hour class action lawsuits targeting our business can expose us to costly litigation and damage our reputation

The contact center industry in the United States is a target of plaintiffs’ law firms that specialize in wage and hour class action lawsuits against large employers by soliciting potential plaintiffs including current and former employees, with billboard and social media advertising. The plaintiff law firms seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of their clients, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. The cost of defending litigation for these large class action lawsuits is material. Because TTEC hires large numbers of employees in the United States and our industry has large turnover, the potential size of plaintiffs’ classes in these wage and hour lawsuits can be considerable, creating a material impact on the cost of operations. As we continue to hire more employees in the United States, and expand our operations to California, where the number of wage and hour class action lawsuits is larger than in many other states combined and where verdicts in these lawsuits are very large, our results of operations may be material impacted by these lawsuits.

Legislation discouraging offshoring of service by United States companies or making such offshoring difficult could significantly affect our business

A perceived association between offshore service providers and the loss of jobs in the United States has been a focus of political debate in recent years. As a result, current and prospective clients may be reluctant to hire offshore service providers like TTEC to avoid negative perceptions and regulatory scrutiny. If they seek customer care and management capacity onshore that was previously available to them through outsourcers outside of the United States., they may elect to perform these services in-house instead of outsourcing the services onshore. Possible tax incentives for U.S. businesses to return offshored services to the United States could also impact our clients’ continuing interest in using our services.

Legislation aimed to expand protections for U.S. and European based customers from having their personal data accessible outside of their home jurisdictions, could also impact offshored outsourcing opportunities by requiring notice and consent as a condition for sharing personal identifiable information with foreign service delivery personnel. Further, the U.S. government’s reputation for use of individuals’ personal information for national security purposes without individuals’ consent, caused restrictions on transfer to the United States for processing of customers and customers’ data in several countries (e.g., Canada). Any material changes in current trends among our clients to use services outsourced and delivered offshore or to transfer information outside of the home country for processing would materially impact our business and results of operations.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the U.S. generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings.

The incoming U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. Many of these proposed and enacted changes to the taxation of our activities could increase our effective tax rate or adversely affect our business, financial condition, or results of operations.

There are no assurances that we will be able to implement effective tax planning strategies that are necessary to optimize our tax position following changes in tax laws globally. If we are unable to implement a cost-effective contracting structure, our effective tax rate and our results of operations would be impacted.

Our ability to use our net operating losses or federal tax credits to offset future taxable income may be subject to certain limitations.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales, and delivery functions. The United States, Australia, Mexico, India, Philippines and other transfer pricing regulations in other countries where we operate, require that cross-border transactions between affiliates be on arm’s-length terms. We carefully consider the pricing among our subsidiaries to assure that they are at arm’s-length. If tax authorities were to determine that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including accrued interest and penalties, which would cause material increase in our tax liability, thereby impacting our profitability and cash flows, and potentially resulting in a material adverse effect on our operations, effective tax rate and financial condition.

Risks Related to Ownership of Our Common Stock

Exclusive forum for dispute resolution provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes

Our bylaws designate Delaware’s state courts as the exclusive forum for most disputes between us and our stockholders, including federal claims and derivative actions. We believe that this provision may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges who are particularly experienced in resolving corporate disputes, efficient administration of cases relative to other forums, and protection against the burdens of multi-forum litigation. This choice of forum provision does not have the effect of causing our stockholders to waive our obligation to comply with the federal securities laws. This bylaw forum selection provision is not uncommon for companies incorporated in the State of Delaware, but it could limit our stockholders’ ability to select a more favorable judicial forum for disputes with us, our directors, officers or other employees and may therefore discourage litigation. It is important to note, however, that our choice of forum provision would (i) not be enforceable with respect to any suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, and (ii) have uncertain enforceability with respect to claims under the Securities Act of 1933, as amended.

Delaware law and certain provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the price of our common stock

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;
●	provide that special meetings of our stockholders may be called only by our Chairman, President or our board of directors;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
●	permit the board of directors to establish the number of directors; and
●	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

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

Our Chairman and Chief Executive Officer controls a majority of our stock and has control over all matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 60% of TTEC’s common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy. As long as Mr. Tuchman continues to beneficially own more than 50% of our common stock he will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings, and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the occurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock.

The interest of Mr. Tuchman may not always coincide with the interest of our other stockholders, and Mr. Tuchman may seek to cause the company to take actions that might involve risks to our business or adversely affect us or our other stockholders. For example, Mr. Tuchman’s control of TTEC could delay or prevent a change of control, merger, consolidation, or sale of all or substantially all our assets that our other stockholders support, or conversely, Mr. Tuchman’s control could result in the consummation of a transaction that our other stockholders do not support. As a controlling stockholder, Mr. Tuchman is generally entitled to vote his shares as he sees fit, which may not always be in the interest of our other stockholders. This concentrated control could also discourage parties from acquiring our common stock or initiating potential mergers, takeovers or other change of control transactions, which could depress the trading price of our common stock.

Our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm our stock price

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado. In addition to our headquarters and the customer engagement centers used by our Engage segment discussed below, we also maintain sales and consulting offices in several countries around the world which serve our Digital segment.

As of December 31, 2020 we operated 83 customer engagement centers that are classified as follows:

●	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
●	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
●	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2020, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	3	—	3
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	3	—	1	4
Greece	1	—	—	1
Germany	—	—	1	1
India	1	—	—	1
Ireland	1	—	—	1
Mexico	3	—	—	3
Philippines	18	—	—	18
Poland	1	—	—	1
South Africa	—	—	1	1
Thailand	—	—	1	1
United Kingdom	1	—	2	3
United States of America	27	5	9	41
Total	60	8	15	83

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

As of December 31, 2020, we had 248 holders of record of our common stock and during 2020 we declared and paid a $0.34 per share semi-annual dividend, a $0.40 per share semi-annual dividend and a $2.14 per share special one-time dividend on our common stock. During 2019 we declared and paid a $0.30 per share dividend and a $0.32 per share dividend on our common stock as discussed below.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and has continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.18 and $0.40 per common share. On December 3, 2020, the Board of Directors authorized a special one-time dividend of $2.14 per common share, payable on December 30, 2020 to shareholders of record as of December 18, 2020. On February 25, 2021, the Board of Directors authorized a $0.43 dividend per common share, payable on April 21, 2021, to shareholders of record as of April 5, 2021. While it is our intention to continue to pay semi-annual dividends in 2021 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to have the opportunity to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2020, the cumulative authorized repurchase allowance was $762.3 million, of which we have used $735.8 million to purchase 46.1 million shares. As of December 31, 2020, the remaining amount authorized for repurchases under the program was approximately $26.6 million. During 2019 and 2020, we did not purchase any shares under the program.

From January 1, 2021 through February 24, 2021, we did not purchase any additional shares and we do not currently have plans to make repurchases during 2021. The stock repurchase program does not have an expiration date.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2015 and ending on December 31, 2020. We have chosen the “Peer Group” composed of 8x8, Inc. (NASDAQ: EGHT), Five9 Inc. (NASDAQ: FIVN), Genpact (NASDAQ: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and our two segments Digital and Engage.

The graph assumes that $100 was invested on December 31, 2015 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $0.55 during 2018, $0.62 during 2019 and $2.88 during 2020. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2015	2016	2017	2018	2019	2020
TTEC Holdings, Inc.	$100	$111	$148	$107	$151	$290
NASDAQ Composite	$100	$109	$141	$137	$187	$272
Russell 2000	$100	$121	$139	$124	$155	$186
Peer Group	$100	$110	$148	$159	$238	$347

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2020		2019		2018		2017		2016

Statement of Operations Data
Revenue	$1,949,248		$1,643,704		$1,509,171		$1,477,365		$1,275,258
Cost of services	(1,452,719)		(1,242,887)		(1,157,927)		(1,110,068)		(941,592)
Selling, general and administrative	(203,902)		(202,540)		(182,428)		(182,314)		(175,797)
Depreciation and amortization	(78,862)		(69,086)		(69,179)		(64,507)		(68,675)
Other operating expenses	(9,073)	(1)	(5,482)	(5)	(7,583)	(9)	(19,987)	(12)	(36,442)	(16)
Income from operations	204,692		123,709		92,054		100,489		52,752
Other income (expense)	(34,424)	(2)	(13,298)	(6)	(35,816)	(10)	(11,602)	(13)	(2,454)	(17)
Provision for income taxes	(40,937)	(3)	(25,677)	(7)	(16,483)	(11)	(78,075)	(14)	(12,863)	(18)
Noncontrolling interest	(10,683)		(7,570)		(3,938)		(3,556)		(3,757)
Net income attributable to TTEC stockholders	$118,648		$77,164		$35,817		$7,256		$33,678

Weighted average shares outstanding
Basic	46,647		46,373		46,064		45,826		47,423
Diluted	46,993		46,758		46,385		46,382		47,736

Net income per share attributable to TTEC stockholders
Basic	$2.54		$1.66		$0.78		$0.16		$0.71
Diluted	$2.52		$1.65		$0.77		$0.16		$0.71

Dividends issued per common share	$2.88		$0.62		$0.55		$0.47		$0.385

Balance Sheet Data
Total assets	$1,516,408	(4)	$1,376,788	(8)	$1,054,508		$1,078,736	(15)	$846,304	(19)
Total long-term liabilities	$609,500	(4)	$532,846	(8)	$466,241		$514,113	(15)	$304,380	(19)

(1)	Includes $1.1 million related to reductions in force, $2.2 million of expense for facility exit and other charges, and $5.8 million of impairments related to right of use lease assets and leasehold improvements.
(2)	Includes a $6.2 million charge related to the purchase of the remaining 30% of the Motif acquisition (for discussion regarding the acquisition of Motif, see our Annual Report on Form 10-K for the year ended December 31, 2017), a $19.9 million charge related to the deconsolidation of three subsidiaries, and a net $1.8 million benefit related to the fair value adjustments of contingent consideration for three acquisitions.
(3)	Includes a $1.8 million benefit related to return to provision adjustments, a $2.0 million benefit related to restructuring, $2.9 million of expense related to changes in tax contingent liabilities, $0.4 million of expense related to changes in valuation allowance, a $3.0 million benefit related to losses on dissolution of subsidiaries, $0.8 million of expense for earn outs related to acquisitions, a $4.0 million benefit related to equity based compensation, a $4.2 million benefit related to the amortization of purchased intangibles, and a $0.1 million benefit related to other items.
(4)	The Company spent $53.3 million, net of cash acquired of $4.4 million in 2020 for the acquisitions of Serendebyte, Voice Foundry US/UK and Voice Foundry ASEAN. Upon acquisition of these businesses, the Company acquired $84.6 million of assets and assumed $7.6 million in liabilities ($1.6 million in long-term liabilities).
(5)	Includes $1.1 million related to reductions in force, $0.7 million of expense for facility exit and other charges, a $2.6 million impairment of leasehold improvements and right to use lease assets, and a $1.1 million impairment of internally developed software, customer relationship intangible assets and other long-term assets.

(6)	Includes a $4.7 million charge related to the future purchase of the remaining 30% of the Motif acquisition (for discussion regarding acquisition of Motif, see our Annual Report on Form 10-K for the year ended December 31, 2017), a $2.4 million benefit related to a fair value adjustment of the contingent consideration based on revised estimates of performance against targets for one of our acquisitions, a $1.4 million benefit related to royalty payments in connection with the sale of two business units, a $1.4 million benefit related to the recovery of receivables for a division in winddown, and a $0.7 million benefit related to the sale of trademarks.
(7)	Includes a $1.7 million benefit related to return to provision adjustments, a $2.8 million benefit related to tax rate changes, $0.7 million of expense related to changes in tax contingent liabilities, $4.5 million of expense related to changes in valuation allowance, a $0.9 million benefit related to restructuring, a $4.7 million benefit related to equity based compensation, a $2.9 million benefit related to the amortization of purchased intangibles, and a $0.3 million benefit related to other items.
(8)	The Company spent $107.0 million, net of cash acquired of $4.5 million in 2019 for the acquisition of FCR. Upon acquisition of FCR, the Company acquired $171.7 million in assets and assumed $9.6 million in liabilities ($4.0 million in long-term liabilities).
(9)	Includes $0.8 million related to reductions in force, $5.3 million of expense for facility exit charges and a termination fee for a technology vendor contract, $1.1 million of expense related to the impairment of property and equipment and a $0.3 million impairment charge related to internally developed software.
(10)	Includes a $15.6 million impairment of the full value of an equity investment and a related bridge loan, a $9.9 million charge related to the future purchase of the remaining 30% of the Motif acquisition, a $1.6 million net loss related to a business unit which was classified as assets held for sale and subsequently reclassified to assets held and used as of December 31, 2018, a $2.0 million benefit related to royalty payments in connection with the sale of a business unit, a $0.7 million benefit related to the bargain purchase of an acquisition closed in March 2018, and a $0.3 million benefit related to a fair value adjustment of the contingent consideration based on revised estimates of performance against targets for one or our acquisitions.
(11)	Includes a $4.2 million benefit related to the impairment of an equity investment, a $3.4 million benefit related to return to provision adjustments, $0.5 million of expense related to the disposition of assets, a $0.7 million benefit related to stock options, $1.6 million of expense related to changes in tax contingent liabilities, $1.5 million of expense related to changes in valuation allowance, a $2.1 million benefit related to restructuring, and a $0.5 million benefit related to other items.
(12)	Includes $1.2 million expense related to reductions in force, $2.2 million of expense for facility exit charges, $3.5 million of expense due to write-off of leasehold improvements and other fixed assets in connection with the facilities we exited, $7.8 million expense related to integration charges for the Connextions acquisition (for discussion regarding acquisition of Connextions, see our Annual Report on Form 10-K for the year ended December 31, 2017), and a $5.3 million impairment charge related to two trade name intangible assets.
(13)	Includes $5.3 million of expense related to the finalization of the transition services agreement for Connextions, a net $2.6 million loss related to a held for sale business unit that was sold in December 2017 and a $1.2 million charge to interest expense related to the future purchase of the remaining 30% of the Motif acquisition offset by a $3.2 million benefit related to the release of the currency translation adjustment in equity in connection with the dissolution of a foreign entity.
(14)	Includes $62.4 million of expense related to the US 2017 Tax Act, $0.4 million of expense related to the disposition of assets, a $1.9 million benefit related to impairments, a $2.2 million benefit related to stock options, $0.6 million of expense related to changes in valuation allowances, a $5.8 million benefit related to restructuring, a $0.6 million benefit related to return to provision adjustments and a $2.1 million benefit related to changes to a transition service agreement.
(15)	The Company spent $116.7 million, net of cash acquired of $6.0 million, in 2017 for the acquisitions of Connextions and Motif. Upon acquisitions of Connextions and Motif, the Company acquired $40.8 million in assets and assumed $36.3 million in liabilities ($27.4 million in long-term liabilities).
(16)	Includes $3.4 million expense related to reductions in force, $1.0 million of expense for facility exit and other charges, a $1.3 million impairment of fixed assets, a $1.4 million impairment of goodwill, an $11.1 million impairment of internally developed software, and $18.2 million of impairment charges related to several trade name, customer relationship and non-compete intangible assets.
(17)	Includes a $5.3 million estimated loss related to two business units which were classified as assets held for sale offset by a $4.8 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for two of our acquisitions.

(18)	Includes $1.7 million of expense related to return to provision adjustments, $1.1 million of expense related to a transfer pricing adjustment for a prior period, $0.5 million of expense related to tax rate changes, $0.5 million of expense related to changes in valuation allowances, a $1.5 million benefit related to restructuring charges, and a $9.8 million benefit related to impairments and loss on assets held for sale.
(19)	The Company spent $46.1 million, net of cash acquired of $2.7 million, in 2016 for the acquisition of Atelka (for discussion regarding our acquisition of Atelka, see our Annual Report on Form 10-K for the year ended December 31, 2016). Upon acquisition of Atelka, the Company acquired $25.1 million in assets and assumed $7.7 million in liabilities ($1.4 million in long-term liabilities).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle.

Our CXaaS solutions enhance our clients’ customers experience and help differentiate our clients from their competition.

In the fast expanding direct-to-customer ("DTC") channel where experiences are everything, enterprises must become increasingly more customer-centric, virtualized and digitally enabled to acquire, grow and maintain customers. Our mission is to enable and accelerate our clients' path to virtual and digital transformation. We are focused on improving the experience of our clients' customers by leveraging existing and emerging technologies — cloud, omnichannel, analytics, artificial intelligence ("AI"), machine learning ("ML"), robotic process automation ("RPA"), and real-time conversational messaging.

The Company reports its financial information based on two segments:  TTEC Digital and TTEC Engage.

●	TTEC Digital provides the CX technology services and platforms to support our clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, inclusive of fully integrating, orchestrating, and administrating highly scalable, feature-rich CX technology applications.
●	TTEC Engage provides the CX managed services to support our clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® Customer Experience as a Service ("CXaaS"), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, ML, RPA, analytics, cybersecurity, customer relationship management ("CRM"), knowledge management, journey orchestration and traditional voice solutions. Our end-to-end platform differentiates us from many competitors by combining design, strategic consulting, best-in-class technology, data analytics, process optimization, system integration and operational excellence. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments and disruptive growth companies on a global scale.

During fiscal 2020, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 61,000 consultants, technologists, and CX professionals.

Our revenue for fiscal 2020 was $1.949 billion, approximately $307 million, or 16% which came from our TTEC Digital segment and $1.642 billion, or 84%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for both mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights, and technology-enabled, outcomes-focused services.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider, an acquisition in the first quarter of 2020 of an autonomous customer experience and intelligent automation solutions provider and an acquisition in the fourth quarter of 2019 of a provider of customer care, social media community management, content moderation, technical support and business process solutions for rapidly growing businesses in early stages of their lifecycle.

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 300 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, a state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. The need to comply with these measures, which came into effect with little notice, impacted our day-to-day operations and disrupted our business in the last month of the first quarter and second quarter of the year. As a result, operations were suspended in some of our TTEC Engage customer experience delivery sites. Business continuity plans were executed to transition as many employees as was reasonably possible to a work from home environment to support the health and well-being of our employees and communities and to provide a stable service delivery platform for our clients.

Between mid-March and mid-April 2020, we transitioned over 43,000 employees, or 80% of our employee population, to a work from home environment. With the easing of some of the government restrictions, those employees  who were considered essential and could not operate effectively while remote returned to our brick-and-mortar sites, but most continue to work from home.

For those sites that continue to operate, we have taken extensive measures to protect the health and safety of our employees, in accordance with the recommendations and guidelines provided by the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, the U.S. Occupational Safety Association, and local governments in jurisdictions where our customer experience centers are located.

Although our business experienced the effects of COVID-19 in the first half of 2020, our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our delivery centers allowed us to mitigate potentially more severe impacts, and positioned us to support our commercial and public sector clients experiencing significant surge volumes of customer, patient and citizen COVID-19 related engagement. Our COVID-19 related surge work has contributed approximately 12% of our total revenue for 2020. Although approximately 20% of our pre-COVID-19 business was comprised of clients in industries that have been negatively impacted by the pandemic, i.e. automotive, retail and travel and hospitality, the 2020 total revenue derived from these clients has increased approximately 10% over the prior year period. Through the period ended December 31, 2020 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and while some of our COVID-19 related work has transitioned to more traditional business activities for the same clients, there is uncertainty about our COVID-19 surge volumes and our non-COVID-19 related business. We cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from our delivery sites that could not be replaced with work from home delivery, unpredictable lockdown decisions in some jurisdictions where we do business may continue to impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

In March 2020, we launched multiple cost reduction, optimization, and liquidity preservation initiatives to align our expenses with anticipated changes in revenue and increased costs related to the COVID-19 pandemic and government mandated restriction measures. We also intensified our cash flow discipline, including working capital management, hiring freezes, cuts in non-essential spending, suspension of merit increases and some incentive programs, deferral of capital expenditures, where possible, and negotiations for rent concessions for those facilities that we were unable to use during the government restrictions related to the COVID-19 pandemic. Our results of operations for 2020 permitted us to reverse most of the cost austerity measures. With the greater adoption of our work from home solution during the COVID-19 pandemic, we also launched a comprehensive review of our global real estate footprint to balance our commitments to physical facilities around the globe against evolving client preferences with respect to traditional physical delivery centers and work from home delivery. Considering the continued COVID-19 related uncertainties, we continue to remain vigilant in our cost management.

Our Integrated Service Offerings and Business Segments

We provide strategic value and differentiation through our two business segments: TTEC Digital and TTEC Engage.

TTEC Digital provides the CX technology services and platforms to support our clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, and fully integrates, orchestrates, and administers highly scalable, feature-rich CX technology applications. These solutions are critical to enabling and accelerating digital transformation for our clients.

●	Technology Services: Our technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage delivers the CX managed services to support our clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

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

Our 2020 Financial Results

In 2020, our revenue increased 18.6% to $1,949 million over 2019, including an increase of 0.02% or $0.3 million due to foreign currency fluctuations. The increase in revenue was comprised of a $1.6 million, or 0.5%, increase for TTEC Digital and a $303.9 million, or 22.7%, increase for TTEC Engage.

Our 2020 income from operations increased $81.0 million to $204.7 million or 10.5% of revenue, from $123.7 million or 7.5% of revenue for 2019. The change in operating income is attributable to a number of different factors across the segments. The TTEC Digital operating income expanded with an 16.4%, or $6.4 million, improvement over last year primarily due to the growth of its higher margin cloud business. The TTEC Engage operating income increased 88.0%, or $74.6 million, compared to the prior year based on the increase in revenue including, but not limited to, the acquisition of FCR and significant surge volumes in our commercial and public sector clients experiencing spikes in customer interactions related to COVID-19.

Income from operations in 2020 and 2019 included a total of $9.1 million and $5.5 million of restructuring and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries serve clients based in the U.S. and in other countries with 23,400 workstations representing 55% of our global delivery capabilities. Revenue for our TTEC Engage segment provided in these offshore locations represented 29% of our 2020 revenue, as compared to 34% of our 2019 revenue.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of December 31, 2020, the total production workstations for our TTEC Engage segment was 42,434 and the overall capacity utilization in our centers was 57% versus 74% in the prior year period. The utilization is lower than the previous year primarily due to COVID-19 protocols requiring the distancing of associates which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 21,200, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 114%.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home vs. brick and mortar seats. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

Some of our clients may be subject to regulatory pressures to serve clients onshore. We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

We use a two-step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Similar to goodwill, the Company may first use a qualitative analysis to assess the realizability of its indefinite-lived intangible assets. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset (such as a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that a market participant would pay for use of that trade name. An impairment charge is recorded if the intangible asset’s carrying value exceeds its estimated fair value.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to December 31, 2019

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2020 and 2019 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$306,985	$305,346	$1,639	0.5%
Operating Income	45,315	38,927	6,388	16.4%
Operating Margin	14.8%	12.7%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including a large multi-year governmental contract, and the acquisitions of Serendebyte and Voice Foundry during 2020, offset by reductions in the legacy facility based training business and the Middle East consulting practice, both of which the Company has exited.

The operating income expansion is primarily attributable to the acquisitions and continued improved utilization of technology and people assets as the business scales its cloud and system integration revenue, as well as the exit of the less profitable facilities based training and Middle East consulting practices. The operating income also increased due to the $2.0 million impairment of intangible and other long-lived assets for one of the consulting components in this segment (See Part II, Item 8. Financial Statements and Supplementary Data, Notes 6 and 11 to the Consolidated Financial Statements) recorded during 2019. The operating income as a percentage of revenue increased to 14.8% in 2020 as compared to 12.7% in 2019. Included in the operating income was amortization related to acquired intangibles of $3.0 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively.

TTEC Engage

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$1,642,263	$1,338,358	$303,905	22.7%
Operating Income	159,377	84,782	74,595	88.0%
Operating Margin	9.7%	6.3%

The increase in revenue for the TTEC Engage segment was due to a net increase of $408.5 million in client programs including the acquisition of FCR in the fourth quarter of 2019 and certain surge programs for several clients in connection with the COVID-19 pandemic, offset by a decrease for program completions of $104.6 million. Prior to the end of 2020, a significant portion of the surge work has converted into longer-term normal course business.

The operating income increased in line with the improved revenue including the acquisition of FCR as well as continued improved profitability in our customer growth, @Home, fraud prevention and detection and customer acquisition offerings and auto and hypergrowth client portfolios, offset by increases in amortization for acquired intangibles. Partially offsetting these increases was a net $7.6 million in restructuring and impairment charges related to several facilities in the U.S, Canada, and the Philippines. (see Part II, Item 8. Financial Statements and Supplementary Data, Note 11 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 9.7% in 2020 as compared to 6.3% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $13.2 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively.

Interest Income (Expense)

Interest income decreased to $1.7 million in 2020 from $1.9 million in 2019 due to lower interest rates offset by higher average cash balances. Interest expense decreased to $17.5 million during 2020 from $19.1 million during 2019, primarily due to lower interest rates despite higher utilization of the line of credit, and a $1.6 million increase period over period in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense), Net

For the year ended December 31, 2020 Other income (expense), net decreased to net expense of $18.6 million from net income of $3.9 million during the prior year.

Included in the year ended December 31, 2020 was a net $1.8 million benefit related to the fair value adjustments of contingent consideration for three acquisitions, offset by a $19.9 million expense related to the deconsolidation of three subsidiaries and the related removal of the Currency Translation Adjustments (see Part II, Item 8. Financial Statements and Supplementary Data, Notes 2 and 9 to the Consolidated Financial Statements).

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

Income Taxes

The reported effective tax rate for 2020 was 24.0% as compared to 23.3% for 2019. The effective tax rate for 2020 was impacted by earnings in international jurisdictions currently under an income tax holiday, $2.9 million of expense related to changes in tax contingent liabilities, a $1.8 million benefit related to provision to return adjustments, a $3.0 million benefit related to losses on dissolutions of subsidiaries, $0.4 million of expense related to changes in valuation allowances, a $2.0 million benefit related to restructuring charges, $0.8 million of expense for earnouts related to acquisitions, a $4.0 million benefit related to equity based compensation, a $4.2 million benefit related to the amortization of purchased intangibles, and $0.1 million of other benefits. Without these items our effective tax rate for the year ended December 31, 2020 would have been 22.5%.

For the year ended December 31, 2019, our effective tax rate was 23.3%. The effective tax rate for 2019 was impacted by earnings in international jurisdictions currently under an income tax holiday, $0.7 million of expense related to changes in tax contingent liabilities, a $1.7 million benefit related to provision to return adjustments, a $2.8 million benefit related to tax rate changes, $4.5 million of expense related to changes in valuation allowances, a $0.9 million benefit related to restructuring charges, a $4.7 million benefit related to equity based compensation, a $2.9 million benefit related to the amortization of purchased intangibles, and $0.3 million of other benefits. Without these items our effective tax rate for the year ended December 31, 2019 would have been 24.4%.

Year Ended December 31, 2019 compared to December 31, 2018

For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the year ended December 31, 2020, we generated positive operating cash flows of $271.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of our global cash and cash equivalents. Our cash is held in the U.S. in U.S. dollars, and outside of the U.S. in U.S. dollars and foreign currencies. We expect to use our cash to fund working capital, global operations, dividends, acquisitions, and other strategic activities. While there are no assurances, we believe our global cash is well protected given our cash management practices, banking partners and utilization of diversified bank deposit accounts and other high quality investments.

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

In March 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity during the global economic uncertainty and financial market conditions cause by the COVID-19 pandemic. During September 2020, this additional borrowing was repaid. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

We primarily utilize our Credit Facility to fund working capital, general operations, dividends, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. As of December 31, 2020 and 2019, we had borrowings of $385.0 million and $290.0 million, respectively, under our Credit Facility, and our average daily utilization was $550.9 million and $331.8 million for the years ended December 31, 2020 and 2019, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $510.0 million as of December 31, 2020. As of December 31, 2020, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2020 and 2019.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $132.9 million and $82.4 million as of December 31, 2020 and 2019, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, and to pay dividends.

Cash Flows from Operating Activities

For the years 2020 and 2019, we reported net cash flows provided by operating activities of $271.9 million and $238.0 million, respectively. The increase of $33.9 million from 2019 to 2020 was primarily due to a $73.5 million increase in net cash income from operations offset by a $39.5 million decrease in net working capital.

Cash Flows from Investing Activities

For the years 2020 and 2019, we reported net cash flows used in investing activities of $112.4 million and $162.9 million, respectively. The net decrease in cash used in investing activities from 2019 to 2020 was primarily due to a $49.8 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the years 2020 and 2019, we reported net cash flows used in financing activities of $112.2 million and $47.4 million, respectively. The change in net cash flows from 2019 to 2020 was primarily due to a $87.0 million net additional draw on the line of credit, offset by a $42.8 million increase related to payments of contingent consideration and hold-back payments related to several acquisitions and a $105.8 million increase in dividends paid to shareholders.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $212.1 million and $177.2 million for the years 2020 and 2019, respectively. The increase from 2019 to 2020 was primarily due to an increase in the net cash from operations offset by slightly lower capital expenditures

Presentation of Non-GAAP Measurements

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$271,920	$237,989
Less: Purchases of property, plant and equipment	59,772	60,776
Free cash flow	$212,148	$177,213

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2020 are summarized as follows (in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$5,557	$11,114	$385,685	$—	$402,356
Equipment financing arrangements	6,193	4,188	575	—	10,956
Purchase obligations	15,071	12,520	298	—	27,889
Operating lease commitments undiscounted)	51,120	77,998	25,626	8,397	163,141
Transition tax related to US 2017 Tax Act	3,300	9,600	13,210	—	26,110
Other debt	12,239	8,562	14	—	20,815
Total	$93,480	$123,982	$425,408	$8,397	$651,267
(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment, fees, and outstanding debt as of December 31, 2020.

●	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
●	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.
●	The contractual obligation table excludes our liabilities of $10.5 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Part II, Item 8. Financial Statements and Supplementary Data, Note 10 to the Consolidated Financial Statements for further discussion.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, for strategic acquisitions, to pay dividends and for other cash flow needs across our global operations.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 8% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2021 to be between 3.1% and 3.3% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance of existing assets. The anticipated level of 2021 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of an acquisition or joint venture. In addition, as of December 31, 2020, we were authorized to purchase an additional $26.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

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

As of December 31, 2020 and 2019, we had borrowings of $385.0 million and $290.0 million, respectively, under the Credit Facility. During 2020, 2019 and 2018, borrowings accrued interest at an average rate of approximately 1.6%, 3.4%, and 3.1% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2020, 2019 and 2018 were $550.9 million, $331.8 million and $514.7 million, respectively. As of December 31, 2020, and 2019, based on the current level of availability based on the covenant calculations, the remaining borrowing capacity was approximately $510.0 million and $530.0 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Client Concentration

During 2020, one of our clients represented more than 10% of our total annual revenue. Our five largest clients accounted for 40%, 37% and 35% of our annual revenue for each of the three years ended December 31, 2020, 2019 and 2018, respectively. We have long-term relationships with our top five Engage clients, ranging from 14 to 21 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2021 and 2023, but most of our largest clients may have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2020, we had $385.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2020 and 2019, interest accrued at a rate of approximately 1.6% and 3.4% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement expired as of May 31, 2017 and no additional swaps have been entered into since that time.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2020, 2019 and 2018, revenue associated with this foreign exchange risk was 17%, 22% and 23% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2020	2019	2018
Canadian Dollar vs. U.S. Dollar	2.1%	4.5%	(8.6)%
Philippine Peso vs. U.S. Dollar	5.2%	3.5%	(5.1)%
Mexican Peso vs. U.S. Dollar	(5.2)%	3.8%	0.2%
Australian Dollar vs. U.S. Dollar	9.0%	(0.6)%	(10.7)%
Euro vs. U.S. Dollar	8.6%	(2.0)%	(4.7)%
Indian Rupee vs. U.S. Dollar	(2.5)%	(2.5)%	(9.0)%
Philippine Peso vs. Australian Dollar	(4.2)%	4.0%	5.0%

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

Our cash flow hedging instruments as of December 31, 2020 and 2019 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2020	Amount	Amount		12 months	Through
Canadian Dollar	2,450	$1,853		100.0%	July 2021
Philippine Peso	6,725,000	130,468	(1)	54.9%	December 2023
Mexican Peso	1,159,500	52,398		51.1%	December 2023
		$184,719

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2020 and December 31, 2019.

The fair value of our cash flow hedges at December 31, 2020 was an asset (in thousands):

		Maturing in the
	December 31, 2020	Next 12 Months
Canadian Dollar	$73	$73
Philippine Peso	7,942	4,819
Mexican Peso	3,375	(1,974)
	$11,390	$2,918

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges increased by $5.6 million from December 31, 2019 to December 31, 2020. The increase in fair value from December 31, 2019 primarily reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippines Peso.

We recorded net gains (losses) of $2.6 million, $(4.2) million, and $(17.5) million for settled cash flow hedge contracts for the years ended December 31, 2020, 2019, and 2018, respectively. These gains(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2020 and 2019, approximately 14% and 21%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results of operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2020 or 2019.

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

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2020, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020, the end of the period covered by this Form 10-K.

We excluded Voice Foundry from our assessment of internal control over financial reporting as of December 31, 2020 because this company was acquired by the Company in a purchase business combination in 2020. Voice Foundry’s total assets and total revenues represent 4.7% and 3.7%, respectively, of the related consolidated financial amounts as of and for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2021 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2020 (the “2021 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code defining rules of conduct for our employees, partners and suppliers. Our Ethics Code for Senior Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, lead executives of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Ethics Code defines conduct for all directors, officers, employees, partners and suppliers (as applicable). Both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers under the Ethics Code for Senior Executive and Financial Officers in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2021 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2021 Proxy Statement is incorporated herein by reference.

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

3. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

3.01**	Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996	S-1/A	3.01	7/5/1996

3.03**	Certificate of Amendment of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018	8-K	3.03	1/9/2018

3.04**	Amended and Restated Bylaws of TTEC Holdings, Inc. (reflecting name change)	8-K	3.04	1/9/2018

4.01**	Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934	10-K	4.01	3/4/2020

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan	DEF 14A	A	4/12/2010

10.07**	TTEC Holdings, Inc. 2020 Equity Incentive Plan	DEF 14A	A	4/3/2020

10.25**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective July 5, 2019	10-Q	10.25	8/7/2019

10.26**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 6, 2020	10-Q	10.26	5/4/2020

10.29**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective July 1, 2014	10-K	10.29	3/9/2015

10.30**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014	10-K	10.30	3/9/2015

10.31**	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)	10-Q	10.31	8/5/2020

10.32**	Independent Director Compensation Arrangements (effective May 2019)	10-K	10.32	3/6/2019

10.33**	Form of Indemnification Agreement with Directors and Executive Officers	10-Q	10.33	11/5/2019

10.34*	Independent Director Compensation Arrangements (effective May 2021)

10.40**	Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated October 15, 2001	10-K	10.68	4/1/2002

10.41**	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated December 31, 2008	10-K	10.17	2/23/2009

10.60**	Amended and Restated Executive Employment Agreement between Regina M. Paolillo and TTEC Services Corporation effective May 1, 2018	10-Q	10.60	5/10/2018

10.82**	Amended and Restated Executive Employment Agreement between Judi A. Hand and TTEC Services Corporation effective May 1, 2018	10-Q	10.82	5/10/2018

10.86**	Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018	10-K	10.86	3/6/2019

10.87*

Summary of employment arrangements between Richard Sean Erickson and TTEC Services Corporation effective September 8, 2020. While Mr. Erickson joined TTEC in September 2020, he only recently has been appointed as an Executive Officer whose compensation is subject to disclosure.

10.88**	Executive Employment Agreement between Jonathan Lerner and TTEC Services Corporation effective December 9, 2019	8-K	10.88	12/11/2019

10.90**	Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers	8-K	10.1	6/7/2013

10.91**	First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.	8-K	10.90	2/16/2016

10.94**	Fourth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	8-K	10.32	2/26/2019

10.99**	Membership Interest Purchase Agreement dated October 26, 2019, by and among Ortana Holdings, LLC, an Oregon limited liability company, First Call Resolution, LLC, an Oregon limited liability company, John Stadter, Matthew Achak, and TTEC Services Corporation, a Colorado corporation	8-K	10.99	10/29/2019

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TTEC

31.2*	Rule 13a-14(a) Certification of CFO of TTEC

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from TTEC Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

*     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 1, 2021.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2021, by the following persons on behalf of the registrant and in the capacities indicated:

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

* By /s/ Regina M. Paolillo under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Voice Foundry from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Voice Foundry from our audit of internal control over financial reporting. Voice Foundry is a wholly owned subsidiary, whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.7% and 3.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Voice Foundry US - Valuation of Customer Relationships Intangible Asset

As described in Note 2 to the consolidated financial statements, on August 5, 2020, the Company closed the first phase of the acquisition of the Voice Foundry business by acquiring 100% of the business’s net assets in the U.S. and U.K. (the “VF US Transaction”) for the total purchase price of $45.89 million, which resulted in a $6.55 million customer relationships intangible asset being recorded. A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumption utilized in calculating the fair value of the customer relationships intangible asset was the customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships intangible assets acquired in the VF US Transaction is a critical audit matter are the significant judgment by management when developing the fair value estimate for the customer relationships intangible asset, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the customer attrition rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of the customer relationships intangible asset and controls over the development of the customer attrition rate assumption. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate for the customer relationships intangible asset, (iii) evaluating the appropriateness of the valuation method and the reasonableness of the customer attrition rate used by management in the valuation, and (iv) testing the completeness and accuracy of the data used in the valuation. Evaluating the reasonableness of the customer attrition rate involved considering the past performance of the acquired business as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and the customer attrition rate.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 1, 2021

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$132,914	$82,407
Accounts receivable, net of allowance of $5,067 and $5,452	378,397	331,096
Prepaids and other current assets	104,597	96,287
Income and other tax receivables	40,894	40,035
Total current assets	656,802	549,825

Long-term assets
Property, plant and equipment, net	178,706	176,633
Operating lease assets	120,820	150,808
Goodwill	363,502	301,694
Deferred tax assets, net	15,081	13,263
Other intangible assets, net	112,059	115,596
Other long-term assets	69,438	68,969
Total long-term assets	859,606	826,963
Total assets	$1,516,408	$1,376,788

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$66,658	$64,440
Accrued employee compensation and benefits	163,658	114,165
Other accrued expenses	55,915	79,171
Income tax payable	19,709	11,307
Deferred revenue	39,956	39,447
Current operating lease liabilities	43,651	45,218
Other current liabilities	6,623	9,541
Total current liabilities	396,170	363,289

Long-term liabilities
Line of credit	385,000	290,000
Deferred tax liabilities, net	7,747	10,602
Non-current income tax payable	22,291	25,208
Non-current operating lease liabilities	98,277	127,395
Other long-term liabilities	96,185	79,641
Total long-term liabilities	609,500	532,846
Total liabilities	1,005,670	896,135

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	52,976	48,923

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,737,033 and 46,488,938 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	467	465
Additional paid-in capital	360,293	356,409
Treasury stock at cost: 35,315,220 and 35,563,315 shares as of December 31, 2020 and December 31, 2019, respectively	(601,214)	(605,314)
Accumulated other comprehensive income (loss)	(72,156)	(106,234)
Retained earnings	757,312	773,218
Noncontrolling interest	13,060	13,186
Total stockholders’ equity	457,762	431,730
Total liabilities, stockholders’ equity and mezzanine equity	$1,516,408	$1,376,788

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,949,248	$1,643,704	$1,509,171

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,452,719	1,242,887	1,157,927
Selling, general and administrative	203,902	202,540	182,428
Depreciation and amortization	78,862	69,086	69,179
Restructuring charges, net	3,264	1,747	6,131
Impairment losses	5,809	3,735	1,452
Total operating expenses	1,744,556	1,519,995	1,417,117

Income from operations	204,692	123,709	92,054

Other income (expense)
Interest income	1,656	1,913	4,476
Interest expense	(17,489)	(19,113)	(28,674)
Other income (expense), net	(18,591)	3,902	(11,618)
Total other income (expense)	(34,424)	(13,298)	(35,816)

Income before income taxes	170,268	110,411	56,238

Provision for income taxes	(40,937)	(25,677)	(16,483)

Net income	129,331	84,734	39,755

Net income attributable to noncontrolling interest	(10,683)	(7,570)	(3,938)

Net income attributable to TTEC stockholders	$118,648	$77,164	$35,817

Other comprehensive income (loss)
Net income	$129,331	$84,734	$39,755
Foreign currency translation adjustments	29,537	6,816	(30,382)
Derivative valuation, gross	5,717	16,990	11,526
Derivative valuation, tax effect	(1,468)	(4,530)	(4,058)
Other, net of tax	488	(786)	308
Total other comprehensive income (loss)	34,274	18,490	(22,606)
Total comprehensive income (loss)	163,605	103,224	17,149

Less: Comprehensive income attributable to noncontrolling interest	(8,352)	(7,698)	(3,624)

Comprehensive income attributable to TTEC stockholders	$155,253	$95,526	$13,525

Weighted average shares outstanding
Basic	46,647	46,373	46,064
Diluted	46,993	46,758	46,385

Net income per share attributable to TTEC stockholders
Basic	$2.54	$1.66	$0.78
Diluted	$2.52	$1.65	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2017	—	$—	45,862	$459	$(615,677)	$351,725	$(102,304)	$721,664	$6,978	$362,845	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(6,584)	—	(6,584)	—
Net income	—	—	—	—	—	—	—	35,817	3,938	39,755	—
Dividends to shareholders ($0.55 per common share)	—	—	—	—	—	—	—	(25,346)	—	(25,346)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,925)	(2,925)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(30,068)	—	(314)	(30,382)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	7,468	—	—	7,468	—
Vesting of restricted stock units	—	—	318	3	5,252	(9,898)	—	—	—	(4,643)	—
Exercise of stock options	—	—	15	—	248	(40)	—	—	—	208	—
Equity-based compensation expense	—	—	—	—	—	12,145	—	—	—	12,145	—
Other, net of tax	—	—	—	—	—	—	308	—	—	308	—
Balance as of December 31, 2018	—	$—	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	—	—	(758)	—	(758)	—
Net income	—	—	—	—	—	—	—	77,164	6,969	84,133	601
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	48,322
Dividends to shareholders ($0.62 per common share)	—	—	—	—	—	—	—	(28,739)	—	(28,739)	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	3,362	3,362	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,950)	(4,950)	—
Foreign currency translation adjustments	—	—	—	—	—	—	6,688	—	128	6,816	—
Derivatives valuation, net of tax	—	—	—	—	—	—	12,460	—	—	12,460	—
Vesting of restricted stock units	—	—	294	3	4,863	(10,337)	—	—	—	(5,471)	—
Equity-based compensation expense	—	—	—	—	—	12,814	—	—	—	12,814	—
Other, net of tax	—	—	—	—	—	—	(786)	—	—	(786)	—
Balance as of December 31, 2019	—	$—	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	—	—	118,648	8,156	126,804	2,527
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3,849
Dividends to shareholders ($2.88 per common share)	—	—	—	—	—	—	—	(134,554)	—	(134,554)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(8,478)	(8,478)	(2,323)
Foreign currency translation adjustments	—	—	—	—	—	—	29,341	—	196	29,537	—
Derivatives valuation, net of tax	—	—	—	—	—	—	4,249	—	—	4,249	—
Vesting of restricted stock units	—	—	248	2	4,100	(8,623)	—	—	—	(4,521)	—
Equity-based compensation expense	—	—	—	—	—	12,507	—	—	—	12,507	—
Other, net of tax	—	—	—	—	—	—	488	—	—	488	—
Balance as of December 31, 2020	—	$—	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$129,331	$84,734	$39,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,862	69,086	69,179
Amortization of contract acquisition costs	590	1,002	3,015
Amortization of debt issuance costs	732	1,083	992
Imputed interest expense and fair value adjustments to contingent consideration	4,484	2,339	10,217
Provision for credit losses	494	1,711	3,679
(Gain) loss on disposal of assets	521	189	111
Loss on dissolution of subsidiary	19,905	—	—
Impairment losses	5,809	3,735	1,452
Impairment on equity investment	—	—	15,632
Gain (adjustment) on bargain purchase of a business	—	—	(685)
Non-cash loss on assets held for sale reclassified to held and used	—	—	1,616
Deferred income taxes	(5,193)	(1,376)	(7,975)
Excess tax benefit from equity-based awards	(726)	(1,231)	(635)
Equity-based compensation expense	12,507	12,814	12,145
(Gain) loss on foreign currency derivatives	103	(140)	1,524
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(40,625)	29,608	29,985
Prepaids and other assets	57,597	27,413	(30,438)
Accounts payable and accrued expenses	76,726	97,268	11,713
Deferred revenue and other liabilities	(69,197)	(90,246)	7,063
Net cash provided by operating activities	271,920	237,989	168,345

Cash flows from investing activities
Proceeds from sale of long-lived assets	20	382	34
Purchases of property, plant and equipment, net of acquisitions	(59,772)	(60,776)	(43,450)
Investments in non-marketable equity investments	—	—	(2,119)
Acquisitions, net of cash acquired of $4,423, $4,547, and $4,530, respectively	(52,675)	(102,457)	(2,027)
Net cash used in investing activities	(112,427)	(162,851)	(47,562)

Cash flows from financing activities
Net proceeds(borrowings) from line of credit	95,000	8,000	(62,000)
Payments on other debt	(8,619)	(11,855)	(5,989)
Payments of contingent consideration and hold-back payments to acquisitions	(48,686)	(5,902)	(1,349)
Dividends paid to shareholders	(134,554)	(28,739)	(25,346)
Payments to noncontrolling interest	(10,801)	(4,950)	(2,925)
Capital contribution from noncontrolling interest	—	3,362	—
Proceeds from exercise of stock options	—	—	208
Tax payments related to issuance of restricted stock units	(4,521)	(5,471)	(4,643)
Payments of debt issuance costs	(45)	(1,819)	(35)
Net cash used in financing activities	(112,226)	(47,374)	(102,079)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,157	(410)	(14,904)

Increase in cash, cash equivalents and restricted cash	53,424	27,354	3,800
Cash, cash equivalents and restricted cash, beginning of period	105,591	78,237	74,437
Cash, cash equivalents and restricted cash, end of period	$159,015	$105,591	$78,237

Supplemental disclosures
Cash paid for interest	$10,233	$13,108	$17,456
Cash paid for income taxes	$47,761	$36,316	$39,984
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$1,852	$3,731	15,018
Acquisition of equipment through increase in accounts payable, net	$347	$881	$339

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 61,000 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

The Company reports its financial information based on two segments: TTEC Digital and TTEC Engage.

●	TTEC Digital provides the CX technology services and platforms to support the Company’s clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, inclusive of fully integrating, orchestrating, and administrating highly scalable, feature-rich CX technology applications.
●	TTEC Engage provides the CX managed services to support the Company’s clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

TTEC Digital and TTEC Engage strategically come together under the Company’s unified offering, Humanify® Customer Experience as a Service ("CXaaS"), which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. The Company’s Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, artificial intelligence, machine learning, robotic process automation, analytics, cybersecurity, customer relationship management, knowledge management, journey orchestration, and traditional voice solutions. The Company’s end-to-end platform differentiates the Company from many competitors by combining design, strategic consulting, best-in-class technology, data analytics, process optimization, system integration and operational excellence.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, litigation reserves, restructuring reserves, allowance for credit losses, contingent consideration, valuation of goodwill, long-lived and intangible assets and redeemable noncontrolling interest. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, primarily held in interest-bearing investments, and liquid short-term maturities, which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The Company manages a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of its global cash and cash equivalents. The Company’s cash is held in the U.S. in U.S. dollars and outside of the U.S. in U.S. dollars and foreign currencies. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and utilization of diversified bank deposit accounts and high quality investments. However, the Company can provide no assurances that it will not sustain losses.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018

Cash and cash equivalents	$132,914	$82,407	$78,237
Restricted cash included in "Prepaid and other current assets"	26,101	23,172	—
Restricted cash included in "Other noncurrent assets"	—	12	—
Total	$159,015	$105,591	$78,237

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Accounts Receivable

At the end of each quarter an allowance for credit losses will be calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three-year period and recorded in the income statement. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 or 7 years depending on the software type. Previously, the expense related to these assets has been classified as amortization expense within the income statement. Based on the new guidance adopted as of January 1, 2020, the amortization of any assets that are classified as cloud computing arrangements will be expensed and included in operating expenses within the income statement. The expense for the portion of the internally developed software incurred prior to January 1, 2020 and any assets that are not related to a cloud computing arrangement, will remain in amortization expense on a go-forward basis, as TTEC adopted the new standard on a prospective basis.

Goodwill

The Company evaluates goodwill for possible impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived), trade names (definite-lived) and non-compete agreements (definite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 12 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A definite-lived intangible asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Similar to goodwill, the Company may first use a qualitative analysis to assess the realizability of its indefinite-lived intangible assets. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset (i.e. trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that a market participant would pay for use of that trade name. An impairment charge is recorded if the intangible asset’s carrying value exceeds its estimated fair value.

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

Minimal changes in indefinite reinvestment assertion were made during 2020. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment. As of December 31, 2020, the Company has a deferred asset of $6.8 million related to sales commissions.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, along with subsequent amendments, which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The Company adopted ASU 2016-02 as of January 1, 2019 and recorded a $0.8 million reduction to retained earnings as the cumulative effect of adoption. See Note 15 for additional disclosures.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASC 326), which amends the methodology of how and when companies measure credit losses on financial instruments. The objective of the ASU is to provide financial statement users more useful information regarding expected credit losses on financial instruments and other commitments. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarifies the scope of guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief”, which amended the transition guidance for the new credit losses standard. The ASU is effective for interim and annual periods beginning on or after December 15, 2019 with early adoption permitted, using a modified retrospective approach. The Company adopted the new guidance effective January 1, 2020 and the adoption did not have a material effect on the financial statements. See Note 4 for additional disclosures.

In August 2018, the FASB issued ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“CCA”), which aligns the accounting for the costs of implementing CCA’s with the requirements for capitalizing implementation costs incurred to develop or obtain hosting arrangement. The ASU is effective for interim and annual periods beginning on or after December 15, 2019, using a prospective or retrospective transition approach. The Company adopted the new guidance effective January 1, 2020 using the prospective approach and the adoption did not have a material effect on the financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASU 740), which is intended to simplify various aspects related to income tax accounting. The ASU is effective for interim and annual periods beginning on or after December 15, 2020 with early adoption permitted. The Company will adopt this guidance prospectively beginning January 1, 2021, and has determined the impact of adoption will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of LIBOR on or before December 31, 2021. The ASU is effective from March 12, 2020 through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

(2)ACQUISITIONS

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

Total cash paid at acquisition was $34.3 million. The VF US Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF US Transaction includes two contingent payments over the next two years with each payment having a maximum value of $7.4 million based on VF US’s EBITDA performance for 2020 and 2021. The Company finalized the net working capital adjustment for $0.3 million which will be paid from TTEC Digital to Voice Foundry during the first quarter of 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, a $3.2 million expense was recorded related to a fair value adjustment of the estimated contingent consideration based on revised estimates of EBITDA performance for 2021. The expense was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, the value of the accrual is $14.1 million, with $7.4 million included in Other accrued expenses and $6.7 million included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumption utilized in calculating the fair value of the customer relationships intangible asset was the customer attrition rate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Accounts receivable, net	$3,758
Prepaid and other expenses	345
Tradename	400
Non-compete	150
Customer relationships	6,550
Goodwill	35,891
$47,094

Accounts payable	$289
Accrued employee compensation	741
Deferred revenue	170
$1,200

Total purchase price	$45,894

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

Voice Foundry ASEAN

On November 4, 2020, TTEC Europe BV, a subsidiary of the Company, closed the final phase of the acquisition of the Voice Foundry business by acquiring 100% of the issued stock of Saasy Ventures Pty Ltd. (“Saasy”, “VF ASEAN”). The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $15.2 million. The VF ASEAN Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF ASEAN Transaction includes two contingent payments over the next two years with each payment having a maximum value of $4.4 million based on VF ASEAN’s EBITDA performance for 2020 and 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 18.4%, a volatility rate of 50%, and an adjusted risk-free rate of 1.6%. Based on the model, a $2.8 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, a $1.2 million expense was recorded related to a fair value adjustment of the estimated contingent consideration based on estimates of EBITDA performance for 2020 and 2021. The expense was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, the value of the accrual is $3.9 million, with $2.2 million included in Other accrued expenses and $1.7 million included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumption utilized in calculating the fair value of the customer relationships intangible asset was the customer attrition rate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$1,300
Accounts receivable, net	937
Prepaid and other expenses	115
Income tax receivable	30
Property, plant and equipment	274
Tradename	300
Customer relationships	3,100
Goodwill	14,418
$20,474

Accounts payable	$960
Accrued employee compensation	113
Deferred revenue	236
Deferred tax liability	1,013
Other accrued liabilities	(78)
$2,244

Total purchase price	$18,230

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of the valuation and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

The VF ASEAN customer relationships and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF ASEAN acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be not deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF ASEAN are reported within the TTEC Digital segment from the date of acquisition.

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

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$3,123
Accounts receivable, net	1,243
Prepaid and other expenses	1,327
Property, plant and equipment	20
Deferred tax assets	14
Tradename	400
Customer relationships	1,920
Goodwill	9,033
$17,080

Accounts payable	$120
Accrued employee compensation and benefits	1,025
Accrued income taxes	170
Accrued expenses	2,208
Deferred tax liabilities - long-term	629
$4,152

Total purchase price	$12,928

In the fourth quarter of 2020, the Company finalized the valuation of Serendebyte for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

At the date of the purchase, an additional $2.2 million of cash was retained in the entity that was withdrawn by the holders of the Remaining Interest during the second quarter of 2020.

The Serendebyte customer relationships and tradename are being amortized over useful lives of 5 and 3 years, respectively. The goodwill recognized from the Serendebyte acquisition is attributable, but not limited to, the acquired workforce and expected synergies with TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Serendebyte are reported within the TTEC Digital segment from the date of acquisition.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Total cash paid at acquisition was $107.0 million, inclusive of $4.5 million related to cash balances, for the 70% membership interest in FCR. The FCR Transaction was subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The FCR Transaction included a potential contingent payment with a maximum value of $10.9 million based on FCR’s 2020 EBITDA performance. The Company finalized the working capital adjustment for $0.7 million during the first quarter of 2020 which was paid by FCR to TSC in March 2020.

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

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Significant assumptions include a discount rate of 16.7% expected forecast volatility of 20%, an equivalent metric risk premium of 15.1%, risk-free rate of 1.6% and a credit spread of 1.8%. Based on these, a $6.5 million expected future payment was calculated. As of the acquisition date, the present value of the contingent consideration was $6.1 million. During the first, second and fourth quarters of 2020, $3.3 million, $1.1 million and $1.8 million of net benefits, respectively, were recorded related to fair value adjustment of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2020. The benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, the final value of the contingent consideration was calculated at zero based on actual performance for 2020.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As part of the purchase, an additional net $0.7 million of cash was retained in the entity to pay for certain Ortana liabilities that had been recorded prior to the acquisition.

The FCR customer relationships and tradename are being amortized over a useful life of 10 and 4 years, respectively. The goodwill recognized from the FCR acquisition is attributable, but not limited to, the acquired workforce and expected synergies with Engage. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of FCR are reported within the Engage segment from the date of acquisition.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2020 and 2019 noted above contributed revenues of $122.1 million and $18.6 million, and a net income of $8.2 million and $1.4 million, inclusive of $7.4 million and $1.1 million of acquired intangible amortization, to the Company for the years ended December 31, 2020 and 2019, respectively.

The unaudited proforma financial results for the twelve months ended 2020 and 2019 combines the consolidated results of the Company, Voice Foundry US, Voice Foundry ASEAN, Serendebyte and FCR, assuming the acquisitions had been completed on January 1, 2019. The reported revenue and net income of $1,643.7 and $77.2 million would have been $1,741.3 million and $93.1 million for the twelve months ended December 31, 2019, respectively, on an unaudited proforma basis.

For 2020, the reported revenue and net income of $1,949.2 million and $118.6 million would have been $1,965.6 million and $123.8 million for the year ended December 31, 2020, respectively, on an unaudited proforma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the pro forma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Investments

CaféX

Between 2015 and 2016, the Company invested $13.3 million in CaféX Communications, Inc. (“CaféX”), a provider of omni-channel web-based real time communication solutions. In 2018, the Company provided CaféX a $2.1 million bridge loan which was supposed to accrue interest at a rate of 12% per annum and to mature in the second quarter of 2020, more recently changed to November 30, 2021. As of December 31, 2020, the Company owns 17.8% of the total equity of CaféX. The investment is accounted for under the cost method of accounting. The Company evaluates its investments for possible other-than-temporary impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of March 31, 2018, the Company evaluated the investment in CaféX for impairment due to its failure to consummate a planned IP sale, a shift in the strategy, a default under a loan agreement with its bank, and a lack of potential additional funding options. Based on this evaluation, the Company determined that the fair value of its investment in CaféX was zero and thus the investment was impaired. The Company recorded a $15.6 million write-off of the equity investment and the bridge loan which was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Dissolutions

In the ordinary course of business, the Company operates different legal entities around the globe that have functional currencies other than USD. From time-to-time, the Company liquidates some of the entities when they are no longer needed to operate its business, and also forms new entities to support the needs of the business. The liquidation proceedings may take different forms, take considerable amount of time, and may also result in losses or gains unrelated to operations. In the second quarter ended June 30, 2020, the Company exited a foreign subsidiary that resulted in a $2.5 million loss included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) from the realization of the Accumulated Other Comprehensive Income (Loss), which represents the Currency Translation Adjustment of the investment in the foreign subsidiary. Similarly, in the third quarter ended September 30, 2020, the Company exited two foreign subsidiaries that have ceased operations and therefore were removed from the consolidated financial statements as of the reporting period ended September 30, 2020. As a result of the deconsolidation, a $17.4 million loss was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). The majority of this loss related to the realization of the Accumulated Other Comprehensive Income (Loss) balance which represents the Currency Translation Adjustment of the investment in the foreign subsidiaries. The operating income of these subsidiaries prior to dissolution was not material to the year-to-date consolidated results of the Company.

(3)SEGMENT INFORMATION

The Company reports the following two segments:

TTEC Digital provides the CX technology services and platforms to support the Company’s clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, and fully integrates, orchestrates, and administers highly scalable, feature-rich CX technology applications. These solutions are critical to enabling and accelerating digital transformation for the Company’s clients.

●	Technology Services: the Company’s technology services design, integrate and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: the Company’s management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage delivers the CX managed services to support the Company’s clients’ end-to-end customer interaction delivery, by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

●	Customer Acquisition Services: the Company’s customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that increase the quantity and quality of leads and customers.
●	Customer Care Services: the Company’s customer care services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.
●	Fraud Prevention Services: the Company’s digital fraud detection and prevention services proactively identify and prevent fraud and provide community content moderation and compliance.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$307,278	$(293)	$306,985	$14,029	$45,315
TTEC Engage	1,642,263	—	1,642,263	64,833	159,377
Total	$1,949,541	$(293)	$1,949,248	$78,862	$204,692

Year Ended December 31, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$305,595	$(249)	$305,346	$11,216	$38,927
TTEC Engage	1,338,358	—	1,338,358	57,870	84,782
Total	$1,643,953	$(249)	$1,643,704	$69,086	$123,709

Year Ended December 31, 2018

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$239,144	$(345)	$238,799	$8,814	$33,054
TTEC Engage	1,270,372	—	1,270,372	60,365	59,000
Total	$1,509,516	$(345)	$1,509,171	$69,179	$92,054

	For the Year Ended December 31,
	2020	2019	2018
Capital Expenditures
TTEC Digital	$7,881	$14,397	$4,833
TTEC Engage	51,891	46,379	38,617
Total	$59,772	$60,776	$43,450

	December 31,
	2020	2019	2018
Total Assets
TTEC Digital	$277,365	$238,081	$222,977
TTEC Engage	1,239,043	1,138,707	831,531
Total	$1,516,408	$1,376,788	$1,054,508

	December 31,
	2020	2019	2018
Goodwill
TTEC Digital	$128,211	$66,275	$66,158
TTEC Engage	235,291	235,419	138,475
Total	$363,502	$301,694	$204,633

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2020	2019	2018
Revenue
United States	$1,338,267	$1,002,524	$862,026
Philippines	347,575	370,395	351,829
Latin America	98,633	100,117	109,104
Europe / Middle East / Africa	78,478	70,613	67,163
Asia Pacific / India	59,750	55,554	57,978
Canada	26,545	44,501	61,071
Total	$1,949,248	$1,643,704	$1,509,171

Property, plant and equipment, gross
United States	$576,803	$559,326	$508,202
Philippines	162,391	144,213	130,176
Latin America	46,307	45,743	44,065
Europe / Middle East / Africa	23,043	14,823	10,499
Asia Pacific / India	15,918	21,562	19,874
Canada	13,844	15,516	15,193
Total	$838,306	$801,183	$728,009

Other long-term assets
United States	$55,548	$57,417	$56,459
Philippines	8,756	7,892	5,188
Latin America	912	993	1,329
Europe / Middle East / Africa	2,328	993	544
Asia Pacific / India	1,726	1,422	1,680
Canada	168	252	241
Total	$69,438	$68,969	$65,441

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$383,464	$336,548
Less: Allowance for credit losses	(5,067)	(5,452)
Accounts receivable, net	$378,397	$331,096

In connection with the implementation of ASC 326 as of January 1, 2020, the Company analyzed the prior history of credit losses on revenue for TTEC as a whole and separately for each of the two segments. Based on this evaluation, no modification to the allowance for credit losses balance was necessary as of the implementation date. At the end of each quarter beginning with March 31, 2020, an allowance for credit losses has been calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three year period and recorded in the income statement. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	December 31,
	2020	2019	2018
Balance, beginning of year	$5,452	$5,592	$921
Provision for credit losses	494	1,711	3,679
Uncollectible receivables written-off	(880)	(1,311)	(429)
Effect of foreign currency and other	1	(540)	1,421
Balance, end of year	$5,067	$5,452	$5,592

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of December 31, 2020 and December 31, 2019, TTEC had approximately $2.7 million in pre-petition accounts receivables outstanding related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide post-petition services to Sears and has assessed these receivables for collection risk and has determined that these will be collectible.

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for the year ended December 31, 2020; this client operates in the financial services industry and is included in the TTEC Engage segment. The Company had no clients that contributed in excess of 10% of total revenue for the year ended December 31, 2019. The Company had one client that contributed in excess of 10% of total revenue for the year ended December 31, 2018; this client operates in the healthcare industry and is included in the TTEC Engage segment. The revenue from these clients as a percentage of total revenue is as follows:

	Year Ended December 31,
	2020	2019	2018

Financial services client	13%	3%	4%
Healthcare client	6%	8%	10%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Financial services client	$58,960	$4,321	$9,812
Healthcare client	$17,453	$18,385	$49,245

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

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2020.

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

As of December 31, 2020 and 2019, the Company had factored $71.0 million and $52.0 million, respectively, of accounts receivable; under the Agreement discounts on these receivables were not material during the year. As of December 31, 2020 and 2019, the Company had collected $26.1 million and $23.2 million, respectively, of cash from customers which had not been remitted to the Bank. The unremitted cash is Restricted Cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of December 31, 2020 and 2019 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Land and buildings	$32,944	$32,942
Computer equipment and software	474,415	447,260
Telephone equipment	51,717	49,447
Furniture and fixtures	85,149	85,191
Leasehold improvements	193,823	186,083
Motor vehicles	258	260
Construction-in-progress and other	—	—
Property, plant and equipment, gross	838,306	801,183
Less: Accumulated depreciation and amortization	(659,600)	(624,550)
Property, plant and equipment, net	$178,706	$176,633

Depreciation and amortization expense for property, plant and equipment was $62.7 million, $57.5 million and $58.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Included in the computer equipment and software is internally developed software of $16.2 million net and $15.3 million net as of December 31, 2020 and 2019, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2019	Adjustments	Impairments	Currency	2020

TTEC Digital	$66,275	$59,341	$—	$2,595	$128,211
TTEC Engage	235,419	(254)	—	126	235,291
Total	$301,694	$59,087	$—	$2,721	$363,502

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2018	Adjustments	Impairments	Currency	2019

TTEC Digital	$66,158	$—	$—	$117	$66,275
TTEC Engage	138,475	96,993	—	(49)	235,419
Total	$204,633	$96,993	$—	$68	$301,694

Impairment

The Company has three reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist.

During the third quarter 2020, the Company reassessed the reporting units within the TTEC Digital segment based on a reorganization of the reporting structure within this segment. The Company has changed how it views and assesses performance of the components within the segment as the business has evolved and multiple recent acquisitions have been incorporated. After evaluation, The Company will maintain two reporting units within TTEC Digital but these include different components than previously included. Given the change in reporting units, the Company conducted an impairment test before and after the change, and it was concluded that the fair value of the reporting units exceeded the carrying value on both testing dates. With the change in reporting units, the Company performed a relative fair value valuation calculation to allocate the Company’s historical goodwill between the two reporting units based on the shift in components. The resulting reallocation of goodwill was not material.

For the annual goodwill impairment analysis, the Company qualitatively assessed each of the three reporting units  to determine whether it was necessary to perform a goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting units are less than their carrying amounts, the entity assessed the following relevant events and circumstances for each of the three reporting units; macroeconomic conditions, industry and market considerations, cost factors, changes in management or key personnel, changes in strategy, changes to the composition of each reporting unit, and the Company’s share price relative to the industry and their peers. In addition, the Company identified the relevant assumptions in the most recent fair value analysis for each of the reporting units and then evaluated whether those assumptions had been affected by events or circumstances that were positive, negative or neutral. As of December 1, 2020, the date of the annual impairment test, the Company concluded that for all three of the reporting units the qualitative analysis concluded that the events and circumstances evaluated were primarily positive in nature thus it is not more likely than not that each of the three reporting unit’s fair values respectively are less than their carrying amounts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2019	Amortization	Impairments	Adjustments	Currency	2020
Customer relationships, gross	$161,756	$—	$—	$11,570	$275	$173,601
Customer relationships - accumulated amortization	(54,653)	(13,640)	—	—	(476)	(68,769)
Other intangible assets, gross	13,162	—	—	1,250	38	14,450
Other intangible assets - accumulated amortization	(4,669)	(2,546)	—	—	(8)	(7,223)
Other intangible assets, net	$115,596	$(16,186)	$—	$12,820	$(171)	$112,059

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2018	Amortization	Impairments	Adjustments	Currency	2019
Customer relationships, gross	$123,527	$—	$—	$38,540	$(311)	$161,756
Customer relationships - accumulated amortization	(43,223)	(11,055)	(423)	—	48	(54,653)
Other intangible assets, gross	4,575	—	—	8,600	(13)	13,162
Other intangible assets - accumulated amortization	(3,968)	(541)	(170)	—	10	(4,669)
Other intangible assets, net	$80,911	$(11,596)	$(593)	$47,140	$(266)	$115,596

The acquisitions recorded during 2020 relate to the purchases of Serendebyte and Voice Foundry (see Note 2 for further information).

The acquisitions recorded during 2019 relate to the purchase of FCR (see Note 2 for further information). The impairments recorded during 2019 relate to rogenSi intangible assets (see below).

Digital - rogenSi

In connection with reduced profitability of the rogenSi component of the TTEC Digital segment, an interim impairment analysis was completed during the second quarter of 2019. The long-lived assets reviewed for impairment consisted of the customer relationship intangible, intellectual property, and right of use assets. The Company completed an asset group recoverability evaluation based on the current estimated cash flow based on forecasted revenues and operating income using significant inputs not observable in the market (Level 3 inputs). Based on this calculation, the Company recorded an impairment expense of $2.0 million in the three months ended June 30, 2019, which was included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss). As part of the $2.0 million impairment $0.4 million was assigned to the customer relationship intangible asset and $0.2 million to the IP intangible asset. At December 31, 2020, the Company reviewed the evaluation completed as of June 30, 2019, and noted no material changes, thus no additional impairment is required.

Customer relationships are being amortized over the remaining weighted average useful life of 7.1 years and other intangible assets are being amortized over the remaining weighted average useful life of 2.9 years. Amortization expense related to intangible assets was $16.2 million, $10.5 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Expected future amortization of other intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$18,041
2022	17,313
2023	16,072
2024	13,174
2025	11,140
Thereafter	36,319
Total	$112,059

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2020, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands and net of tax):

	Year Ended December 31,
	2020	2019	2018

Aggregate unrealized net gain/(loss) at beginning of period	$4,182	$(8,278)	$(15,746)
Add: Net gain/(loss) from change in fair value of cash flow hedges	2,321	15,545	20,278
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,928	(3,085)	(12,810)
Aggregate unrealized net gain/(loss) at end of period	$8,431	$4,182	$(8,278)

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2020 and 2019 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2020	Amount	Amount		12 months	Through
Canadian Dollar	2,450	$1,853		100.0%	July 2021
Philippine Peso	6,725,000	130,468	(1)	54.9%	December 2023
Mexican Peso	1,159,500	52,398		51.1%	December 2023
		$184,719

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2019	Amount	Amount
Philippine Peso	7,715,000	147,654	(1)
Mexican Peso	1,299,500	61,529
		$209,183

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2020 and December 31, 2019.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2020 and 2019, the total notional amount of the Company’s forward contracts used as fair value hedges was $35.5 million and $64.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,939	$103
Other long-term assets	4,528	—
Other current liabilities	(73)	(118)
Other long-term liabilities	(4)	—
Total fair value of derivatives, net	$11,390	$(15)

	December 31, 2019
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,467	$205
Other long-term assets	3,525	—
Other current liabilities	(1,223)	(107)
Other long-term liabilities	(95)	—
Total fair value of derivatives, net	$5,674	$98

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,928	$(3,085)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$2,618	$(4,228)

	Year Ended December 31,
	2020	2019

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$205	$1,773

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

The following presents information as of December 31, 2020 and 2019 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2020, the investment in CaféX Communications, Inc., which consists of the Company’s total $15.6 million investment, was fully impaired to zero (see Note 2).

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2020 and 2019, the Company had $385.0 million and $290.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2020 and 2019, borrowings accrued interest at an average rate of 1.6% and 3.4% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2020, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2020 and 2019 (in thousands):

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,390	$—	$11,390
Fair value hedges	—	(15)	—	(15)
Total net derivative asset (liability)	$—	$11,375	$—	$11,375

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$5,674	$—	$5,674
Fair value hedges	—	98	—	98
Total net derivative asset (liability)	$—	$5,772	$—	$5,772

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2020 and 2019 (in thousands):

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$11,375	$—
Total assets	$—	$11,375	$—

Liabilities
Deferred compensation plan liability	$—	$(23,858)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(18,032)
Total liabilities	$—	$(23,858)	$(18,032)

Redeemable noncontrolling interest	$—	$—	$(52,976)

As of December 31, 2019

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$5,772	$—
Total assets	$—	$5,772	$—

Liabilities
Deferred compensation plan liability	$—	$(20,370)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(6,134)
Total liabilities	$—	$(20,370)	$(6,134)

Redeemable noncontrolling interest	$—	$—	$(48,923)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of FCR and VF. The contingent payable for FCR was recognized at fair value using a discounted cash flow approach and a discount rate of 16.7%. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The contingent payable for VF Asean was calculated using a Monte Carlo simulation including a discount rate of 18.4% The measurements were based on significant inputs not observable in the market. The Company records interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During the first, second and fourth quarters of 2020, the Company recorded fair value adjustments to the contingent consideration associated with the FCR acquisition based on decreased estimates of EBITDA which caused the estimated payable to decrease. Accordingly, a $3.3 million decrease, a $1.1 million decrease and a $1.8 million decrease to the payable were recorded as of March 31, 2020, June 30, 2020 and December 31, 2020, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, the final calculated contingent consideration for FCR is zero.

During the fourth quarter of 2020, the Company recorded fair value adjustments to the contingent consideration associated with the VF acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase to the payables was recorded as of December 31, 2020, and was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

During the fourth quarter of 2018 and the second quarter of 2019, the Company recorded fair value adjustments to the contingent consideration associated with the SCS acquisition based on decreased estimates of EBITDA which caused the estimated payable to be zero for both future payments. Accordingly, a $0.3 million and a $2.5 million decrease to the payable were recorded as of December 31, 2018 and June 30, 2019, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2019, the EBITDA was below the target, thus the contingent consideration was finalized with a zero value.

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2019	Acquisitions	Payments	Adjustments	2020

FCR	$6,134	$—	$—	$(6,134)	$—
VF US	—	10,943	—	3,142	14,085
VF ASEAN	—	2,778	—	1,169	3,947
Total	$6,134	$13,721	$—	$(1,823)	$18,032

				Imputed
	December 31,			Interest /	December 31,
	2018	Acquisitions	Payments	Adjustments	2019

SCS	$2,363	$—	$—	$(2,363)	$—
FCR	—	6,134	—	—	6,134
Total	$2,363	$6,134	$—	$(2,363)	$6,134

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$129,620	$39,864	$(13,926)
Foreign	40,648	70,547	70,164
Total	$170,268	$110,411	$56,238

The Company’s selection of an accounting policy with respect to both the GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2020 annual financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Minimal changes in indefinite reinvestment assertion were made during the year. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act did not materially affect our fourth quarter income tax provision, deferred tax assets and liabilities, or related taxes payable. We are continuing to assess the future implications of these provisions within the CARES Act but do not expect there to be a material impact on our financial statements at this time.

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision for (benefit from)
Federal	$22,763	$5,289	$2,771
State	9,871	2,826	2,754
Foreign	13,496	18,938	18,933
Total current provision for (benefit from)	46,130	27,053	24,458
Deferred provision for (benefit from)
Federal	(2,390)	2,515	(943)
State	(254)	118	(138)
Foreign	(2,549)	(4,009)	(6,894)
Total deferred provision for (benefit from)	(5,193)	(1,376)	(7,975)
Total provision for (benefit from) income taxes	$40,937	$25,677	$16,483

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax per U.S. federal statutory rate (21%, 21%, 21%)	$35,756	$23,186	$11,810
State income taxes, net of federal deduction	6,923	3,144	2,003
Change in valuation allowances	3,903	9,832	2,191
Foreign income taxes at different rates than the U.S.	(783)	(3,356)	(3,758)
Foreign withholding taxes	106	600	785
Losses in international markets without tax benefits	(1,656)	(2,651)	(68)
Nondeductible compensation under Section 162(m)	656	668	615
Liabilities for uncertain tax positions	2,882	661	1,105
Permanent difference related to foreign exchange gains	(71)	36	136
(Income) losses of foreign branch operations	(10)	55	475
Non-taxable earnings of noncontrolling interest	(1,964)	(1,294)	(594)
Foreign dividend less foreign tax credits	(1,723)	(1,681)	(1,748)
Decrease (increase) to deferred tax asset - change in tax rate	(48)	(2,848)	(1,944)
State and Federal income tax credits and NOL's	(3,918)	(1,176)	19
Foreign earnings taxed currently in U.S.	1,936	2,172	3,976
Taxes related to prior year filings	(1,718)	(1,643)	(1,659)
Taxes related to acquisition accounting	1,317	978	2,110
Other	(651)	(1,006)	1,029
Income tax per effective tax rate	$40,937	$25,677	$16,483

Effective tax rate percentage	24.0%	23.3%	29.3%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$8,574	$7,999
Allowance for credit losses, insurance and other accruals	4,463	3,393
Amortization of deferred lease liabilities	20,352	25,757
Net operating losses	20,508	19,222
Equity compensation	1,660	1,442
Customer acquisition and deferred revenue accruals	6,868	9,047
Federal and state tax credits, net	2,383	1,263
Unrealized losses on derivatives	1,187	1,421
Impairment of equity investment	4,064	4,142
Partnership Investment	526	2,435
Other	5,444	1,322
Total deferred tax assets, gross	76,029	77,443
Valuation allowances	(18,697)	(17,051)
Total deferred tax assets, net	57,332	60,392
Deferred tax liabilities
Depreciation and amortization	(10,734)	(6,095)
Unrealized gain on derivatives	(2,959)	(1,491)
Contract acquisition costs	(3,182)	(5,740)
Intangible assets	(15,880)	(22,585)
Operating lease assets	(16,763)	(21,413)
Other	(480)	(407)
Total deferred tax liabilities	(49,998)	(57,731)
Net deferred tax assets	$7,334	$2,661

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2020 the Company had approximately $1.2 million of net deferred tax liabilities in the U.S. and $8.5 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2020 the deferred tax valuation allowance was $18.7 million and related primarily to tax losses in foreign jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2020, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $1.1 million increase related to capital loss carry forwards and other credit carry forwards not expected to be utilized in New Zealand and the United Kingdom, a $3.6 million increase in valuation allowance in the United Kingdom, Ireland, Canada, Luxembourg, Turkey, the United States and Australia for deferred tax assets that do not meet the “more-likely-than-not” standard, a $1.1 million release of valuation allowance in the U.S. related to capital loss carry forwards not expected to be utilized, and a $1.9 million release of valuation allowance in Luxembourg, Ireland, and various other jurisdictions related to the utilization or write-off of deferred tax assets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$17,051	$10,867	$9,526
Additions of deferred income tax expense	4,650	7,373	2,913
Reductions of deferred income tax expense	(3,004)	(1,189)	(1,572)
Ending balance	$18,697	$17,051	$10,867

As of December 31, 2020, after consideration of all tax loss and tax credit carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2021	$2
2022	3
2023	183
2024	4
After 2024	11,229
No expiration	9,087
Total	$20,508

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements, with an initial period of four years and additional periods for varying years, expiring at various times between 2020 and 2022. The aggregate benefit to income tax expense for the years ended December 31, 2020, 2019 and 2018 was approximately $4.4 million, $8.4 million and $8.2 million, respectively, which had a favorable impact on diluted net income per share of $0.09, $0.18 and $0.18, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2020, 2019 and 2018 was approximately $3.0 million, $2.1 million and $1.4 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $7.5 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2020 is presented below (in thousands):

Balance as of December 31, 2017	$3,298
Additions for current year tax positions	3,600
Reductions in prior year tax positions	(2,114)
Balance as of December 31, 2018	4,784
Additions for current year tax positions	—
Reductions in prior year tax positions	—
Balance as of December 31, 2019	4,784
Additions for current year tax positions	2,725
Reductions in prior year tax positions	—
Balance as of December 31, 2020	$7,509

At December 31, 2020, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $10.5 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits may be reduced by $3.9 million as a result of the expiration of various statutes of limitation or other confirmations of tax positions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2020 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2017 to present
Australia	2016 to present
India	2015 to present
Canada	2016 to present
Mexico	2015 to present
Philippines	2017 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for the United States for tax year 2017 and 2018, and the Philippines for tax years 2017 and 2018. During 2020, the Company confirmed the closure of the Canadian audit for tax years 2009 and 2010, and the state of New York for tax years 2015 through 2017 with no material changes to the financial statements. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2020, 2019 and 2018, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs.

During 2020 and 2018, TTEC determined it would close several delivery centers in the Engage segment and a $2.2 million and a net $4.8 million, respectively, was expensed related to early termination fees and cease use lease accruals. These expenses are included in the Restructuring charges, net in the Consolidated Statements of Comprehensive Income (Loss).

A summary of the expenses recorded for restructuring and included in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, respectively, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reduction in force
TTEC Digital	$668	$141	$133
TTEC Engage	396	894	694
Total	$1,064	$1,035	$827

	Year Ended December 31,
	2020	2019	2018
Facility exit and other charges
TTEC Digital	$90	$41	$—
TTEC Engage	2,110	671	5,304
Total	$2,200	$712	$5,304

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2020 and 2019, respectively, is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2018	$416	$3,226	$3,642
Expense	1,039	712	1,751
Payments	(1,145)	(962)	(2,107)
Changes due to foreign currency	(55)	15	(40)
Changes in estimates	(4)	—	(4)
Reclassifications due to ASU 842 implementation	—	(2,917)	(2,917)
Balance as of December 31, 2019	251	74	325
Expense	1,064	2,200	3,264
Payments	(1,067)	(1,729)	(2,796)
Changes due to foreign currency	(14)	(2)	(16)
Changes in estimates	(78)	—	(78)
Balance as of December 31, 2020	$156	$543	$699

The remaining restructuring and other accruals are expected to be paid or extinguished during 2021 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Severance Charges

In the normal course of business, the Company will pay severance to terminated employees related to programs that are ending who are no longer needed and cannot be repurposed to a new program.

During the second quarter of 2020, a $3.0 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third and fourth quarters, a total of $1.6 million was paid and a $0.3 million reduction in expense was recorded. The accrual is expected to be paid or extinguished during the next six months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2020, 2019 and 2018, the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $5.8 million, $2.7 million and $1.1 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, dividends, acquisitions, and other strategic activities. As of December 31, 2020, and 2019, the Company had borrowings of $385.0 million and $290.0 million, respectively, under its Credit Agreement, and its average daily utilization was $550.9 million and $331.8 million for the years ended December 31, 2020 and 2019, respectively. The Company had increased borrowings under the Credit Agreement from late March 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings had been repaid. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $510.0 million as of December 31, 2020. As of December 31, 2020, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2020, outstanding letters of credit under the Credit Agreement totaled $2.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2020, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.8 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14)DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred Revenue - Current	$39,956	$39,447
Deferred Revenue - Long-term (included in Other long-term liabilities)	17,434	23,142
Total Deferred Revenue	$57,390	$62,589

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred Costs - Current (included in Prepaids and other current assets)	$25,669	$26,092
Deferred Costs - Long-term (included in Other long-term assets)	18,015	25,436
Total Deferred Costs	$43,684	$51,528

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2019	$62,589
Additions	136,852
Amortization	(142,051)
Balance as of December 31, 2020	$57,390

(15)LEASES

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The components of lease expense for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Location in Statements of	Year Ended December 31,
Description	Comprehensive Income (Loss)	2020	2019
Amortization of ROU assets - finance leases	Depreciation and amortization	$7,661	7157
Interest on lease liabilities - finance leases	Interest expense	203	$141
Operating lease cost (cost resulting from lease payments)	Cost of services	46,375	47,269
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	2,040	3,731
Operating lease cost (cost resulting from lease payments)	Restructuring	1,232	—
Operating lease cost	Impairment	5,127	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	1,149	968
Short-term lease cost	Cost of services	3,888	4,338
Variable lease cost (cost excluded from lease payments	Cost of services	(287)	—
Less: Sublease income	Selling, general and administrative	(836)	(445)
Less: Sublease income	Other income (expense), net	(2,464)	(1,984)
Total lease cost		$64,088	$61,175

Other supplementary information for the years ended December 31, 2020 and 2019 are as follows (dollar values in thousands):

	Year Ended December 31,
	2020	2019
Finance lease - operating cash flows	$68	$103
Finance lease - financing cash flows	$7,911	$10,251
Operating lease - operating cash flows (fixed payments)	$55,862	$51,898
New ROU assets - operating leases	$6,834	$15,494
Modified ROU assets - operating leases	$6,485	$46,543
New ROU assets - finance leases	$2,292	$6,133

	December 31, 2020	December 31, 2019
Weighted average remaining lease term - finance leases	2.46 years	2.91 years
Weighted average remaining lease term - operating leases	3.73 years	4.27 years
Weighted average discount rate - finance leases	1.64%	1.43%
Weighted average discount rate - operating leases	6.95%	7.22%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of December 31, 2020 and 2019 are as follows (in thousands):

Description	Location in Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$120,820	$150,808
Finance lease assets	Property, plant and equipment, net	12,659	18,016
Total leased assets		$133,479	$168,824

Liabilities
Current
Operating	Current operating lease liabilities	$43,651	$45,218
Finance	Other current liabilities	6,193	7,470
Non-current
Operating	Non-current operating lease liabilities	98,277	127,395
Finance	Other long-term liabilities	4,763	8,896
Total lease liabilities		$152,884	$188,979

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The future minimum operating lease and finance lease payments required under non-cancelable leases as of December 31, 2020 and 2019 are as follows (in thousands):

December 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,120	$(3,500)	$6,237
Year 2	46,913	(3,489)	2,740
Year 3	31,085	(3,123)	1,631
Year 4	17,338	(2,905)	579
Year 5	8,288	(2,940)	—
Thereafter	8,397	(490)	—
Total minimum lease payments	$163,141	$(16,447)	$11,187
Less imputed interest	(21,213)		(231)
Total lease liability	$141,928		$10,956

December 31, 2019

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$54,903	$(2,976)	$7,594
Year 2	47,892	(621)	5,587
Year 3	43,590	(345)	2,139
Year 4	28,124	(201)	1,109
Year 5	14,494	—	331
Thereafter	14,734	—	—
Total minimum lease payments	$203,737	$(4,143)	$16,760
Less imputed interest	(31,124)		(394)
Total lease liability	$172,613		$16,366

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2026. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ends May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ends July 21, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ends on June 14, 2023.

(16) OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019

Deferred revenue	$17,434	$23,142
Deferred compensation plan	23,858	20,370
Other	54,893	36,129
Total	$96,185	$79,641

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2017	$(84,100)	$(15,746)	$(2,458)	$(102,304)

Other comprehensive income (loss) before reclassifications	(30,068)	20,278	712	(9,078)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12,810)	(404)	(13,214)
Net current period other comprehensive (income) loss	(30,068)	7,468	308	(22,292)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	6,688	15,545	(588)	21,645
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,085)	(198)	(3,283)
Net current period other comprehensive income (loss)	6,688	12,460	(786)	18,362

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	9,722	2,321	1,016	13,059
Amounts reclassified from accumulated other comprehensive income (loss)	19,619	1,928	(528)	21,019
Net current period other comprehensive income (loss)	29,341	4,249	488	34,078

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2020	2019	2018	(Loss) Classification

Derivative valuation
Loss on foreign currency forward exchange contracts	$2,618	$(4,228)	$(17,548)	Revenue
Tax effect	(690)	1,143	4,738	Provision for income taxes
	$1,928	$(3,085)	$(12,810)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(588)	$(221)	$(446)	Cost of services
Tax effect	60	23	42	Provision for income taxes
	$(528)	$(198)	$(404)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(18)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Shares used in basic earnings per share calculation	46,647	46,373	46,064
Effect of dilutive securities:
Stock options	—	—	6
Restricted stock units	318	349	314
Performance-based restricted stock units	28	36	1
Total effects of dilutive securities	346	385	321
Shares used in dilutive earnings per share calculation	46,993	46,758	46,385

For the years ended December 31, 2020, 2019 and 2018, there were no options to purchase shares of common stock or performance-based restricted stock that were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, restricted stock units of 8 thousand, 28 thousand, and 212 thousand, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $4.2 million, $6.7 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Equity Compensation Plans

In February 2020, the Company adopted the TTEC Holdings, Inc., 2020 Equity Incentive Plan (the “2020 Plan”), which permits awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock, performance stock units and restricted stock units. The 2020 Plan will also provide for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees under the 2020 Plan generally vest over three to five years and have a contractual life of ten years. Options issued to Directors vest over one year and have a contractual life of ten years. At the 2020 Annual Stockholder Meeting, the Company received shareholder approval for the 2020 Plan, including 4.0 million shares of common stock to be reserved for issuance under the Plan.

For the years ended December 31, 2020, 2019, and 2018, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $12.5 million, $12.8 million and $12.1 million, respectively. For 2020, 2019 and 2018, of the total compensation expense, $4.3 million, $4.7 million and $4.7 million was recognized in Cost of services and $8.2 million, $8.1 million and $7.4 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $3.5 million, $4.2 million and $3.7 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Restricted Stock Units

2018, 2019 and 2020 RSU Awards: The Company granted RSUs in 2018, 2019 and 2020 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2018, 2019 and 2020 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2020, 2019, and 2018 was $44.70, $40.10, and $35.15, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $11.5 million, $12.5 million, and $12.5 million, respectively.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $1.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

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

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2019	768,472	$33.11
Granted	695,467	$44.70
Vested	(358,579)	$32.04
Cancellations/expirations	(76,184)	$35.83
Unvested as of December 31, 2020	1,029,176	$41.12

All RSUs vested during the year ended December 31, 2020 were issued out of treasury stock. As of December 31, 2020, there was approximately $25.7 million of total unrecognized compensation expense and approximately $75.1 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2020, the cumulative authorized repurchase allowance was $762.3 million. During the year ended December 31, 2020, the Company purchased no additional shares. Since inception of the program, the Company has purchased 46.1 million shares for $735.8 million. As of December 31, 2020, the remaining allowance under the program was approximately $26.6 million. For the period from January 1, 2021 through February 24, 2021, the Company did not purchase any additional shares. The stock repurchase program does not have an expiration date.

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During 2020, 2019 and 2018, the Company expensed $0.4 million, $1.1 million and $1.1 million, respectively, to Avion and Airmax for services provided to the Company. There was $67 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2020.

During 2015, the Company entered into a contract to purchase software from CaféX, in which the Company holds a 17.8% equity investment. During 2020, 2019 and 2018, the Company purchased zero, $50 thousand and $61 thousand, respectively, of software from CaféX. See Note 2 for further information regarding this investment.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a joint venture. During the years ended December 31, 2020, 2019 and 2018, the Company recorded revenue of $3.0 million, $5.3 million and $5.7 million, respectively, in connection with work performed through the joint venture.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(22)QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2020 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$432,213	$453,081	$492,980	$570,974
Cost of services	321,557	337,306	368,405	425,451
Selling, general and administrative	49,834	47,360	49,473	57,235
Depreciation and amortization	18,872	18,660	19,522	21,808
Restructuring and integration charges, net	538	793	1,233	700
Impairment losses	696	—	948	4,165
Income from operations	40,716	48,962	53,399	61,615
Other income (expense)	(5,832)	(4,374)	(20,852)	(3,366)
Provision for income taxes	(10,199)	(11,039)	(8,415)	(11,284)
Non-controlling interest	(3,151)	(2,224)	(2,766)	(2,542)
Net income attributable to TTEC stockholders	$21,534	$31,325	$21,366	$44,423

Weighted average shares outstanding
Basic	46,498	46,619	46,732	46,736
Diluted	46,813	46,861	47,031	47,232

Net income per share attributable to TTEC stockholders
Basic	$0.46	$0.67	$0.46	$0.95
Diluted	$0.46	$0.67	$0.45	$0.94

Included in Other income (expense) in the first, second and fourth quarters is a $3.3 million benefit, a $1.1 million benefit and a $2.5 million expense, respectively, related to the fair value adjustments of contingent consideration for the acquisitions.

Included in the first and second quarters is a $2.5 million expense and a $17.4 million expense, respectively, related to the deconsolidation of three subsidiaries and the related removal of the Currency Translation Adjustments.

Included in Other Income (expense) in the first quarter is an interest expense charge related to the purchase for the remaining 30% of the Motif acquisition for $6.2 million.

Included in the Provision for Income Taxes is: a $0.6 million expense in the fourth quarter, a $1.9 million expense in the third quarter, a $0.2 million expense in the second quarter, and a $0.2 million expense in the first quarter related to changes in tax contingent liabilities; a $2.3 million benefit in the fourth quarter, a $0.4 million expense in the second quarter and a $0.1 million expense in the first quarter related to return to provision adjustments; a $3.0 million benefit in the third quarter related to dissolution of subsidiaries; a $1.0 million expense in the fourth quarter, and a $0.9 million benefit in the second quarter and $0.3 million expense in the first quarter related to changes in valuation allowances; a $0.2 million benefit in the second quarter and a $0.3 million benefit in the first quarter related to restructuring charges; a $0.4 million benefit in the fourth quarter, a $0.3 million expense in the second quarter and a $0.9 million expense in the first quarter related to acquisition earn outs; a $1.0 million benefit in the first quarter, a $1.0 million benefit in the second quarter, a $1.2 million benefit in the third quarter and a $0.8 million benefit in the fourth quarter related to equity based compensation; a $1.1 million benefit in the first quarter, a $1.0 million benefit in the second quarter, a $1.0 million benefit in the third quarter and a $1.1 million benefit in the fourth quarter related to the amortization of purchased intangibles; and a $0.1 million benefit in the fourth quarter, a $0.1 million expense in the second quarter, and a $0.1 million benefit in the first quarter of other items. Without these items our effective tax rate for the year ended December 31, 2020 would have been 22.5%.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2019 (in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$394,356	$392,515	$395,507	$461,326
Cost of services	293,334	299,237	304,622	345,694
Selling, general and administrative	49,720	50,864	48,062	53,894
Depreciation and amortization	16,743	17,050	16,659	18,634
Restructuring and integration charges, net	961	428	183	175
Impairment losses	1,506	2,063	—	166
Income from operations	32,092	22,873	25,981	42,763
Other income (expense)	(4,150)	(1,914)	(806)	(6,428)
Provision for income taxes	(7,466)	(7,345)	(5,196)	(5,670)
Non-controlling interest	(1,474)	(1,816)	(1,878)	(2,402)
Net income (loss) attributable to TTEC stockholders	$19,002	$11,798	$18,101	$28,263

Weighted average shares outstanding
Basic	46,203	46,318	46,481	46,487
Diluted	46,590	46,684	46,768	46,830

Net income per share attributable to TTEC stockholders
Basic	$0.41	$0.25	$0.39	$0.61
Diluted	$0.41	$0.25	$0.39	$0.60

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

Included in the Provision for Income Taxes is: a $0.2 million expense in the fourth quarter, a $0.2 million expense in the third quarter, a $0.1 million expense in the second quarter, and a $0.2 million expense in the first quarter related to changes in tax contingent liabilities; a $1.6 million benefit in the fourth quarter, a $0.2 million benefit in the third quarter, a $0.1 million benefit in the second quarter and a $0.1 million expense in the first quarter related to return to provision adjustments; a $2.8 million benefit in the fourth quarter related to tax rate changes; a $2.2 million expense in the fourth quarter, and a $2.3 million expense in the second quarter related to changes in valuation allowances; a $0.2 million benefit in the second quarter and a $0.7 million benefit in the first quarter related to restructuring charges; a $1.2 million benefit in the first quarter, a $1.2 million benefit in the second quarter, a $1.5 million benefit in the third quarter and a $0.8 million benefit in the fourth quarter related to equity based compensation; a $0.8 million benefit in the first quarter, a $0.7 million benefit in the second quarter, a $0.7 million benefit in the third quarter, a $0.7 million benefit in the fourth quarter related to the amortization of purchased intangibles; and a $0.1 million benefit in the fourth quarter, a $0.2 million expense in the third quarter, a $0.1 million expense in the second quarter, and a $0.1 million expense in the first quarter of other items. Without these items our effective tax rate for the year ended December 31, 2019 would have been 24.4%.