Form 10-Q
period 2021-03-31
TTEC Holdings, Inc.
filed 2021-05-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐   No ☑

As of April 30, 2021, there were 46,822,731 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$144,213	$132,914
Accounts receivable, net of allowance of $4,997 and $5,067, respectively	350,307	378,397
Prepaids and other current assets	125,849	104,597
Income and other tax receivables	43,489	40,894
Total current assets	663,858	656,802

Long-term assets
Property, plant and equipment, net	168,697	178,706
Operating lease assets	112,129	120,820
Goodwill	362,862	363,502
Deferred tax assets, net	15,534	15,081
Other intangible assets, net	107,525	112,059
Other long-term assets	65,048	69,438
Total long-term assets	831,795	859,606
Total assets	$1,495,653	$1,516,408

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$49,343	$66,658
Accrued employee compensation and benefits	161,792	163,658
Other accrued expenses	72,004	55,915
Income tax payable	36,503	19,709
Deferred revenue	34,220	39,956
Current operating lease liabilities	43,043	43,651
Other current liabilities	6,041	6,623
Total current liabilities	402,946	396,170

Long-term liabilities
Line of credit	339,000	385,000
Deferred tax liabilities, net	6,400	7,747
Non-current income tax payable	22,271	22,291
Non-current operating lease liabilities	89,967	98,277
Other long-term liabilities	100,154	96,185
Total long-term liabilities	557,792	609,500
Total liabilities	960,738	1,005,670

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	54,674	52,976

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,819,468 and 46,737,033 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	468	467
Additional paid-in capital	359,030	360,293
Treasury stock at cost: 35,232,785 and 35,315,220 shares as of March 31, 2021 and December 31, 2020, respectively	(599,851)	(601,214)
Accumulated other comprehensive income (loss)	(80,713)	(72,156)
Retained earnings	787,598	757,312
Noncontrolling interest	13,709	13,060
Total stockholders’ equity	480,241	457,762
Total liabilities and stockholders’ equity and mezzanine equity	$1,495,653	$1,516,408

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue	$539,219	$432,213

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	388,660	321,557
Selling, general and administrative	52,757	49,834
Depreciation and amortization	20,459	18,872
Restructuring charges, net	402	538
Impairment losses	3,517	696
Total operating expenses	465,795	391,497

Income from operations	73,424	40,716

Other income (expense)
Interest income	179	364
Interest expense	(1,802)	(9,592)
Other income (expense), net	(798)	3,396
Total other income (expense)	(2,421)	(5,832)

Income before income taxes	71,003	34,884

Provision for income taxes	(15,979)	(10,199)

Net income	55,024	24,685

Net income attributable to noncontrolling interest	(4,606)	(3,151)

Net income attributable to TTEC stockholders	$50,418	$21,534

Other comprehensive income (loss)
Net income	$55,024	$24,685
Foreign currency translation adjustments	(5,753)	(29,814)
Derivative valuation, gross	(3,665)	(10,549)
Derivative valuation, tax effect	951	2,746
Other, net of tax	36	127
Total other comprehensive income (loss)	(8,431)	(37,490)
Total comprehensive income (loss)	46,593	(12,805)

Less: Comprehensive income attributable to noncontrolling interest	(3,034)	(1,700)

Comprehensive income (loss) attributable to TTEC stockholders	$43,559	$(14,505)

Weighted average shares outstanding
Basic	46,743	46,498
Diluted	47,355	46,813

Net income per share attributable to TTEC stockholders
Basic	$1.08	$0.46
Diluted	$1.06	$0.46

Dividends declared and not paid per share outstanding	$0.43	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2021 and 2020

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	—	$—	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	—	—	21,534	2,216	23,750	935
Dividends to shareholders ($0.34 per common share)	—	—	—	—	—	—	—	(15,843)	—	(15,843)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3,750
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,850)	(1,850)	(241)
Foreign currency translation adjustments	—	—	—	—	—	—	(29,298)	—	(516)	(29,814)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	(7,803)	—	—	(7,803)	—
Vesting of restricted stock units	—	—	108	1	1,783	(3,594)	—	—	—	(1,810)	—
Equity-based compensation expense	—	—	—	—	—	2,919	—	—	—	2,919	—
Other, net of tax	—	—	—	—	—	—	127	—	—	127	—
Balance as of March 31, 2020	—	$—	46,597	$466	$(603,531)	$355,734	$(143,208)	$778,909	$13,036	$401,406	$53,367

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	—	$—	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	—	—	50,418	2,908	53,326	1,698
Dividends to shareholders ($0.43 per common share)	—	—	—	—	—	—	—	(20,132)	—	(20,132)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,385)	(2,385)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(5,879)	—	126	(5,753)	—
Derivatives valuation, net of tax	—	—	—	—	—	—	(2,714)	—	—	(2,714)	—
Vesting of restricted stock units	—	—	82	1	1,363	(5,291)	—	—	—	(3,927)	—
Equity-based compensation expense	—	—	—	—	—	4,028	—	—	—	4,028	—
Other, net of tax	—	—	—	—	—	—	36	—	—	36	—
Balance as of March 31, 2021	—	$—	46,819	$468	$(599,851)	$359,030	$(80,713)	$787,598	$13,709	$480,241	$54,674

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$55,024	$24,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,459	18,872
Amortization of contract acquisition costs	176	130
Amortization of debt issuance costs	175	183
Imputed interest expense and fair value adjustments to contingent consideration	877	3,220
Provision for credit losses	21	162
(Gain) loss on disposal of assets	46	14
Impairment losses	3,517	696
Deferred income taxes	(1,090)	4,589
Excess tax benefit from equity-based awards	(1,775)	(195)
Equity-based compensation expense	4,028	2,919
(Gain) loss on foreign currency derivatives	61	485
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	27,053	11,611
Prepaids and other assets	(22,669)	19,219
Accounts payable and accrued expenses	15,972	(933)
Deferred revenue and other liabilities	(32,088)	(23,492)
Net cash provided by operating activities	69,787	62,165

Cash flows from investing activities
Proceeds from sale of long-lived assets	25	15
Purchases of property, plant and equipment, net of acquisitions	(11,565)	(16,813)
Acquisitions, net of cash acquired of zero and $3,123, respectively	(267)	(5,243)
Net cash used in investing activities	(11,807)	(22,041)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	(46,000)	410,000
Payments on other debt	(1,871)	(2,400)
Payments of contingent consideration and hold-back payments to acquisitions	—	—
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(2,385)	(2,091)
Tax payments related to issuance of restricted stock units	(3,927)	(1,810)
Payments of debt issuance costs	—	(35)
Net cash (used in) provided by financing activities	(54,183)	403,664

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,576)	(7,374)

Increase in cash, cash equivalents and restricted cash	1,221	436,414
Cash, cash equivalents and restricted cash, beginning of period	159,015	105,591
Cash, cash equivalents and restricted cash, end of period	$160,236	$542,005

Supplemental disclosures
Cash paid for interest	$1,576	$2,864
Cash paid for income taxes	$4,275	$3,248
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$137	$837
Acquisition of equipment through increase in accounts payable, net	$(3,431)	$(3,511)
Dividend declared but not paid	$20,132	$15,843

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 58,500 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

TTEC Digital and TTEC Engage strategically come together under the Company’s unified offering, Humanify® Customer Experience as a Service, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. The Company’s Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, artificial intelligence, machine learning, robotic process automation, analytics, cybersecurity, customer relationship management, knowledge management, journey orchestration, and traditional voice solutions. The Company’s end-to-end platform differentiates the Company from many competitors by combining design, strategic consulting, best-in-class technology, data analytics, process optimization, system integration and operational excellence.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, litigation reserves, restructuring reserves, allowance for credit losses, contingent consideration, redeemable noncontrolling interest, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, primarily held in interest-bearing investments, and liquid short-term investments which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$144,213	$132,914
Restricted cash included in "Prepaid and other current assets"	16,023	26,101
Restricted cash included in "Other noncurrent assets"	—	—
Total	$160,236	$159,015

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASU 740), which is intended to simplify various aspects related to income tax accounting. The ASU is effective for interim and annual periods beginning on or after December 15, 2020, with early adoption permitted. The Company adopted the new guidance effective January 1, 2021 and the adoption had no effect on the financial statements or related disclosures during the quarter.

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of LIBOR on or before December 31, 2021. The ASU is effective from March 12, 2020, through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has not yet adopted the standard but does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Total cash paid at acquisition was $34.3 million. The VF US Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF US Transaction includes two contingent payments over the next two years with each payment having a maximum value of $7.4 million based on VF US’s EBITDA performance for 2020 and 2021. The Company finalized the net working capital adjustment for $0.3 million which was paid to Voice Foundry during the first quarter of 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020 and the first quarter of 2021, a $3.2 million expense and a $0.5 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on revised estimates of EBITDA performance for 2021. These expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $7.4 million and was paid in April 2021. As of March 31, 2021, the value of the accrual is $14.6 million, with $7.4 million included in Other accrued expenses and $7.2 million included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumption utilized in calculating the fair value of the customer relationships intangible asset was the customer attrition rate.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Accounts receivable, net	$3,758
Prepaid and other expenses	345
Tradename	400
Non-compete	150
Customer relationships	6,550
Goodwill	35,881
$47,084

Accounts payable	$289
Accrued employee compensation	741
Deferred revenue	170
$1,200

Total purchase price	$45,884

In the first quarter of 2021, the Company finalized the valuation of VF US for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The VF US customer relationships and tradename are being amortized over useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF US acquisition is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF US are reported within the TTEC Digital segment from the date of acquisition.

Voice Foundry ASEAN

On November 4, 2020, TTEC Europe BV, a subsidiary of the Company, closed the final phase of the acquisition of the Voice Foundry business by acquiring 100% of the issued stock of Saasy Ventures Pty Ltd. (“VF ASEAN”). The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $15.2 million. The VF ASEAN Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF ASEAN Transaction includes two contingent payments over the next two years with each payment having a maximum value of $2.2 million based on VF ASEAN’s EBITDA performance for 2020 and 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 18.4%, a volatility rate of 50%, and an adjusted risk-free rate of 1.6%. Based on the model, a $2.8 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020 and the first quarter of 2021, a $1.2 million expense and a $0.4 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on estimates of EBITDA performance for 2020 and 2021. These expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $2.2 million and was paid in April 2021. As of March 31, 2021, the value of the accrual is $4.3 million, with $2.2 million included in Other accrued expenses and $2.1 million included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

The VF ASEAN customer relationships and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF ASEAN acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF ASEAN are reported within the TTEC Digital segment from the date of acquisition.

Serendebyte

On February 7, 2020, the Company acquired, through its subsidiary TTEC Digital, LLC, 70% of the outstanding shares of capital stock of Serendebyte Inc., a Delaware corporation (“the Serendebyte Transaction”). Serendebyte is an autonomous customer experience and intelligent automation solutions provider with 125 employees based in India, the United States, and Canada. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition, for 70% of the outstanding shares of capital stock, was $9.0 million. The Serendebyte Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company finalized the net working capital adjustment for $0.8 million during the second quarter of 2020 which was paid by Serendebyte to the Company in the second quarter of 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of the closing of the Serendebyte Transaction, Serendebyte’s founder and certain members of its management continued to hold the remaining 30% interest in Serendebyte, Inc. (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Serendebyte’s founder and the management team shall have an option to sell to TTEC Digital, LLC and TTEC Digital, LLC shall have an option to purchase the Remaining Interest at a purchase price equal to a multiple of Serendebyte’s adjusted trailing twelve month EBITDA for this particular acquisition. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 35%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $3.8 million and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets.

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

In the fourth quarter of 2020, the Company finalized the valuation of Serendebyte for the acquisition date assets acquired and liabilities assumed and determined no material adjustments to any of the balances were required.

At the date of the purchase, an additional $2.2 million of cash was retained in the entity that was withdrawn by the holders of the Remaining Interest during the second quarter of 2020.

The Serendebyte customer relationships and tradename are being amortized over useful lives of 5 and 3 years, respectively. The goodwill recognized from the Serendebyte acquisition is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Serendebyte are reported within the TTEC Digital segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2020 noted above contributed revenues of $11.6 million and net income of $1.0 million, inclusive of $0.8 million of acquired intangible amortization, to the Company for the quarter ended March 31, 2021.

The unaudited proforma financial results for the three months ended March 31, 2020 combines the consolidated results of the Company, Voice Foundry US, Voice Foundry ASEAN and Serendebyte assuming the acquisitions had been completed on January 1, 2020. The reported revenue and net income of $432.2 million and $21.5 million would have been $438.0 million and $23.0 million for the three months ended March 31, 2020, respectively, on an unaudited proforma basis.

The unaudited proforma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Dissolutions

In the ordinary course of business, the Company operates different legal entities around the globe that have functional currencies other than USD. From time to time, the Company liquidates some of the entities when they are no longer needed to operate its business, and also forms new entities to support the needs of the business. The liquidation proceedings may take different forms, take considerable amount of time, and may also result in losses or gains unrelated to operations. In the second quarter ended June 30, 2020, the Company exited a foreign subsidiary that resulted in a non-cash $2.5 million loss included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss) from the realization of the Accumulated other comprehensive income (loss), which represents the currency translation adjustment of the investment in the foreign subsidiary. Similarly, in the third quarter ended September 30, 2020, the Company exited two foreign subsidiaries that ceased operations and were removed from the consolidated financial statements as of the reporting period ended September 30, 2020. As a result of the deconsolidation, a non-cash $17.4 million loss was included in Other income (expense), net in the Consolidated Statement of Comprehensive Income (Loss). The majority of this loss related to the realization of the Accumulated other comprehensive income (loss) balance which represents the currency translation adjustment of the investment in the foreign subsidiaries. The operating income of these subsidiaries prior to dissolution was not material to the year-to-date consolidated results of the Company.

Subsequent Event

On April 8, 2021, the Company acquired, through its subsidiary TTEC Digital, LLC, 100% of the outstanding stock of Avtex Solutions, Holdings LLC (“Avtex”). Avtex is an end-to-end customer experience and CXaaS solutions provider with offerings in Genesys and Microsoft cloud solutions. The business will be integrated into the TTEC Digital segment and will be fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $490.0 million, less customary amounts held in escrow for sellers’ indemnity obligations. The Avtex Transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company used cash from operations and drew down on its Credit Facility to fund the acquisition.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$63,609	$(22)	$63,587	$3,887	$4,202
TTEC Engage	475,632	—	475,632	16,572	69,222
Total	$539,241	$(22)	$539,219	$20,459	$73,424

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$77,781	$(225)	$77,556	$3,288	$10,258
TTEC Engage	354,657	—	354,657	15,584	30,458
Total	$432,438	$(225)	$432,213	$18,872	$40,716

	Three Months Ended
	March 31,
	2021	2020
Capital Expenditures
TTEC Digital	$1,532	$2,438
TTEC Engage	10,033	14,375
Total	$11,565	$16,813

	March 31, 2021	December 31, 2020
Total Assets
TTEC Digital	$268,063	$277,365
TTEC Engage	1,227,590	1,239,043
Total	$1,495,653	$1,516,408

	March 31, 2021	December 31, 2020
Goodwill
TTEC Digital	$127,717	$128,211
TTEC Engage	235,145	235,291
Total	$362,862	$363,502

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
United States	$358,326	$277,676
Philippines	102,252	91,105
Latin America	29,439	25,098
Europe / Middle East / Africa	25,917	16,944
Asia Pacific / India	16,167	15,168
Canada	7,118	6,222
Total	$539,219	$432,213

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2021; this client operates in the financial services industry and is included in the TTEC Engage segment. This client contributed 15.7% and 2.9% of total revenue for the three months ended March 31, 2021 and 2020, respectively. The Company had no clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2020. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2021.

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

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of year	$5,067	$5,452
Provision for credit losses	21	162
Uncollectible receivables written-off	(83)	(208)
Effect of foreign currency	(8)	(4)
Balance, end of year	$4,997	$5,402

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of March 31, 2021 and December 31, 2020, TTEC had approximately $2.7 million in pre-petition accounts receivables outstanding related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). TTEC continues to provide post-petition services to Sears and has assessed these receivables for collection risk and has determined that these will be collectible.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable Sales Agreement

The Company is party to an Uncommitted Receivables Purchase Agreement (“Agreement”) with Bank of the West (“Bank”), whereby from time-to-time the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $75 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow.

As of March 31, 2021, the Company had factored $72.0 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of March 31, 2021, the Company had collected $16.0 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2021 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2020	Adjustments	Impairments	Currency	2021

TTEC Digital	$128,211	$10	$—	$(504)	$127,717
TTEC Engage	235,291	—	—	(146)	235,145
Total	$363,502	$10	$—	$(650)	$362,862

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2021, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2021, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands and net of tax):

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Aggregate unrealized net gain/(loss) at beginning of period	$8,431	$4,182
Add: Net gain/(loss) from change in fair value of cash flow hedges	(3,773)	(7,913)
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,059	110
Aggregate unrealized net gain/(loss) at end of period	$5,717	$(3,621)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2021 and December 31, 2020 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2021	Amount	Amount		12 months	Through
Canadian Dollar	1,400	$1,059		100%	July 2021
Philippine Peso	5,645,000	109,143	(1)	58.3%	December 2023
Mexican Peso	1,009,500	45,454		56.2%	December 2023
		$155,656

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2021 and December 31, 2020.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2021 and December 31, 2020 the total notional amounts of the Company’s forward contracts used as fair value hedges were $27.8 million and $35.5 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$5,430	$40
Other long-term assets	2,657	—
Other current liabilities	(156)	(106)
Other long-term liabilities	(206)	—
Total fair value of derivatives, net	$7,725	$(66)

	December 31, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,939	$103
Other long-term assets	4,528	—
Other current liabilities	(73)	(118)
Other long-term liabilities	(4)	—
Total fair value of derivatives, net	$11,390	$(15)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,059	$110

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$1,431	$151

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(337)	$(330)

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

The following presents information as of March 31, 2021 and December 31, 2020 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2021, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2021 and December 31, 2020, the Company had $339.0 million and $385.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2021 outstanding borrowings accrued interest at an average rate of 1.1% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2021, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2021 and December 31, 2020 (in thousands):

As of March 31, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$7,725	$—	$7,725
Fair value hedges	—	(66)	—	(66)
Total net derivative asset (liability)	$—	$7,659	$—	$7,659

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,390	$—	$11,390
Fair value hedges	—	(15)	—	(15)
Total net derivative asset (liability)	$—	$11,375	$—	$11,375

The following is a summary of the Company’s fair value measurements as of March 31, 2021 and December 31, 2020 (in thousands):

As of March 31, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$7,659	$—
Total assets	$—	$7,659	$—

Liabilities
Deferred compensation plan liability	$—	$(25,781)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(18,909)
Total liabilities	$—	$(25,781)	$(18,909)

Redeemable noncontrolling interest	$—	$—	$(54,674)

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

Contingent Consideration - The Company recorded contingent consideration related to the acquisitions of VF US and VF ASEAN. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The contingent payable for VF ASEAN was calculated using a Monte Carlo simulation including a discount rate of 18.4%. The measurements were based on significant inputs not observable in the market. The Company will record interest expense each quarter using the effective interest method until the future value of these contingent payments reaches the expected total future value.

During the first, second and fourth quarters of 2020, the Company recorded fair value adjustments to the contingent consideration associated with the acquisition of FCR LLC based on decreased estimates of EBITDA which caused the estimated payable to decrease. Accordingly, a $3.3 million decrease, a $1.1 million decrease and a $1.8 million decrease to the payable were recorded as of March 31, 2020, June 30, 2020 and December 31, 2020, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, the final calculated contingent consideration for FCR was zero.

During the fourth quarter of 2020 and the first quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase and $0.9 million increase, to the payables were recorded as of December 31, 2020 and March 31, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2021, the expected future contingent consideration for the VF US and VF ASEAN acquisitions is $18.9 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2020	Acquisitions	Payments	Adjustments	2021

VF US	$14,085	$—	$—	481	$14,566
VF ASEAN	3,947	—	—	396	4,343
Total	$18,032	$—	$—	$877	$18,909

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

As of March 31, 2021, the Company had $15.5 million of gross deferred tax assets (after a $20.3 million valuation allowance) and a net deferred tax asset of $9.1 million (after deferred tax liabilities of $6.4 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

In accordance with ASC 740, during the third quarter of 2020 the Company recorded a liability of $1.7 million related to an uncertain tax position.

The effective tax rate for the three months ended March 31, 2021 and 2020 was 22.5% and 29.2%, respectively.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first quarter of 2020, changes to the valuation allowance were recorded in the amounts of $0.3 million, for deferred tax assets that did not meet the “more-likely-than-not” standard. In the second quarter of 2020, changes to the valuation allowance were recorded in the amount of $0.9 million for assets that were redetermined to meet the “more-likely-than-not” standard. In the first quarter of 2021, a change to the valuation allowance was recorded in the amount of $2.4 million for assets that did not meet the “more-likely-than-not” standard.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2021 and 2022. The aggregate effect on income tax expense for the three months ended March 31, 2021 and 2020 was approximately $1.1 million and $1.4 million benefit, respectively, which had an impact on diluted net income per share of $0.02 and $0.03, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During 2021 and 2020, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs. TTEC determined it would close several delivery centers servicing the Engage segment and the expenses related to early termination fees and cease use lease accruals were recorded. This expense was included in the Restructuring charges, net in the Consolidated Statements of Comprehensive Income (Loss).

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reduction in force
TTEC Digital	$—	$207
TTEC Engage	—	236
Total	$—	$443

	Three Months Ended March 31,
	2021	2020
Facility exit and other charges
TTEC Digital	$8	$—
TTEC Engage	394	95
Total	$402	$95

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2020	$156	$543	$699
Expense	—	402	402
Payments	—	(502)	(502)
Change due to foreign currency	—	1	1
Change in estimates	—	—	—
Balance as of March 31, 2021	$156	$444	$600

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

During the second quarter of 2020, a $3.0 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third and fourth quarters of 2020, a total of $1.6 million was paid and a $0.3 million reduction in expense was recorded. During the first quarter of 2021, a total of $0.3 million was paid and a $0.1 million reduction in expense was recorded. The accrual is expected to be paid or extinguished during the next six months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2021 and 2020, the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $2.4 million and $0.7 million, respectively, across the TTEC Digital and TTEC Engage segments.

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On March 25, 2021, the Company entered into a Fifth Amendment to its Amended and Restated Credit Agreement and Amended and Restated Security Agreement originally dated as of June 3, 2013, (collectively, the “Credit Facility”) to increase the total commitments by $300 million to $1.2 billion by exercising the accordion feature that was included in the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swingline and fronting lender. The Credit Facility matures on February 14, 2024. The $300 million increase is in the form of a term loan, which can be prepaid anytime and will become due February 14, 2024, contemporaneously with the expiration of the revolving line of credit.

The maximum commitment under the Credit Facility is $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by a rate per annum as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which remained unchanged from the 2016 Credit Facility, except that the Company is now obligated to maintain a maximum net leverage ratio of 3.50 to 1.00, and a minimum interest coverage ratio of 2.50 to 1.00. The Credit Agreement permits accounts receivable factoring up to the greater of $75 million or 25 percent of the average book value of all accounts receivable over the most recent twelve-month period.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”); plus in each case a margin of 0% to 0.875% based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.875% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2021 and December 31, 2020, the Company had borrowings of $339.0 million and $385.0 million, respectively, under its Credit Facility, and its average daily utilization was $446.1 million and $397.7 million for the three months ended March 31, 2021 and 2020, respectively. The Company had increased borrowings under the Credit Facility from late March 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings had been repaid. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $855 million as of March 31, 2021. As of March 31, 2021, the Company was in compliance with all covenants and conditions under its Credit Agreement.

In early April 2021, the Company drew down approximately $500 million of the availability on the Credit Facility in order to provide funding for the Company’s acquisition of Avtex Solutions, Holdings LLC. (See Note 2).

Letters of Credit

As of March 31, 2021, outstanding letters of credit under the Credit Facility totaled $2.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2021, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.5 million.

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

The components of lease expense for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Location in Statements of	Three Months Ended March 31,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,804	$1,916
Interest on lease liabilities - finance leases	Interest expense	40	56
Operating lease cost (cost resulting from lease payments)	Cost of services	10,439	12,038
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	606	542
Operating lease cost (cost resulting from lease payments)	Restructuring	240	—
Operating lease cost (cost resulting from lease payments)	Impairment	1,697	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	310	242
Short-term lease cost	Cost of services	966	997
Variable lease cost (cost excluded from lease payments)	Cost of services	318	—
Less: Sublease income	Selling, general and administrative	(228)	(182)
Less: Sublease income	Other income (expense), net	(676)	(496)
Total lease cost		$15,516	$15,113

Other supplementary information for the three months ended March 31, 2021 and 2020 are as follows (dollar values in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease - operating cash flows	$14	$19
Finance lease - financing cash flows	$1,792	$2,132
Operating lease - operating cash flows (fixed payments)	$13,498	$14,137
New ROU assets - operating leases	$3,362	$6,548
Modified ROU assets - operating leases	$—	$—
New ROU assets - finance leases	$95	$508

	March 31, 2021	December 31, 2020
Weighted average remaining lease term - finance leases	2.34 years	2.46 years
Weighted average remaining lease term - operating leases	3.60 years	3.73 years
Weighted average discount rate - finance leases	1.72%	1.64%
Weighted average discount rate - operating leases	6.88%	6.95%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating and financing lease right-of-use assets and lease liabilities within the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

Description	Location in Balance Sheet	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$112,129	$120,820
Finance lease assets	Property, plant and equipment, net	10,947	12,659
Total leased assets		$123,076	$133,479

Liabilities
Current
Operating	Current operating lease liabilities	$43,043	$43,651
Finance	Other current liabilities	5,558	6,193
Non-current
Operating	Non-current operating lease liabilities	89,967	98,277
Finance	Other long-term liabilities	3,766	4,763
Total lease liabilities		$142,334	$152,884

The future minimum operating lease and finance lease payments required under non-cancelable leases as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

March 31, 2021

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$49,738	$(3,500)	$5,609
Year 2	45,668	(3,488)	2,150
Year 3	26,224	(2,947)	1,402
Year 4	16,167	(2,940)	355
Year 5	6,467	(2,695)	—
Thereafter	7,581	—	—
Total minimum lease payments	$151,845	$(15,570)	$9,516
Less imputed interest	(18,835)		(192)
Total lease liability	$133,010		$9,324

December 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,120	$(3,500)	$6,237
Year 2	46,913	(3,489)	2,740
Year 3	31,085	(3,123)	1,631
Year 4	17,338	(2,905)	579
Year 5	8,288	(2,940)	—
Thereafter	8,397	(490)	—
Total minimum lease payments	$163,141	$(16,447)	$11,187
Less imputed interest	(21,213)		(231)
Total lease liability	$141,928		$10,956

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

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020

Deferred revenue	$19,203	$17,434
Deferred compensation plan	25,781	23,858
Other	55,170	54,893
Total	$100,154	$96,185

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Three Months Ended March 31,
	2021	2020
Noncontrolling interest, January 1	$13,060	$13,186
Net income attributable to noncontrolling interest	2,908	2,216
Dividends distributed to noncontrolling interest	(2,385)	(1,850)
Foreign currency translation adjustments	126	(516)
Noncontrolling interest, March 31	$13,709	$13,036

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(29,298)	(7,913)	258	(36,953)
Amounts reclassified from accumulated other comprehensive income (loss)	—	110	(131)	(21)
Net current period other comprehensive income (loss)	(29,298)	(7,803)	127	(36,974)

Accumulated other comprehensive income (loss) at March 31, 2020	$(136,778)	$(3,621)	$(2,809)	$(143,208)

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(5,879)	(3,773)	108	(9,544)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,059	(72)	987
Net current period other comprehensive income (loss)	(5,879)	(2,714)	36	(8,557)

Accumulated other comprehensive income (loss) at March 31, 2021	$(84,018)	$5,717	$(2,412)	$(80,713)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2021	2020	(Loss) Classification
Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$1,431	$151	Revenue
Tax effect	(372)	(41)	Provision for income taxes
	$1,059	$110	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(80)	$(146)	Cost of services
Tax effect	8	15	Provision for income taxes
	$(72)	$(131)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020

Shares used in basic earnings per share calculation	46,743	46,498
Effect of dilutive securities:
Restricted stock units	612	315
Performance-based restricted stock units	—	—
Total effects of dilutive securities	612	315
Shares used in dilutive earnings per share calculation	47,355	46,813

For the three months ended March 31, 2021 and 2020, there were Restricted Stock Units (“RSUs“) of zero and 66 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2021 and 2020, the Company recognized total equity-based compensation expense of $4.0 million and $2.9 million, respectively. Of this total compensation expense, $1.3 million and $1.0 million were recognized in Cost of services and $2.7 million and $1.9 million were recognized in Selling, general and administrative during the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock Unit Grants

During the three months ended March 31, 2021 and 2020, the Company granted 44,471 and 112,915 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $3.3 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $28.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2021 and 2020.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.5 million for the three months ended March 31, 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(17)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2021 and 2020, the Company expensed $0.3 million and $0.1 million, respectively, to Avion and Airmax for services provided to the Company. There was $255 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2021.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company. Welltok, Inc. is a partner with the Company in a joint venture Welltok TTEC Communications, LLC. During the three months ended March 31, 2021 and 2020, the Company recorded revenue of $0.5 million and $0.9 million, respectively, in connection with work performed through the joint venture.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, are the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; our dependance on 3rd parties for our cloud solutions, the impact of COVID-19 on our business and our clients’ business, risks inherent in our rapid transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risks related to our technology, including cybersecurity, the reliability of our information technology infrastructure and our ability to consistently deliver uninterrupted service to our clients; the risk related to our international operations; the risks related to legal impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws and healthcare, financial and public sector specific regulations, our ability to comply with these laws timely, and cost of wage and hour litigation in the United States; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® Customer Experience as a Service, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, ML, RPA, analytics, cybersecurity, customer relationship management ("CRM"), knowledge management, journey orchestration and traditional voice solutions. Our end-to-end platform differentiates us from many competitors by combining design, strategic consulting, best-in-class technology, data analytics, process optimization, system integration and operational excellence. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments and disruptive growth companies on a global scale.

During 2021, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 58,500 consultants, technologists, and CX professionals.

Our revenue for first quarter 2021 was $539.2 million, approximately $63.6 million, or 12% which came from our TTEC Digital segment and $475.6 million, or 88%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for both mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with consulting, data analytics, insights, and technology-enabled, outcomes-focused services.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider, an acquisition in the first quarter of 2020 of an autonomous customer experience and intelligent automation solutions provider and an acquisition in the fourth quarter of 2019 of a provider of customer care, social media community management, content moderation, technical support and business process solutions for rapidly growing businesses in early stages of their lifecycle.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Early in second quarter of 2020, we transitioned approximately 80% of our employee population to a work from home environment. Those employees who were considered essential and could not operate effectively while remote work in our brick-and-mortar sites, but most continue to work from home. For those sites that continue to stay opened during the pandemic, we have taken extensive measures to protect the health and safety of our employees, in accordance with the recommendations and guidelines provided by the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, the U.S. Occupational Safety Association, and local governments in jurisdictions where our customer experience centers are located.

Although our business experienced some impacts of COVID-19 in the first half of 2020, our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our delivery centers allowed us to mitigate potentially more severe impacts and positioned us to continue supporting our commercial and public sector clients without interruptions and provide them with additional support as they experienced surge volumes of customer, patient and citizen COVID-19 related engagement. Through the period ended March 31, 2021 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and some of our COVID-19 specific work has transitioned to more traditional business activities for the same clients, there continues to be uncertainty about our COVID-19 and non-COVID-19 related business as the pandemic continues around the globe and some locations where we deliver business are experiencing ongoing COVID-19 infection surges, related lockdown and business interruption. We cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from highly disbursed employee population working remotely and our delivery sites that could not be replaced with work from home delivery, unpredictable lockdown decisions in some jurisdictions where we do business, certain seasonal weather cycles and their potential impacts on power grid and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

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

Additional information with respect to our segments and geographic footprint is included in Part I, Item 1. Financial Statements, Note 3 to the Consolidated Financial Statements.

Financial Highlights

In the first quarter of 2021, our revenue increased $107.0 million, or 24.8%, to $539.2 million over the same period in 2020 including an increase of $7.1 million, or 1.7%, due to foreign currency fluctuations. The increase in revenue was comprised of a $121.0 million, or 34.1%, increase for TTEC Engage offset by a $14.0 million, or 18.0%, decrease for TTEC Digital.

Our first quarter 2021 income from operations increased $32.7 million, or 80.3%, to $73.4 million or 13.6% of revenue, compared to $40.7 million or 9.4% of revenue in the first quarter of 2020. The change in operating income is comprised of a number of factors across the segments. The TTEC Engage operating income expanded with a 127.3% improvement over the same period last year primarily based on the increase in revenue including volumes in our financial services, commercial and public sector clients experiencing spikes in customer interactions related to COVID-19, and grant income received to offset salaries and rent expenses. The TTEC Digital operating income decreased 59% due to the reduction in the large multi-year government contract offset by increases from the 2020 acquisitions and continued growth in the cloud revenue platform.

Income from operations in the first quarter of 2021 and 2020 included $3.9 million and $1.2 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries, serve clients based in the U.S. and in other countries with 23,500 workstations, representing 57% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 29% of our revenue for the first quarter of 2021, as compared to 34% of our revenue for the corresponding period in 2020.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2021, the total production workstations for our TTEC Engage segment was 41,458 and the overall capacity utilization in our centers was 64% versus 73% in the prior year period. The utilization is lower than the previous year primarily due to COVID-19 protocols requiring the distancing of associates which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 20,942, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 127%.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2021 and 2020 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$63,587	$77,556	$(13,969)	(18.0)%
Operating Income	4,202	10,258	(6,056)	(59.0)%
Operating Margin	6.6%	13.2%

The decrease in revenue for the TTEC Digital segment was related to increases in the cloud platform and the systems integration practice, including the acquisitions of Voice Foundry and Serendebyte, offset by reductions in the large multi-year government contract and in the legacy facility based training business, which the Company has exited. Excluding the large multi-year government contract, the TTEC Digital revenue has increased 23% year over year.

The operating income decline is primarily attributable to the reduction in the large multi-year government contract offset by increases in the cloud platform and system integration practice and the exit of the legacy facility based training business. The operating income as a percentage of revenue decreased to 6.6% in the first quarter of 2021 as compared to 13.2% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $1.2 million and $0.6 million for the quarters ended March 31, 2021 and 2020, respectively.

TTEC Engage

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$475,632	$354,657	$120,975	34.1%
Operating Income	69,222	30,458	38,764	127.3%
Operating Margin	14.6%	8.6%

The increase in revenue for the TTEC Engage segment was due to a net increase of $127.2 million in client programs including certain surge programs for several clients in connection with the COVID-19 pandemic and a $6.5 million increase due to foreign currency fluctuations, offset by a decrease for program completions of $12.7 million.

The operating income increased primarily due to the growth in revenue, revenue mix, and increased profitability in several offerings. Included in the first quarter of 2021 is a $6.0 million increase to operating income due to grants received related to COVID-19 relief, which was offset by $3.0 million of restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 14.6% in the first quarter of 2021 as compared to 8.6% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $3.3 million and $3.3 million for the quarters ended March 31, 2021 and 2020, respectively.

Interest Income (Expense)

For the three months ended March 31, 2021, interest income decreased to $0.2 million from $0.4 million in the same period in 2020. Interest expense decreased to $1.8 million during 2021 from $9.6 million during 2020 due to higher utilization of the line of credit, offset by lower interest rates and a $6.5 million decrease in the charge related to the future purchase of the remaining 30% interest in Motif, Inc. versus the prior year period, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the three months ended March 31, 2021, Other income (expense), net decreased to net expense of $0.8 million from net income of $3.4 million during the prior year quarter.

Included in the three months ended March 31, 2021 and 2020 were a $0.9 million expense and a $3.3 million benefit, respectively, related to the fair value adjustment of contingent consideration for two acquisitions (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 22.5%. This compares to an effective tax rate of 29.2% for the comparable period of 2020. The effective tax rate for the three months ended March 31, 2021 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $1.0 million benefit related to restructuring, $2.4 million of expense related to changes in valuation allowances, a $2.8 million benefit related to equity compensation, and a $1.2 million benefit related to the amortization of purchased intangibles, the Company’s effective tax rate for the first quarter of 2021 would have been 23.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2021, we generated positive operating cash flows of $69.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

In early April 2021, we drew down approximately $500 million of the availability on the Credit Facility in order to provide funding for the acquisition of Avtex Solutions, Holdings LLC.

During the first quarter 2020, we borrowed $350 million under our revolving credit facility as a precautionary measure to provide additional liquidity during the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. During September 2020, this additional borrowing was repaid.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2021 and 2020.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $144.2 million and $132.9 million as of March 31, 2021 and December 31, 2020, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2021 and 2020, net cash flows provided by operating activities was $ 69.8 million and $62.2 million, respectively. The increase is primarily due to a $25.8 million increase in net cash income from operations offset by a $18.1 million reduction in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2021 and 2020, net cash flows used in investing activities was $11.8 million and $22.0 million, respectively. The decrease was due to a $5.2 million decrease in capital expenditures and a $5.0 million decrease related to acquisitions.

Cash Flows from Financing Activities

For the three months ended March 31, 2021 and 2020, net cash flows (used in) provided by financing activities was $(54.2) million and $403.7 million, respectively. The change in net cash flows from 2020 to 2021 was primarily due to a $456.0 million net million reduction in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased slightly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in net cash from operations offset by a decrease in working capital and lower capital expenditures. Free cash flow was $58.2 million and $45.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$69,787	$62,165
Less: Purchases of property, plant and equipment	11,565	16,813
Free cash flow	$58,222	$45,352

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2020 Form 10-K filing on March 1, 2021 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2021 to be between 3.1% and 3.3% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance for existing assets. The anticipated level of 2021 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2021, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 41.8% and 36.0% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 8 to 21 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some contracts with our five largest clients expire between 2021 and 2023, but most of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2021, we had $339.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2021, interest accrued at a rate of approximately 1.1% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2021 and 2020, revenue associated with this foreign exchange risk was 17% and 20% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2021 and December 31, 2020 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2021	Amount	Amount		12 months	Through
Canadian Dollar	1,400	$1,059		100%	July 2021
Philippine Peso	5,645,000	109,143	(1)	58.3%	December 2023
Mexican Peso	1,009,500	45,454		56.2%	December 2023
		$155,656

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2021 and December 31, 2020.

The fair value of our cash flow hedges as of March 31, 2021 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2021	Next 12 Months
Canadian Dollar	$56	$56
Philippine Peso	5,845	3,969
Mexican Peso	1,824	1,248
	$7,725	$5,273

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2020 reflects changes in the currency translation between the U.S dollar and Mexican Peso.

We recorded net gains of $1.4 million and $0.2 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2021 and 2020, respectively. These gains (losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2021 and 2020, approximately 14% and 17%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2021 or December 31, 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2021, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2021, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended March 31, 2021. As of March 31, 2021 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.1	Equity Purchase Agreement, dated as of March 1, 2021, by and among NEPAS Holdings, LLC, Avtex Solutions Holdings, LLC and TTEC Digital LLC (incorporated by reference as Exhibit 10.1 to TTEC’s Form 8-K filed on March 3, 2021)	8-K	10.1	March 3, 2021

10.89	Employment Agreement between TTEC Digital LLC and George S. Demou (incorporated by reference as Exhibit 10.89 to TTEC’s Form 8-K filed on April 9, 2021)	8-K	10.89	April 9, 2021

10.95*

Fifth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 4, 2021	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 4, 2021	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer