Form 10-Q
period 2021-06-30
TTEC Holdings, Inc.
filed 2021-08-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐   No ☑

As of July 29, 2021, there were 46,985,329 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$174,742	$132,914
Accounts receivable, net of allowance of $5,940 and $5,067	354,662	378,397
Prepaids and other current assets	131,566	104,597
Income and other tax receivables	46,091	40,894
Total current assets	707,061	656,802

Long-term assets
Property, plant and equipment, net	168,685	178,706
Operating lease assets	106,735	120,820
Goodwill	733,940	363,502
Deferred tax assets, net	19,606	15,081
Other intangible assets, net	227,553	112,059
Other long-term assets	74,048	69,438
Total long-term assets	1,330,567	859,606
Total assets	$2,037,628	$1,516,408

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$66,858	$66,658
Accrued employee compensation and benefits	156,585	163,658
Other accrued expenses	44,319	55,915
Income tax payable	11,781	19,709
Deferred revenue	82,754	39,956
Current operating lease liabilities	42,891	43,651
Other current liabilities	5,022	6,623
Total current liabilities	410,210	396,170

Long-term liabilities
Line of credit	834,000	385,000
Deferred tax liabilities, net	6,064	7,747
Non-current income tax payable	20,706	22,291
Non-current operating lease liabilities	83,146	98,277
Other long-term liabilities	96,401	96,185
Total long-term liabilities	1,040,317	609,500
Total liabilities	1,450,527	1,005,670

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	54,800	52,976

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,893,465 and 46,737,033 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	469	467
Additional paid-in capital	358,423	360,293
Treasury stock at cost; 35,158,788 and 35,315,220 shares as of June 30, 2021 and December 31, 2020, respectively	(598,627)	(601,214)
Accumulated other comprehensive income (loss)	(78,328)	(72,156)
Retained earnings	834,967	757,312
Noncontrolling interest	15,397	13,060
Total stockholders’ equity	532,301	457,762
Total liabilities, stockholders’ equity and mezzanine equity	$2,037,628	$1,516,408

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$554,794	$453,081	$1,094,013	$885,294

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	400,323	337,306	788,983	658,863
Selling, general and administrative	61,300	47,360	114,057	97,194
Depreciation and amortization	24,916	18,660	45,376	37,532
Restructuring charges, net	1,725	793	2,126	1,331
Impairment losses	700	—	4,217	696
Total operating expenses	488,964	404,119	954,759	795,616

Income from operations	65,830	48,962	139,254	89,678

Other income (expense)
Interest income	230	491	409	855
Interest expense	(3,381)	(3,104)	(5,183)	(12,696)
Other income (expense), net	1,047	(1,761)	249	1,635
Total other income (expense)	(2,104)	(4,374)	(4,525)	(10,206)

Income before income taxes	63,726	44,588	134,729	79,472

Provision for income taxes	(11,353)	(11,039)	(27,332)	(21,238)

Net income	52,373	33,549	107,397	58,234

Net income attributable to noncontrolling interest	(5,004)	(2,224)	(9,610)	(5,375)

Net income attributable to TTEC stockholders	$47,369	$31,325	$97,787	$52,859

Other comprehensive income (loss)
Net income	$52,373	$33,549	$107,397	$58,234
Foreign currency translation adjustments	2,263	10,980	(3,490)	(18,834)
Derivative valuation, gross	219	5,101	(3,446)	(5,448)
Derivative valuation, tax effect	(59)	(1,317)	892	1,429
Other, net of tax	(24)	119	12	246
Total other comprehensive income (loss)	2,399	14,883	(6,032)	(22,607)
Total comprehensive income (loss)	54,772	48,432	101,365	35,627

Less: Comprehensive income attributable to noncontrolling interest	(3,668)	(1,867)	(6,702)	(3,567)

Comprehensive income attributable to TTEC stockholders	$51,104	$46,565	$94,663	$32,060

Weighted average shares outstanding
Basic	46,840	46,619	46,792	46,559
Diluted	47,409	46,861	47,388	46,838

Net income per share attributable to TTEC stockholders
Basic	$1.01	$0.67	$2.09	$1.14
Diluted	$1.00	$0.67	$2.06	$1.13

Dividends declared and not paid per share outstanding	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2020 and 2021

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2020	46,597	$466	$(603,531)	$355,734	$(143,208)	$778,909	$13,036	$401,406	$53,367
Net income	—	—	—	—	—	31,325	1,664	32,989	560
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	99
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(3,000)	(3,000)	—
Foreign currency translation adjustments	—	—	—	—	10,777	—	203	10,980	—
Derivatives valuation, net of tax	—	—	—	—	3,784	—	—	3,784	—
Vesting of restricted stock units	85	1	1,414	(2,823)	—	—	—	(1,408)	—
Equity-based compensation expense	—	—	—	3,057	—	—	—	3,057	—
Other, net of tax	—	—	—	—	119	—	—	119	—
Balance as of June 30, 2020	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2021	46,819	$468	$(599,851)	$359,030	$(80,713)	$787,598	$13,709	$480,241	$54,674
Net income	—	—	—	—	—	47,369	3,654	51,023	1,350
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(1,980)	(1,980)	(1,224)
Foreign currency translation adjustments	—	—	—	—	2,249	—	14	2,263	—
Derivatives valuation, net of tax	—	—	—	—	160	—	—	160	—
Vesting of restricted stock units	74	1	1,224	(3,978)	—	—	—	(2,753)	—
Equity-based compensation expense	—	—	—	3,371	—	—	—	3,371	—
Other, net of tax	—	—	—	—	(24)	—	—	(24)	—
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800

Six months ended June 30, 2020 and 2021

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	52,859	3,880	56,739	1,495
Dividends to shareholders ($0.34 per common share)	—	—	—	—	—	(15,843)	—	(15,843)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	3,849
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(4,850)	(4,850)	(241)
Foreign currency translation adjustments	—	—	—	—	(18,521)	—	(313)	(18,834)	—
Derivatives valuation, net of tax	—	—	—	—	(4,019)	—	—	(4,019)	—
Vesting of restricted stock units	193	2	3,197	(6,417)	—	—	—	(3,218)	—
Equity-based compensation expense	—	—	—	5,976	—	—	—	5,976	—
Other, net of tax	—	—	—	—	246	—	—	246	—
Balance as of June 30, 2020	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	97,787	6,562	104,349	3,048
Dividends to shareholders ($0.43 per common share)	—	—	—	—	—	(20,132)	—	(20,132)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(4,365)	(4,365)	(1,224)
Foreign currency translation adjustments	—	—	—	—	(3,630)	—	140	(3,490)	—
Derivatives valuation, net of tax	—	—	—	—	(2,554)	—	—	(2,554)	—
Vesting of restricted stock units	156	2	2,587	(9,269)	—	—	—	(6,680)	—
Equity-based compensation expense	—	—	—	7,399	—	—	—	7,399	—
Other, net of tax	—	—	—	—	12	—	—	12	—
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$107,397	$58,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,376	37,532
Amortization of contract acquisition costs	350	205
Amortization of debt issuance costs	447	366
Imputed interest expense and fair value adjustments to contingent consideration	1,046	1,941
Provision for credit losses	155	607
(Gain) loss on disposal of assets	386	17
Loss on dissolution of subsidiary	—	2,467
Impairment losses	4,217	696
Deferred income taxes	(5,522)	3,289
Excess tax benefit from equity-based awards	(3,340)	(403)
Equity-based compensation expense	7,399	5,976
(Gain) loss on foreign currency derivatives	21	114
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	48,515	(26,007)
Prepaids and other assets	3,175	30,287
Accounts payable and accrued expenses	(18,062)	35,572
Deferred revenue and other liabilities	(58,721)	(45,615)
Net cash provided by operating activities	132,839	105,278

Cash flows from investing activities
Proceeds from sale of long-lived assets	29	16
Purchases of property, plant and equipment, net of acquisitions	(23,593)	(31,915)
Acquisitions, net of cash acquired of $18,638 and $3,123, respectively	(481,718)	(4,421)
Net cash used in investing activities	(505,282)	(36,320)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	449,000	410,000
Payments on other debt	(3,522)	(4,356)
Payments of contingent consideration and hold back payments to acquisitions	(11,517)	(48,686)
Dividends paid to shareholders	(20,132)	(15,843)
Payments to noncontrolling interest	(5,589)	(5,091)
Tax payments related to issuance of restricted stock units	(6,680)	(3,218)
Payments of debt issuance costs	(1,102)	(35)
Net cash provided by financing activities	400,458	332,771

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,930)	(4,645)

Increase in cash, cash equivalents and restricted cash	26,085	397,084
Cash, cash equivalents and restricted cash, beginning of period	159,015	105,591
Cash, cash equivalents and restricted cash, end of period	$185,100	$502,675

Supplemental disclosures
Cash paid for interest	$4,637	$5,924
Cash paid for income taxes	$46,723	$10,605
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$625	$1,599
Acquisition of equipment through increase in accounts payable, net	$(2,727)	$(2,169)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, or “the Company”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 58,500 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$174,742	$132,914
Restricted cash included in "Prepaid and other current assets"	10,358	26,101
Restricted cash included in "Other noncurrent assets"	—	—
Total	$185,100	$159,015

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASC 740), which is intended to simplify various aspects related to income tax accounting. The ASU is effective for interim and annual periods beginning on or after December 15, 2020, with early adoption permitted. The Company adopted the new guidance effective January 1, 2021 and the adoption had no effect on the financial statements or related disclosures during the quarter.

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

(2)ACQUISITIONS AND DIVESTITURES

Avtex

On April 8, 2021, the Company acquired, through its subsidiary TTEC Digital, LLC, 100% of the outstanding stock of Avtex Solutions, Holdings LLC (“Avtex”). Avtex is an end-to-end customer experience and CXaaS solutions provider with offerings in Genesys and Microsoft cloud solutions. The business is operated as part of the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $500.0 million ($490.0 million base purchase price plus cash, less debt and working capital estimate). The Avtex transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company used cash from operations and drew down on its Credit Facility to fund the acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$18,638
Accounts receivable, net	25,342
Prepaid expenses	30,541
Current income tax receivables	93
Net fixed assets	3,162
Right of use assets	3,210
Other Assets	468
Tradename	5,300
Intellectual property intangible	770
Customer relationships	123,760
Goodwill	370,883
$582,167

Accounts payable	$22,563
Accrued employee compensation	4,325
Accrued expenses	250
Right of use liability - current	543
Deferred revenue	51,542
Accrued income taxes	332
Right of use liability - noncurrent	2,667
$82,222

Total purchase price	$499,945

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of the valuation and tax returns, thus are subject to revisions that may result in adjustments to the value presented above.

The Avtex customer relationships, intellectual property intangible, and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 9, 3, and 1 years, respectively. The goodwill recognized from the Avtex acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Avtex are reported within the TTEC Digital segment from the date of acquisition.

Voice Foundry

On August 5, 2020, TTEC Digital, LLC, a subsidiary of the Company, closed the first phase of the acquisition of the Voice Foundry business by acquiring 100% of the business’s net assets in the U.S. and U.K., (the “VF US Transaction”). Voice Foundry is a preferred Amazon Connect cloud contact center service and implementation partner. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, a $3.2 million expense, a $0.5 million expense and a $0.2 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on revised estimates of EBITDA performance for 2021. These expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $7.4 million and was paid in April 2021. As of June 30, 2021, the value of the accrual is $7.4 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Total cash paid at acquisition was $15.2 million. The VF ASEAN transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF ASEAN Transaction includes two contingent payments over the next two years with each payment having a maximum value of $2.2 million based on VF ASEAN’s EBITDA performance for 2020 and 2021. The Company finalized the net working capital adjustment for $0.2 million which will be paid from Voice Foundry during the third quarter of 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 18.4%, a volatility rate of 50%, and an adjusted risk-free rate of 1.6%. Based on the model, a $2.8 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, a $1.2 million expense, a $0.4 million expense and a $0.1 million benefit, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on estimates of EBITDA performance for 2020 and 2021. These expenses/benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $2.2 million and was paid in April 2021. As of June 30, 2021, the value of the accrual is $2.1 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

In the second quarter of 2021, the Company finalized the valuation for VF ASEAN for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The VF ASEAN customer relationships and tradename are being amortized over useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF ASEAN acquisition is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF ASEAN are reported within the TTEC Digital segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Serendebyte

On February 7, 2020, the Company acquired, through its subsidiary TTEC Digital, LLC, 70% of the outstanding shares of capital stock of Serendebyte Inc., a Delaware corporation (“the Serendebyte Transaction”). Serendebyte is an autonomous customer experience and intelligent automation solutions provider based in India, the United States, and Canada. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2021 and 2020 noted above contributed revenues of $68.7 million and net income of $5.2 million, inclusive of $6.2 million of acquired intangible amortization, to the Company for the six months ended June 30, 2021.

The unaudited proforma financial results for the six months ended June 30, 2021 and 2020, combines the consolidated results of the Company, Avtex, Voice Foundry US, Voice Foundry ASEAN and Serendebyte assuming the acquisitions had been completed on January 1, 2020. The reported revenue and net income of $1,094.0 million and $97.8 million would have been $1,141.0 million and $100.6 million for the six months ended June 30, 2021, respectively, on an unaudited proforma basis.

For 2020, the reported revenue and net income of $885.3 million and $52.9 million would have been $977.3 million and $58.3 million for the six months ended June 30, 2020, respectively, on an unaudited basis.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$108,017	$(22)	$107,995	$8,489	$9,565
TTEC Engage	446,799	—	446,799	16,427	56,265
Total	$554,816	$(22)	$554,794	$24,916	$65,830

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$77,168	$(25)	$77,143	$3,278	$14,376
TTEC Engage	375,938	—	375,938	15,382	34,586
Total	$453,106	$(25)	$453,081	$18,660	$48,962

Six Months Ended June 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$171,626	$(44)	$171,582	$12,377	$13,767
TTEC Engage	922,431	—	922,431	32,999	125,487
Total	$1,094,057	$(44)	$1,094,013	$45,376	$139,254

Six Months Ended June 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$154,949	$(250)	$154,699	$6,566	$24,634
TTEC Engage	730,595	—	730,595	30,966	65,044
Total	$885,544	$(250)	$885,294	$37,532	$89,678

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Capital Expenditures
TTEC Digital	$1,898	$2,888	$3,430	$5,326
TTEC Engage	10,130	12,214	20,163	26,589
Total	$12,028	$15,102	$23,593	$31,915

	June 30, 2021	December 31, 2020
Total Assets
TTEC Digital	$850,321	$277,365
TTEC Engage	1,187,307	1,239,043
Total	$2,037,628	$1,516,408

	June 30, 2021	December 31, 2020
Goodwill
TTEC Digital	$498,843	$128,211
TTEC Engage	235,097	235,291
Total	$733,940	$363,502

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
United States	$372,851	$312,310	$731,180	$589,988
Philippines	102,472	79,269	204,724	170,373
Latin America	27,354	23,352	56,791	48,450
Europe / Middle East / Africa	27,640	17,361	53,557	34,304
Asia Pacific / India	16,404	13,725	32,571	28,893
Canada	8,073	7,064	15,190	13,286
Total	$554,794	$453,081	$1,094,013	$885,294

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2021; this client operates in the financial services industry and is included in the TTEC Engage segment. This client contributed 14.2% and 8.3% of total revenue for the six months ended June 30, 2021 and 2020, respectively. The Company had no clients that contributed in excess of 10% of total revenue for the six months ended June 30, 2020. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2021.

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

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$4,997	$5,402	$5,067	$5,452
Provision for credit losses	135	445	155	607
Uncollectible receivables written-off	(178)	(107)	(261)	(285)
Effect of foreign currency	(2)	55	(9)	21
Acquisition	988	—	988	—
Balance, end of period	$5,940	$5,795	$5,940	$5,795

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of June 30, 2021 and December 31, 2020, TTEC had approximately $2.7 million in pre-petition accounts receivables outstanding related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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

As of June 30, 2021, the Company had factored $64.3 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of June 30, 2021, the Company had collected $10.4 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2021 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2020	Adjustments	Impairments	Currency	2021

TTEC Digital	$128,211	$370,883	—	(251)	$498,843
TTEC Engage	235,291	—	—	(194)	235,097
Total	$363,502	$370,883	$—	$(445)	$733,940

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2021, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2021, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Aggregate unrealized net gain/(loss) at beginning of period	$5,717	$(3,621)	$8,431	$4,182
Add: Net gain/(loss) from change in fair value of cash flow hedges	(1,194)	3,726	(4,967)	(4,187)
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,354	58	2,413	168
Aggregate unrealized net gain/(loss) at end of period	$5,877	$163	$5,877	$163

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2021 and December 31, 2020 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2021	Amount	Amount		12 months	Through
Canadian Dollar	350	$265		100.0%	July 2021
Philippine Peso	7,512,000	146,467	(1)	53.3%	May 2024
Mexican Peso	1,204,500	53,733		44.3%	December 2024
		$200,465

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2021 and December 31, 2020.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2021 and December 31, 2020 the total notional amounts of the Company’s forward contracts used as fair value hedges were $26.7 million and $35.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$5,460	$29
Other long-term assets	2,716	—
Other current liabilities	(129)	(51)
Other long-term liabilities	(102)	—
Total fair value of derivatives, net	$7,945	$(22)

	December 31, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,939	$103
Other long-term assets	4,528	—
Other current liabilities	(73)	(118)
Other long-term liabilities	(4)	—
Total fair value of derivatives, net	$11,390	$(15)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,354	$58

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$1,830	$79

	Three Months Ended June 30,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$375	$(14)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$2,413	$168

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$3,260	$230

	Six Months Ended June 30,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$38	$(343)

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

The following presents information as of June 30, 2021 and December 31, 2020 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2021, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or the London Interbank Offered Rate (“LIBOR”) plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2021 and December 31, 2020, the Company had $834.0 million and $385.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2021 outstanding borrowings accrued interest at an average rate of 1.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2021, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2021 and December 31, 2020 (in thousands):

As of June 30, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$7,945	$—	$7,945
Fair value hedges	—	(22)	—	(22)
Total net derivative asset (liability)	$—	$7,923	$—	$7,923

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,390	$—	$11,390
Fair value hedges	—	(15)	—	(15)
Total net derivative asset (liability)	$—	$11,375	$—	$11,375

The following is a summary of the Company’s fair value measurements as of June 30, 2021 and December 31, 2020 (in thousands):

As of June 30, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$7,923	$—
Total assets	$—	$7,923	$—

Liabilities
Deferred compensation plan liability	$—	$(27,826)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(9,478)
Total liabilities	$—	$(27,826)	$(9,478)

Redeemable noncontrolling interest	$—	$—	$(54,800)

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

During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, $0.9 million increase and $0.2 million increase, to the payables were recorded as of December 31, 2020, March 31, 2021 and June 30, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2021, the expected future contingent consideration for the VF US and VF ASEAN acquisitions is $9.5 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2020	Acquisitions	Payments	Adjustments	2021

VF US	$14,085	$—	$(7,414)	$719	$7,390
VF ASEAN	3,947	—	(2,186)	327	2,088
Total	$18,032	$—	$(9,600)	$1,046	$9,478

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

As of June 30, 2021, the Company had $19.6 million of gross deferred tax assets (after a $20.5 million valuation allowance) and a net deferred tax asset of $13.5 million (after deferred tax liabilities of $6.0 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

In accordance with ASC 740, during the third quarter of 2020 the Company recorded a liability of $1.7 million related to an uncertain tax position.

The effective tax rate for the three and six months ended June 30, 2021 was 17.8% and 20.3%, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 24.8% and 26.7%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2017, 2018 and 2020, Ireland for 2018 through 2020 and the state of Florida for tax years 2017 to 2019. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2021 and 2022. The aggregate effect on income tax expense for the three months ended June 30, 2021 and 2020 was approximately $2.6 million benefit and $(0.3) million expense, respectively, which had an impact on diluted net income per share of $0.05 and $(0.01), respectively. The aggregate effect on income tax expense for the six months ended June 30, 2021 and 2020 was approximately $3.7 million and $1.2 million benefit, respectively, which had an impact on diluted net income per share of $0.08 and $0.02, respectively.

(9)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During 2021 and 2020, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, the workforce in certain locations, and related management in both segments to better align the capacity and workforce with current business needs. TTEC determined it would close several delivery centers servicing the Engage segment and the expenses related to early termination fees and cease use lease accruals were recorded. This expense was included in the Restructuring charges, net in the Consolidated Statements of Comprehensive Income (Loss).

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2021 and 2020, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Reduction in force
TTEC Digital	$858	$114	$858	$321
TTEC Engage	(58)	3	(58)	239
Total	$800	$117	$800	$560

Facility exit and other charges
TTEC Digital	$—	$—	$8	$—
TTEC Engage	925	676	1,319	771
Total	$925	$676	$1,327	$771

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2020	$156	$543	$699
Expense	884	1,327	2,211
Payments	(80)	(1,184)	(1,264)
Change due to foreign currency	—	1	1
Change in estimates	(84)	—	(84)
Balance as of June 30, 2021	$876	$687	$1,563

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The remaining restructuring and other accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Severance Charges

In the normal course of business, the Company will pay severance to terminated employees related to programs that are ending when such employees are no longer needed and cannot be repurposed to a new program.

During the second quarter of 2020, a $3.0 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third and fourth quarters of 2020, a total of $1.6 million was paid and a $0.3 million reduction in expense was recorded. During the first and second quarters of 2021, a total of $0.4 million was paid and a $0.6 million reduction in expense was recorded. The accrual is expected to be paid or extinguished during the next six months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2021 the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $0.2 million and $0.7 million, respectively, across the TTEC Digital and TTEC Engage segments. During the three and six months ended June 30, 2020 the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of zero and $0.7 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2021 and December 31, 2020, the Company had borrowings of $834.0 million and $385.0 million, respectively, under its Credit Facility, and its average daily utilization was $662.8 million and $548.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company had increased borrowings under the Credit Facility from late March 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings had been repaid. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $360 million as of June 30, 2021. As of June 30, 2021, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2021, outstanding letters of credit under the Credit Facility totaled $2.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2021, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.4 million.

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

The components of lease expense for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Location in Statements of	Three Months Ended June 30,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,710	$1,928
Interest on lease liabilities - finance leases	Interest expense	36	52
Operating lease cost (cost resulting from lease payments)	Cost of services	10,101	11,642
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	721	858
Operating lease cost (cost resulting from lease payments)	Restructuring	401	—
Operating lease cost	Impairment	223	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	310	287
Short-term lease cost	Cost of services	1,001	883
Variable lease cost (cost excluded from lease payments)	Cost of services	319	(284)
Less: Sublease income	Selling, general and administrative	(214)	(212)
Less: Sublease income	Other income (expense), net	(636)	(616)
Total lease cost		$13,972	$14,538

	Location in Statements of	Six Months Ended June 30,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$3,514	$3,844
Interest on lease liabilities - finance leases	Interest expense	76	108
Operating lease cost (cost resulting from lease payments)	Cost of services	20,540	23,680
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,327	1,400
Operating lease cost (cost resulting from lease payments)	Restructuring	641	—
Operating lease cost	Impairment	1,920	—
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	620	529
Short-term lease cost	Cost of services	1,967	1,880
Variable lease cost (cost excluded from lease payments)	Cost of services	637	(284)
Less: Sublease income	Selling, general and administrative	(442)	(394)
Less: Sublease income	Other income (expense), net	(1,312)	(1,112)
Total lease cost		$29,488	$29,651

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Other supplementary information for the three and six months ended June 30, 2021 and 2020 are as follows (dollar values in thousands):

	Three Months Ended June 30,
	2021	2020
Finance lease - operating cash flows	$12	$17
Finance lease - financing cash flows	$1,596	$1,735
Operating lease - operating cash flows (fixed payments)	$13,176	$13,280
New ROU assets - operating leases	$4,455	$247
Modified ROU assets - operating leases	$182	$6,221
New ROU assets - finance leases	$488	$320

	Six Months Ended June 30,
	2021	2020
Finance lease - operating cash flows	$26	$36
Finance lease - financing cash flows	$3,388	$3,867
Operating lease - operating cash flows (fixed payments)	$26,674	$27,417
New ROU assets - operating leases	$7,817	$6,795
Modified ROU assets - operating leases	$182	$6,221
New ROU assets - finance leases	$583	$828

	June 30, 2021	December 31, 2020
Weighted average remaining lease term - finance leases	2.33 years	2.46 years
Weighted average remaining lease term - operating leases	3.54 years	3.73 years
Weighted average discount rate - finance leases	1.75%	1.64%
Weighted average discount rate - operating leases	6.72%	6.95%

Operating and financing lease right-of-use assets and lease liabilities within the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

Description	Location in Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$106,735	$120,820
Finance lease assets	Property, plant and equipment, net	9,724	12,659
Total leased assets		$116,459	$133,479

Liabilities
Current
Operating	Current operating lease liabilities	$42,891	$43,651
Finance	Other current liabilities	4,676	6,193
Non-current
Operating	Non-current operating lease liabilities	83,146	98,277
Finance	Other long-term liabilities	3,570	4,763
Total lease liabilities		$134,283	$152,884

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The future minimum operating lease and finance lease payments required under non-cancelable leases as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

June 30, 2021

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$48,756	$(3,476)	$4,675
Year 2	42,622	(3,471)	2,129
Year 3	23,187	(2,828)	1,335
Year 4	15,139	(2,940)	230
Year 5	4,752	(1,960)	—
Thereafter	7,730	—	—
Total minimum lease payments	$142,186	$(14,675)	$8,369
Less imputed interest	(16,149)		(123)
Total lease liability	$126,037		$8,246

December 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,120	$(3,500)	$6,237
Year 2	46,913	(3,489)	2,740
Year 3	31,085	(3,123)	1,631
Year 4	17,338	(2,905)	579
Year 5	8,288	(2,940)	—
Thereafter	8,397	(490)	—
Total minimum lease payments	$163,141	$(16,447)	$11,187
Less imputed interest	(21,213)		(231)
Total lease liability	$141,928		$10,956

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income will be recognized on a straight-line basis over the term of the sub-lease through 2026. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ended on May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ends July 31, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ends June 14, 2023.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020

Deferred revenue	$22,123	$17,434
Deferred compensation plan	27,826	23,858
Deferred social security taxes	16,983	15,986
Other	29,469	38,907
Total	$96,401	$96,185

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Six Months Ended June 30,
	2021	2020
Noncontrolling interest, January 1	$13,060	$13,186
Net income attributable to noncontrolling interest	6,562	3,880
Dividends distributed to noncontrolling interest	(4,365)	(4,850)
Foreign currency translation adjustments	140	(313)
Noncontrolling interest, June 30	$15,397	$11,903

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(18,521)	(4,187)	510	(22,198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	168	(264)	(96)
Net current period other comprehensive income (loss)	(18,521)	(4,019)	246	(22,294)

Accumulated other comprehensive income (loss) at June 30, 2020	$(126,001)	$163	$(2,690)	$(128,528)

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(3,630)	(4,967)	156	(8,441)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,413	(144)	2,269
Net current period other comprehensive income (loss)	(3,630)	(2,554)	12	(6,172)

Accumulated other comprehensive income (loss) at June 30, 2021	$(81,769)	$5,877	$(2,436)	$(78,328)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2021	2020	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$1,830	$79	Revenue
Tax effect	(476)	(21)	Provision for income taxes
	$1,354	$58	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(80)	$(147)	Cost of services
Tax effect	8	15	Provision for income taxes
	$(72)	$(132)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2021	2020	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$3,260	$230	Revenue
Tax effect	(847)	(62)	Provision for income taxes
	$2,413	$168	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(160)	$(294)	Cost of services
Tax effect	16	30	Provision for income taxes
	$(144)	$(264)	Net income (loss)

(15)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Shares used in basic earnings per share calculation	46,840	46,619	46,792	46,559
Effect of dilutive securities:
Restricted stock units	569	242	596	279
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	569	242	596	279
Shares used in dilutive earnings per share calculation	47,409	46,861	47,388	46,838

For the three months ended June 30, 2021 and 2020, there were Restricted Stock Units (“RSUs”) of one thousand and 64 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, there were RSUs of two thousand and 64 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, ended 2021 and 2020, the Company recognized total equity-based compensation expense of $3.3 million and $7.4 million and $3.1 million and $6.0 million, respectively. Of this total compensation expenses, $1.1 million and $2.5 million were recognized in Cost of services and $2.2 million and $4.9 million were recognized in Selling, general and administrative during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized compensation expense of $1.1 million and $2.0 million in Cost of services and $2.0 million and $4.0 million in Selling, general and administrative, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the six months ended June 30, 2021 and 2020, the Company granted 11,656 and 130,885 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $2.6 million and $5.9 million for the three and six months ended June 30, 2021, respectively. The Company recognized compensation expense related to RSUs of $2.7 million and $5.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was approximately $27.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2021. The Company recognized compensation expense related to PRSUs of $0.35 million and $0.70 million, respectively, for the three and six months ended June 30, 2020.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2021.

(17)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2021 and 2020, the Company expensed $0.5 million and $0.2 million, respectively, to Avion and Airmax for services provided to the Company. There was $77 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2021.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company. Welltok, Inc. is a partner with the Company in a joint venture Welltok TTEC Communications, LLC. During the six months ended June 30, 2021 and 2020, the Company recorded revenue of $0.9 million and $1.8 million, respectively, in connection with work performed through the joint venture.

Ms. Regina M. Paolillo is a member of the board of directors of Unisys, a global information technology company. During the six months ended June 30, 2021, the Company recorded revenue of $0.3 million in connection with services performed for Unisys.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Item 1A. Risk Factors of this report and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; our dependence on 3rd parties for our cloud solutions; the impact of COVID-19 on our business and our clients’ business; risks inherent in our transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risks related to our technology, including the reliability of our information technology infrastructure and risks related to cybersecurity in general and criminal activity such as ransomware and other malware, in particular, which may impact our ability to consistently deliver uninterrupted service to our clients; the risk related to our international operations; the risks related to legal impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws and healthcare, financial and public sector specific regulations, our ability to comply with these laws timely, and cost of wage and hour litigation in the United States; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

Our revenue for second quarter 2021 was $554.8 million, approximately $108.0 million, or 19.5% which came from our TTEC Digital segment and $446.8 million, or 80.5%, which came from our TTEC Engage segment.

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

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 575 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

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

Although our business experienced some impacts of COVID-19 in the first half of 2020, our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our delivery centers allowed us to mitigate potentially more severe impacts and positioned us to continue supporting our commercial and public sector clients without interruptions and provide them with additional support as they experienced surge volumes of customer, patient and citizen COVID-19 related engagement. Through the period ended June 30, 2021 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and some of our COVID-19 specific work has transitioned to more traditional business activities for the same clients, there continues to be uncertainty about our COVID-19 and non-COVID-19 related business as the pandemic continues around the globe, and some locations where we deliver business are experiencing ongoing COVID-19 infection surges, related lockdown and business interruption. We cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely and our delivery sites that could not be replaced with work from home delivery, unpredictable lockdown decisions in some jurisdictions where we do business, certain seasonal weather cycles and their potential impacts on power grid and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

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

Financial Highlights

In the second quarter of 2021, our revenue increased $101.7 million, or 22.4%, to $554.8 million over the same period in 2020 including an increase of $10.4 million, or 2.3%, due to foreign currency fluctuations. The increase in revenue was comprised of a $70.9 million, or 18.8%, increase for TTEC Engage and a $30.9 million, or 40.0%, increase for TTEC Digital.

Our second quarter 2021 income from operations increased $16.9 million, or 34.5%, to $65.8 million or 11.9% of revenue, compared to $49.0 million or 10.8% of revenue in the second quarter of 2020. The change in operating income is comprised of a number of factors across the segments. The TTEC Engage operating income expanded with a 62.7% improvement over the same period last year primarily based on the increase in revenue including volumes in our financial services, commercial and public sector clients experiencing spikes in customer interactions including COVID-19 specific volumes, a reduction in healthcare expenses, and grant income received to offset salaries and rent expenses. The TTEC Digital operating income decreased 33.5% due to a reduction in the large multi-year government contract and increased amortization of acquisition related intangible assets, partially offset by the 2021 and 2020 acquisitions which accelerated growth in the cloud revenue platform.

Income from operations in the second quarter of 2021 and 2020 included $2.4 million and $0.8 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries, serve clients based in the U.S. and in other countries with 23,650 workstations, representing 59% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 30% of our revenue for the second quarter of 2021, as compared to 29% of our revenue for the corresponding period in 2020.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2021, the total production workstations for our TTEC Engage segment was 40,300 and the overall capacity utilization in our centers was 62% versus 68% in the prior year period. The utilization is lower than the previous year primarily due to COVID-19 protocols requiring the distancing of associates which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 20,800, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 120%.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home vs. brick and mortar delivery centers. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2021 and 2020 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$107,995	$77,143	$30,852	40.0%
Operating Income	9,565	14,376	(4,811)	(33.5)%
Operating Margin	8.9%	18.6%

The increase in revenue for the TTEC Digital segment was driven by increases in the cloud platform and the systems integration practice, including the acquisitions of Avtex and Voice Foundry, offset by reductions in the large multi-year government contract. Excluding the large multi-year government contract, the TTEC Digital revenue has increased 107% year over year.

The operating income decrease is primarily attributable to a reduction in the large multi-year government contract, additional amortization of acquisition related intangible assets and $0.9 million of restructuring charges, partially offset by the acquisitions of Avtex and Voice Foundry, increases in the cloud platform and system integration practice. The operating income as a percentage of revenue decreased to 8.9% in the second quarter of 2021 as compared to 18.6% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $5.7 million and $0.6 million for the quarters ended June 30, 2021 and 2020, respectively.

TTEC Engage

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$446,799	$375,938	$70,861	18.8%
Operating Income	56,265	34,586	21,679	62.7%
Operating Margin	12.6%	9.2%

The increase in revenue for the TTEC Engage segment was due to a net increase of $75.0 million in client programs including certain COVID-19 pandemic related programs for several clients and a $9.2 million increase due to foreign currency fluctuations, offset by a decrease for program completions of $13.3 million.

The operating income increased primarily due to the growth in revenue, revenue mix, and increased profitability in several offerings. Included in the second quarter of 2021 is a $2.0 million increase to operating income due to grants received related to COVID-19 relief and a $5.3 million reduction in healthcare expenses, which was offset by $1.6 million of restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 12.6% in the second quarter of 2021 as compared to 9.2% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $3.3 million and $3.3 million for the quarters ended June 30, 2021 and 2020, respectively.

Interest Income (Expense)

For the three months ended June 30, 2021 interest income decreased to $0.2 million from $0.5 million in the same period in 2020. Interest expense increased to $3.4 million during 2021 from $3.1 million during 2020 due to higher utilization of the line of credit.

Other Income (Expense)

For the three months ended June 30, 2021 Other income (expense), net increased to net income of $1.0 million from net expense of $1.8 million during the prior year quarter.

Included in the three months ended June 30, 2021 and 2020 were a $0.2 million expense and a $1.1 million benefit, respectively, related to the fair value adjustment of contingent consideration for two acquisitions.

Included in the three months ended June 30, 2020 was a $2.5 million expense related to the dissolution of a subsidiary, and the related removal of the Accumulated other comprehensive income (loss).

See Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the three months ended June 30, 2021 was 17.8%. This compares to an effective tax rate of 24.8% for the comparable period of 2020. The effective tax rate for the three months ended June 30, 2021 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $0.5 million benefit related to restructuring, a $2.4 million benefit related to equity compensation, a $2.3 million benefit related to the amortization of purchased intangibles and $0.2 million of expense related to other items, the Company’s normalized tax rate for the second quarter of 2021 was 21.4%.

Results of Operations

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2021 and 2020 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$171,582	$154,699	$16,883	10.9%
Operating Income	13,767	24,634	(10,867)	(44.1)%
Operating Margin	8.0%	15.9%

The increase in revenue for the TTEC Digital segment was driven by significant increases in the cloud platform and the systems integration practice including acquisitions of Avtex and Voice Foundry, offset by reductions in the large multi-year governmental contract, and the legacy facility based training business and the middle east consulting practice, both of which the Company has exited. Excluding the large multi-year government contract, the TTEC Digital revenue has increased 64% year over year.

The operating income reduction is primarily attributable to a reduction in the large multi-year governmental contract and increased amortization of acquisition related intangible assets partially offset by the increased revenue due to the acquisitions and other revenue increases as well as the exit of the less profitable facilities based training and middle east consulting practices. The operating income as a percentage of revenue decreased to 8.0% for the six months ended June 30, 2021 as compared to 15.9% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $6.9 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

TTEC Engage

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$922,431	$730,595	$191,836	26.3%
Operating Income	125,487	65,044	60,443	92.9%
Operating Margin	13.6%	8.9%

The increase in revenue for the TTEC Engage segment was due to a net increase of $214.1 million in client programs including certain COVID-19 pandemic related programs for several clients, and a $15.7 million increase due to foreign currency fluctuations offset by a decrease for program completions of $38.0 million.

The operating income increased in line with improved revenue including growth in revenue, revenue mix, and increased profitability in several offerings. Included in 2021 is a $8.0 million increase to operating income due to grants received related to COVID-19 relief. Partially offsetting these increases was a net $5.5 million in restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1, Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased to 13.6% for the six months ended June 30, 2021 as compared to 8.9% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $6.6 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively.

Interest Income (Expense)

For the six months ended June 30, 2021 interest income decreased to $0.4 million from $0.9 million in the same period in 2020. Interest expense decreased to $5.2 million during 2021 from $12.7 million during 2020 due to higher utilization of the line of credit offset by lower interest rates, and a $6.3 million decrease period over period in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the six months ended June 30, 2021 Other income (expense), net decreased to net income of $0.2 million from net income of $1.6 million during the prior year period.

Included in the six months ended June 30, 2021 was a $0.7 million expense related to the fair value adjustments of contingent consideration for two acquisitions.

Included in the six months ended June 30, 2020 was a $4.3 million benefit related to the fair value adjustments of contingent consideration for an acquisition, offset by a $2.5 million expense related to the deconsolidation of three subsidiaries and the related removal of the Accumulated other comprehensive income (loss).

See Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the six months ended June 30, 2021 was 20.3%. This compared to an effective tax rate of 26.7% for the comparable period of 2020. The effective tax rate for the six months ended June 30, 2021 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. Without a $1.6 million benefit from restructuring expenses, $2.4 million of expense related to changes in valuation allowances, a $3.5 million benefit related to the amortization of purchased intangibles, a $5.3 million benefit related to equity-based compensation, and $0.2 million of expense related to other items, the Company’s normalized tax rate for 2021 was 22.6%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2021, we generated positive operating cash flows of $132.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of our global cash and cash equivalents. Our cash is held in the U.S. in U.S. dollars, and outside of the U.S. in U.S. dollars and foreign currencies. We expect to use our cash to fund working capital, global operations, dividends, acquisitions, and other strategic activities. While there are no assurances, we believe our global cash is well protected given our cash management practices, banking partners and utilization of diversified bank deposit accounts and other quality investments.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2021 and 2020.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $174.7 million and $132.9 million as of June 30, 2021 and December 31, 2020, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2021 and 2020, net cash flows provided by operating activities was $132.8 million and $105.3 million, respectively. The increase is primarily due to a $46.9 million increase in net cash income from operations offset by a $19.3 million reduction in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 and 2020, net cash flows used in investing activities was $505.3 million and $36.3 million, respectively. The increase was due to a $477.3 million increase related to acquisitions offset by a $8.3 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2021 and 2020, net cash flows (used in) provided by financing activities was $400.5 million and $332.8 million, respectively. The change in net cash flows from 2020 to 2021 was primarily due to a $39.0 million net million increase in the line of credit and a $37.2 million decrease in payments of contingent consideration offset by a $4.3 million increase in shareholder dividends.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased slightly for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in net cash from operations offset by a decrease in working capital and lower capital expenditures. Free cash flow was $109.2 million and $73.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$63,052	$43,113	$132,839	$105,278
Less: Purchases of property, plant and equipment	12,028	15,102	23,593	31,915
Free cash flow	$51,024	$28,011	$109,246	$73,363

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2020 Form 10-K filing on March 1, 2021 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2021 to be between 2.9% and 3.1% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance for existing assets. The anticipated level of 2021 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2021, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 36.4% and 39.9% of our consolidated revenue for the three months ended June 30, 2021 and 2020, respectively and 39.0% and 37.1% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 15 to 21 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2021, we had $834.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2021, interest accrued at a rate of approximately 1.3% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2021 and 2020, revenue associated with this foreign exchange risk was 17% and 19% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2021 and December 31, 2020 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2021	Amount	Amount		12 months	Through
Canadian Dollar	350	$265		100.0%	July 2021
Philippine Peso	7,512,000	146,467	(1)	53.3%	May 2024
Mexican Peso	1,204,500	53,733		44.3%	December 2024
		$200,465

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2021 and December 31, 2020.

The fair value of our cash flow hedges as of June 30, 2021 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2021	Next 12 Months
Canadian Dollar	$18	$18
Philippine Peso	5,256	3,484
Mexican Peso	2,671	1,829
	$7,945	$5,331

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2020 reflects changes in the currency translation between the U.S. dollar and Mexican Peso.

We recorded net gains of $2.4 million and $0.2 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2021 and 2020, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2021 and 2020, approximately 14% and 15%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2021 or December 31, 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2021, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk factors, in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. In addition to the risk factors identified in our 2020 Annual Report, please consider the following revised risk factor.

Cyberattacks, cyber fraud, and unauthorized information disclosure could harm our reputation, result in liability and service outages, any of which could adversely affect our business and results of operations

Our business involves the use, storage, and transmission of information about our clients, their customers, and our employees. We also monitor and support information systems for certain clients through cloud-based and on-client-premises managed services model. While we take reasonable measures to protect the security of and unauthorized access to our systems and to our clients’ systems; and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not be adequate to prevent the improper access to these systems or disclosure of information stored on these systems. Such unauthorized access or disclosure could subject TTEC to significant liability under relevant law or our contracts and could harm our reputation, resulting in impacts on our results of operations, loss of future revenue and business opportunities. These risks may further increase as our business model now includes higher percentage of work from home delivery, in addition to our traditional delivery through customer experience centers.

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers, cybercriminals and state actors launching a broad range of ransomware, data exfiltration, and other cyberattacks targeting information technology systems. Information security breaches, computer viruses, service interruption, loss of business data, DDoS (distributed denial of service) attacks, ransomware and other cyberattacks on any of our systems or on our clients’ systems that we manage could disrupt our normal operations of customer experience centers, our remote customer experience service delivery, our cloud platform digital offerings, our clients’ on-premise managed service offerings, and our enterprise services, impeding our ability to provide critical services to our clients.

On July 2, 2021, our subsidiary Avtex Solutions, LLC (“Avtex”) and some of its clients experienced a ransomware attack as part of a global supply chain compromise that impacted thousands of companies worldwide and is believed to have been orchestrated by a Russian-based REvil cybercriminal group. The attack exploited a vulnerability in a Kaseya VSA remote monitoring software that Avtex utilized in its managed services solution (“Kaseya REvil attack”). TTEC systems and TTEC’s client support environments, outside of Avtex, were not impacted by the Kaseya REvil attack. Utilizing its standard cyber incident response protocols, TTEC recovered Avtex’s operating environment within hours of the attack and restored Avtex to full operating capacity by July 3, 2021. Over the course of the following weeks, the Company assisted Avtex’s affected clients in restoring their systems to full operations.  While we believe that we have remediated the immediate consequences of the incident, cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with investigations, contractual claims, performance penalties, litigation, future business cancelations and other losses. Any perception by existing and prospective clients that our systems or the information system environments that we support for our clients are not secure could result in a material loss of business and revenue and damage our reputation and competitiveness.

As others in many industries, we are experiencing an increase in frequency of cyber-fraud attempts, such as so-called “social engineering” attacks and phishing scams, which typically seek unauthorized money transfers or information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are growing in sophistication, may not deceive our employees, resulting in a material loss.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2021, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended June 30, 2021. As of June 30, 2021 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.27*	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 3, 2021

10.28*	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement effective July 1, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 3, 2021	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 3, 2021	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer