Form 10-Q
period 2021-09-30
TTEC Holdings, Inc.
filed 2021-11-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐   No ☑

As of November 3, 2021, there were 46,989,197 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2021 FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	1

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Mezzanine Equity as of and for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

SIGNATURES		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$148,853	$132,914
Accounts receivable, net of allowance of $6,046 and $5,067	349,382	378,397
Prepaids and other current assets	180,574	104,597
Income and other tax receivables	55,159	40,894
Total current assets	733,968	656,802

Long-term assets
Property, plant and equipment, net	171,508	178,706
Operating lease assets	97,866	120,820
Goodwill	736,398	363,502
Deferred tax assets, net	15,068	15,081
Other intangible assets, net	218,556	112,059
Other long-term assets	70,769	69,438
Total long-term assets	1,310,165	859,606
Total assets	$2,044,133	$1,516,408

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$84,464	$66,658
Accrued employee compensation and benefits	174,272	163,658
Other accrued expenses	81,268	55,915
Income tax payable	7,138	19,709
Deferred revenue	88,870	39,956
Current operating lease liabilities	42,643	43,651
Other current liabilities	5,488	6,623
Total current liabilities	484,143	396,170

Long-term liabilities
Line of credit	805,000	385,000
Deferred tax liabilities, net	5,603	7,747
Non-current income tax payable	19,141	22,291
Non-current operating lease liabilities	73,172	98,277
Other long-term liabilities	96,919	96,185
Total long-term liabilities	999,835	609,500
Total liabilities	1,483,978	1,005,670

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	55,194	52,976

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,988,762 and 46,737,033 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	470	467
Additional paid-in capital	356,727	360,293
Treasury stock at cost; 35,063,491 and 35,315,220 shares as of September 30, 2021 and December 31, 2020, respectively	(597,051)	(601,214)
Accumulated other comprehensive income (loss)	(98,423)	(72,156)
Retained earnings	827,317	757,312
Noncontrolling interest	15,921	13,060
Total stockholders’ equity	504,961	457,762
Total liabilities, stockholders’ equity and mezzanine equity	$2,044,133	$1,516,408

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$566,734	$492,980	$1,660,747	$1,378,274

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	447,786	368,405	1,236,769	1,027,268
Selling, general and administrative	67,426	49,473	181,483	146,667
Depreciation and amortization	25,280	19,522	70,655	57,054
Restructuring charges, net	485	1,233	2,612	2,564
Impairment losses	(268)	948	3,949	1,644
Total operating expenses	540,709	439,581	1,495,468	1,235,197

Income from operations	26,025	53,399	165,279	143,077

Other income (expense)
Interest income	171	566	580	1,421
Interest expense	(3,504)	(2,755)	(8,687)	(15,451)
Other income (expense), net	3,288	(18,663)	3,537	(17,028)
Total other income (expense)	(45)	(20,852)	(4,570)	(31,058)

Income before income taxes	25,980	32,547	160,709	112,019

Provision for income taxes	(7,939)	(8,415)	(35,271)	(29,653)

Net income	18,041	24,132	125,438	82,366

Net income attributable to noncontrolling interest	(3,606)	(2,766)	(13,216)	(8,141)

Net income attributable to TTEC stockholders	$14,435	$21,366	$112,222	$74,225

Other comprehensive income (loss)
Net income	$18,041	$24,132	$125,438	$82,366
Foreign currency translation adjustments	(14,186)	28,679	(17,676)	9,845
Derivative valuation, gross	(8,314)	5,350	(11,760)	(98)
Derivative valuation, tax effect	2,164	(1,415)	3,056	14
Other, net of tax	23	130	35	376
Total other comprehensive income (loss)	(20,313)	32,744	(26,345)	10,137
Total comprehensive income (loss)	(2,272)	56,876	99,093	92,503

Less: Comprehensive income attributable to noncontrolling interest	(2,549)	(2,749)	(9,251)	(6,316)

Comprehensive income (loss) attributable to TTEC stockholders	$(4,821)	$54,127	$89,842	$86,187

Weighted average shares outstanding
Basic	46,984	46,732	46,857	46,617
Diluted	47,348	47,031	47,372	46,885

Net income per share attributable to TTEC stockholders
Basic	$0.31	$0.46	$2.40	$1.59
Diluted	$0.30	$0.45	$2.37	$1.58

Dividends declared and not paid per share outstanding	$0.47	$0.40	$0.47	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2020 and 2021

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2020	46,682	$467	$(602,117)	$355,968	$(128,528)	$810,234	$11,903	$447,927	$54,026
Net income	—	—	—	—	—	21,366	2,501	23,867	265
Dividends to shareholders ($0.40 per common share)	—	—	—	—	—	(18,694)	—	(18,694)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(1,890)	(1,890)	(1,287)
Foreign currency translation adjustments	—	—	—	—	28,431	—	248	28,679	—
Derivatives valuation, net of tax	—	—	—	—	3,935	—	—	3,935	—
Vesting of restricted stock units	53	1	863	(2,102)	—	—	—	(1,238)	—
Equity-based compensation expense	—	—	—	3,495	—	—	—	3,495	—
Other, net of tax	—	—	—	—	130	—	—	130	—
Balance as of September 30, 2020	46,735	$468	$(601,254)	$357,361	$(96,032)	$812,906	$12,762	$486,211	$53,004

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800
Net income	—	—	—	—	—	14,435	2,767	17,202	839
Dividends to shareholders ($0.47 per common share)	—	—	—	—	—	(22,085)	—	(22,085)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,025)	(2,025)	(445)
Foreign currency translation adjustments	—	—	—	—	(13,968)	—	(218)	(14,186)	—
Derivatives valuation, net of tax	—	—	—	—	(6,150)	—	—	(6,150)	—
Vesting of restricted stock units	95	1	1,576	(6,266)	—	—	—	(4,689)	—
Equity-based compensation expense	—	—	—	4,570	—	—	—	4,570	—
Other, net of tax	—	—	—	—	23	—	—	23	—
Balance as of September 30, 2021	46,988	$470	$(597,051)	$356,727	$(98,423)	$827,317	$15,921	$504,961	$55,194

Nine months ended September 30, 2020 and 2021

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2019	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	74,225	6,381	80,606	1,760
Dividends to shareholders ($0.74 per common share)	—	—	—	—	—	(34,537)	—	(34,537)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	3,849
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(6,740)	(6,740)	(1,528)
Foreign currency translation adjustments	—	—	—	—	9,910	—	(65)	9,845	—
Derivatives valuation, net of tax	—	—	—	—	(84)	—	—	(84)	—
Vesting of restricted stock units	246	3	4,060	(8,519)	—	—	—	(4,456)	—
Equity-based compensation expense	—	—	—	9,471	—	—	—	9,471	—
Other, net of tax	—	—	—	—	376	—	—	376	—
Balance as of September 30, 2020	46,735	$468	$(601,254)	$357,361	$(96,032)	$812,906	$12,762	$486,211	$53,004

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	112,222	9,329	121,551	3,887
Dividends to shareholders ($0.90 per common share)	—	—	—	—	—	(42,217)	—	(42,217)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(6,390)	(6,390)	(1,669)
Foreign currency translation adjustments	—	—	—	—	(17,598)	—	(78)	(17,676)	—
Derivatives valuation, net of tax	—	—	—	—	(8,704)	—	—	(8,704)	—
Vesting of restricted stock units	251	3	4,163	(15,535)	—	—	—	(11,369)	—
Equity-based compensation expense	—	—	—	11,969	—	—	—	11,969	—
Other, net of tax	—	—	—	—	35	—	—	35	—
Balance as of September 30, 2021	46,988	$470	$(597,051)	$356,727	$(98,423)	$827,317	$15,921	$504,961	$55,194

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$125,438	$82,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,655	57,054
Amortization of contract acquisition costs	575	332
Amortization of debt issuance costs	719	549
Imputed interest expense and fair value adjustments to contingent consideration	1,046	1,949
Provision for credit losses	(34)	563
(Gain) loss on disposal of assets	524	77
Loss on dissolution of subsidiary	—	19,905
Impairment losses	3,949	1,644
Deferred income taxes	514	(1,153)
Excess tax benefit from equity-based awards	(5,284)	(708)
Equity-based compensation expense	11,969	9,471
(Gain) loss on foreign currency derivatives	134	(25)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	48,816	(5,450)
Prepaids and other assets	(42,455)	14,333
Accounts payable and accrued expenses	19,406	70,441
Deferred revenue and other liabilities	(60,910)	(64,564)
Net cash provided by operating activities	175,062	186,784

Cash flows from investing activities
Proceeds from sale of long-lived assets	42	16
Purchases of property, plant and equipment, net of acquisitions	(40,778)	(47,827)
Acquisitions, net of cash acquired of $18,638 and $3,123, respectively	(481,718)	(38,739)
Net cash used in investing activities	(522,454)	(86,550)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	420,000	35,000
Payments on other debt	(5,288)	(6,602)
Payments of contingent consideration and hold back payments to acquisitions	(11,517)	(48,686)
Dividends paid to shareholders	(20,132)	(15,843)
Payments to noncontrolling interest	(8,059)	(8,268)
Tax payments related to issuance of restricted stock units	(11,369)	(4,456)
Payments of debt issuance costs	(1,102)	(35)
Net cash provided by (used in) financing activities	362,533	(48,890)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,272)	(104)

Increase in cash, cash equivalents and restricted cash	8,869	51,240
Cash, cash equivalents and restricted cash, beginning of period	159,015	105,591
Cash, cash equivalents and restricted cash, end of period	$167,884	$156,831

Supplemental disclosures
Cash paid for interest	$7,827	$8,436
Cash paid for income taxes	$64,999	$33,793
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$857	$1,814
Acquisition of equipment through increase in accounts payable, net	$130	$(2,515)
Dividend declared but not paid	$22,085	$18,694

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, or “the Company”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies. TTEC helps its clients deliver frictionless customer experiences, strengthen customer relationships, brand recognition and loyalty through personalized interactions, improve their Net Promoter Score, customer satisfaction and quality assurance, and lower their total cost to serve by combining innovative digital solutions with best-in-class service capabilities to enable and deliver simplified, consistent and seamless customer experience across channels and phases of the customer lifecycle. TTEC’s 62,300 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

The Company reports its financial information based on two segments: TTEC Digital and TTEC Engage.

●	TTEC Digital provides the CX technology services and platforms to support the Company’s clients’ customer interaction delivery infrastructure. The segment designs, builds and operates the omnichannel ecosystem in a cloud, on premise, or hybrid environment, and fully integrates, orchestrates, and administers highly scalable, feature-rich CX technology applications.
●	TTEC Engage provides the CX managed services to support the Company’s clients’ end-to-end customer interaction delivery by providing the essential CX omnichannel and application technologies, human resources, recruiting, training and production, at-home or facility-based delivery infrastructure on a global scale, and engagement processes. This segment provides full-service digital, omnichannel customer engagement, supporting customer care, customer acquisition, growth and retention, and fraud detection and prevention services.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$148,853	$132,914
Restricted cash included in "Prepaid and other current assets"	19,031	26,101
Restricted cash included in "Other noncurrent assets"	—	—
Total	$167,884	$159,015

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

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”) on or before December 31, 2021. The ASU is effective from March 12, 2020, through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has not yet adopted the standard but does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

(2)ACQUISITIONS AND DIVESTITURES

Avtex

On April 8, 2021, the Company acquired, through its subsidiary TTEC Digital, LLC, 100% of the outstanding stock of Avtex Solutions Holdings, LLC (“Avtex”). Avtex is an end-to-end customer experience and CXaaS solutions provider with offerings in Genesys and Microsoft cloud solutions. The business is operated as part of the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $500.0 million ($490.0 million base purchase price plus cash, less debt and working capital estimate). The Avtex transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company used cash from operations and drew down on its Credit Facility to fund the acquisition. The Company finalized the net working capital adjustment for $0.1 million during the third quarter of 2021 which was paid by Avtex to the Company in the third quarter of 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$18,638
Accounts receivable, net	22,727
Prepaid expenses	26,357
Current income tax receivables	93
Net fixed assets	3,162
Right of use assets	3,614
Other Assets	480
Tradename	5,300
Intellectual property intangible	770
Customer relationships	124,660
Goodwill	375,669
$581,470

Accounts payable	$20,962
Accrued employee compensation	4,325
Accrued expenses	250
Right of use liability - current	678
Deferred revenue	52,031
Accrued income taxes	332
Deferred tax liability	11
Right of use liability - noncurrent	2,936
$81,525

Total purchase price	$499,945

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

VoiceFoundry

On August 5, 2020, TTEC Digital, LLC closed the first phase of the acquisition of the VoiceFoundry business by acquiring 100% of the business’s net assets in the U.S. and U.K., (the “VF US Transaction”). VoiceFoundry is a preferred Amazon Connect cloud contact center service and implementation partner. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Total cash paid at acquisition was $34.3 million. The VF US Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF US Transaction includes two contingent payments over the next two years with each payment having a maximum value of $7.4 million based on VF US’s EBITDA performance for 2020 and 2021. The Company finalized the net working capital adjustment for $0.3 million which was paid to VoiceFoundry during the first quarter of 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, a $3.2 million expense, a $0.5 million expense and a $0.2 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on revised estimates of EBITDA performance for 2021. These expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $7.4 million and was paid in April 2021. As of September 30, 2021, the value of the accrual is $7.4 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The VF US customer relationships and tradename are being amortized over useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF US Transaction is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF US are reported within the TTEC Digital segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

VoiceFoundry ASEAN

On November 4, 2020, TTEC Europe BV, a subsidiary of the Company, closed the final phase of the acquisition of the VoiceFoundry business by acquiring 100% of the issued stock of Saasy Ventures Pty Ltd. (“the VF ASEAN Transaction”). The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

Total cash paid at acquisition was $15.2 million. The VF ASEAN Transaction is subject to customary representations and warranties, holdbacks, and working capital adjustments. The VF ASEAN Transaction includes two contingent payments over the next two years with each payment having a maximum value of $2.2 million based on VF ASEAN’s EBITDA performance for 2020 and 2021. The Company finalized the net working capital adjustment for $0.2 million which was paid from VoiceFoundry during the third quarter of 2021.

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 18.4%, a volatility rate of 50%, and an adjusted risk-free rate of 1.6%. Based on the model, a $2.8 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, a $1.2 million expense, a $0.4 million expense and a $0.1 million benefit, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on estimates of EBITDA performance for 2020 and 2021. These expenses/benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $2.2 million and was paid in April 2021. As of September 30, 2021, the value of the accrual is $2.1 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The VF ASEAN customer relationships and tradename are being amortized over useful lives of 4 and 2 years, respectively. The goodwill recognized from the VF ASEAN Transaction is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will not be deductible for income tax purposes. The acquired goodwill and intangibles and operating results of VF ASEAN are reported within the TTEC Digital segment from the date of acquisition.

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

As of the closing of the Serendebyte Transaction, Serendebyte’s founder and certain members of its management continued to hold the remaining 30% interest in Serendebyte, Inc. (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Serendebyte’s founder and the management team shall have an option to sell to TTEC Digital, LLC and TTEC Digital, LLC shall have an option to purchase the Remaining Interest at a purchase price equal to a multiple of Serendebyte’s adjusted trailing twelve month EBITDA for this particular acquisition. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 35%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $3.8 million at the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets. The Company recognizes changes in the redemption value of the Redeemable noncontrolling interest immediately as they occur but does not reduce the carrying value below the carrying value determined in accordance with ASC 810 (that amount being determined based on the allocation of income or loss to the noncontrolling interest as adjusted for distributions). At each subsequent reporting date, the current redeemable value is calculated and, if necessary, an adjustment is recorded to increase or decrease the noncontrolling interest account to reflect the appropriate balance, with the corresponding adjustment to retained earnings. As of September 30, 2021, no adjustments have been recorded related to changes in the estimated redemption value.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2021 and 2020 noted above contributed revenues of $130.4 million and net income of $9.9 million, inclusive of $11.8 million of acquired intangible amortization, to the Company for the nine months ended September 30, 2021.

The unaudited proforma financial results for the nine months ended September 30, 2021 and 2020, combines the consolidated results of the Company, Avtex, VoiceFoundry US, VoiceFoundry ASEAN and Serendebyte assuming the acquisitions had been completed on January 1, 2020. The reported revenue and net income of $1,660.7 million and $112.2 million would have been $1,707.8 million and $115.0 million for the nine months ended September 30, 2021, respectively, on an unaudited proforma basis.

For 2020, the reported revenue and net income of $1,378.3 million and $74.2 million would have been $1,516.3 million and $83.7 million for the nine months ended September 30, 2020, respectively, on an unaudited basis.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$124,086	$—	$124,086	$8,936	$8,670
TTEC Engage	442,655	(7)	442,648	16,344	17,355
Total	$566,741	$(7)	$566,734	$25,280	$26,025

Three Months Ended September 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$76,571	$—	$76,571	$3,537	$13,043
TTEC Engage	416,409	—	416,409	15,985	40,356
Total	$492,980	$—	$492,980	$19,522	$53,399

Nine Months Ended September 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$295,712	$(44)	$295,668	$21,312	$22,438
TTEC Engage	1,365,086	(7)	1,365,079	49,343	142,841
Total	$1,660,798	$(51)	$1,660,747	$70,655	$165,279

Nine Months Ended September 30, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$231,520	$(250)	$231,270	$10,103	$37,677
TTEC Engage	1,147,004	—	1,147,004	46,951	105,400
Total	$1,378,524	$(250)	$1,378,274	$57,054	$143,077

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Capital Expenditures
TTEC Digital	$1,599	$1,635	$5,029	$6,961
TTEC Engage	15,586	14,277	35,749	40,866
Total	$17,185	$15,912	$40,778	$47,827

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2021	December 31, 2020
Total Assets
TTEC Digital	$849,980	$277,365
TTEC Engage	1,194,153	1,239,043
Total	$2,044,133	$1,516,408

	September 30, 2021	December 31, 2020
Goodwill
TTEC Digital	$501,965	$128,211
TTEC Engage	234,433	235,291
Total	$736,398	$363,502

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
United States	$377,211	$346,095	$1,108,390	$936,079
Philippines	100,531	82,147	305,255	252,520
Latin America	28,737	23,550	85,529	72,002
Europe / Middle East / Africa	28,891	20,772	82,447	55,077
Asia Pacific / India	16,989	14,483	49,560	43,377
Canada	14,375	5,933	29,566	19,219
Total	$566,734	$492,980	$1,660,747	$1,378,274

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2021; this client operates in the financial services industry and is included in the TTEC Engage segment. This client contributed 13.3% and 11.8% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2021.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$5,940	$5,795	$5,067	$5,452
Provision for credit losses	(189)	44	(34)	563
Uncollectible receivables written-off	302	(806)	41	(939)
Effect of foreign currency	(7)	24	(16)	(19)
Acquisition	—	—	988	—
Balance, end of period	$6,046	$5,057	$6,046	$5,057

On October 15, 2018, Sears Holding Corporation (“Sears”) announced that it had filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of September 30, 2021 and December 31, 2020, TTEC had approximately $2.7 million in pre-petition accounts receivables outstanding related to Sears; during the fourth quarter of 2018 a $2.7 million allowance for uncollectible accounts was recorded and included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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

As of September 30, 2021, the Company had factored $74.5 million of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of September 30, 2021, the Company had collected $19.0 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of September 30, 2021 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2020	Adjustments	Impairments	Currency	2021

TTEC Digital	$128,211	$375,679	$—	$(1,925)	$501,965
TTEC Engage	235,291	—	—	(858)	234,433
Total	$363,502	$375,679	$—	$(2,783)	$736,398

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2021, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2021, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Aggregate unrealized net gain/(loss) at beginning of period	$5,877	$163	$8,431	$4,182
Add: Net gain/(loss) from change in fair value of cash flow hedges	(6,850)	3,420	(11,817)	(767)
Less: Net (gain)/loss reclassified to earnings from effective hedges	700	515	3,113	683
Aggregate unrealized net gain/(loss) at end of period	$(273)	$4,098	$(273)	$4,098

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2021 and December 31, 2020 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2021	Amount	Amount		12 months	Through
Canadian Dollar	4,500	$3,533		100.0%	June 2022
Philippine Peso	7,841,000	152,318	(1)	52.8%	September 2024
Mexican Peso	1,313,500	58,641		42.9%	December 2024
		$214,492

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2021 and December 31, 2020.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2021 and December 31, 2020 the total notional amounts of the Company’s forward contracts used as fair value hedges were $28.3 million and $35.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,481	$59
Other long-term assets	678	—
Other current liabilities	(1,585)	(209)
Other long-term liabilities	(1,943)	—
Total fair value of derivatives, net	$(369)	$(150)

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$700	$515

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$947	$706

	Three Months Ended September 30,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(80)	$305

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$3,113	$683

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$4,207	$936

	Nine Months Ended September 30,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(42)	$(38)

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

The following presents information as of September 30, 2021 and December 31, 2020 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2021, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2021 and December 31, 2020, the Company had $805.0 million and $385.0 million, respectively, of borrowings outstanding under the Credit Facility. During the third quarter of 2021 outstanding borrowings accrued interest at an average rate of 1.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2021, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2021 and December 31, 2020 (in thousands):

As of September 30, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(369)	$—	$(369)
Fair value hedges	—	(150)	—	(150)
Total net derivative asset (liability)	$—	$(519)	$—	$(519)

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,390	$—	$11,390
Fair value hedges	—	(15)	—	(15)
Total net derivative asset (liability)	$—	$11,375	$—	$11,375

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of September 30, 2021 and December 31, 2020 (in thousands):

As of September 30, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(28,221)	$—
Derivative instruments, net	—	(519)	—
Contingent consideration	—	—	(9,478)
Total liabilities	$—	$(28,740)	$(9,478)

Redeemable noncontrolling interest	$—	$—	$(55,194)

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$11,375	$—
Total assets	$—	$11,375	$—

Liabilities
Deferred compensation plan liability	$—	$(23,858)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(18,032)
Total liabilities	$—	$(23,858)	$(18,032)

Redeemable noncontrolling interest	$—	$—	$(52,976)

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

During the fourth quarter of 2020, the first quarter of 2021 and the second quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, $0.9 million increase and $0.2 million increase, to the payables were recorded as of December 31, 2020, March 31, 2021 and June 30, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2021, the expected future contingent consideration for the VF US and VF ASEAN acquisitions is $9.5 million.

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

As of September 30, 2021, the Company had $15.1 million of gross deferred tax assets (after a $26.3 million valuation allowance) and a net deferred tax asset of $9.5 million (after deferred tax liabilities of $5.6 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with ASC 740, during the third quarter of 2020 the Company recorded a liability of $1.7 million related to an uncertain tax position.

The effective tax rate for the three and nine months ended September 30, 2021 was 30.6% and 21.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 25.9% and 26.5%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2017, 2018 and 2020, Ireland for 2018 through 2020, the state of California for tax years 2017 through 2018, New York City for tax years 2017 through 2019, and the state of Florida for tax years 2017 through 2019. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first quarter of 2020, changes to the valuation allowance were recorded in the amounts of $0.3 million, for deferred tax assets that did not meet the “more-likely-than-not” standard. In the second quarter of 2020, changes to the valuation allowance were recorded in the amount of $0.9 million for assets that were redetermined to meet the “more-likely-than-not” standard. In the first and third quarters of 2021, changes to the valuation allowance were recorded in the amount of $2.4 million and $6.4 million, respectively, for assets that did not meet the “more-likely-than-not” standard.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2021 and 2022. The aggregate effect on income tax expense for the three months ended September 30, 2021 and 2020 was approximately $0.5 million benefit and $1.1 million benefit, respectively, which had an impact on diluted net income per share of $0.01 and $0.02, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2021 and 2020 was approximately $4.2 million and $2.2 million benefit, respectively, which had an impact on diluted net income per share of $0.09 and $0.05, respectively.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Reduction in force
TTEC Digital	$—	$347	$858	$668
TTEC Engage	—	—	(58)	239
Total	$—	$347	$800	$907

Facility exit and other charges
TTEC Digital	$2	$90	$10	$90
TTEC Engage	483	796	1,802	1,567
Total	$485	$886	$1,812	$1,657

A rollforward of the activity in the Company’s restructuring accrual is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2020	$156	$543	$699
Expense	884	1,812	2,696
Payments	(402)	(1,934)	(2,336)
Change due to foreign currency	—	1	1
Change in estimates	(84)	—	(84)
Balance as of September 30, 2021	$554	$422	$976

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

During the second quarter of 2020, a $3.0 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third and fourth quarters of 2020, a total of $1.6 million was paid and a $0.3 million reduction in expense was recorded. During the first, second and third quarters of 2021, a total of $0.5 million was paid and a $0.6 million reduction in expense was recorded. The accrual is expected to be paid or extinguished during the next three months and thus is classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2021 the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $(0.3) million and $0.4 million, respectively, across the TTEC Digital and TTEC Engage segments. During the three and nine months ended September 30, 2020 the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $0.9 million and $1.6 million, respectively, across the TTEC Digital and TTEC Engage segments.

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On March 25, 2021, the Company entered into a Fifth Amendment to its Amended and Restated Credit Agreement and Amended (the “Credit Agreement”) and Restated Security Agreement originally dated as of June 3, 2013, (collectively, the “Credit Facility”) to increase the total commitments by $300 million to $1.2 billion by exercising the accordion feature that was included in the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swingline and fronting lender. The Credit Facility matures on February 14, 2024. The $300 million increase is in the form of a term loan, which can be prepaid anytime and will become due February 14, 2024, contemporaneously with the expiration of the revolving line of credit.

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

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month LIBOR; plus in each case a margin of 0% to 0.875% based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.875% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2021 and December 31, 2020, the Company had borrowings of $805.0 million and $385.0 million, respectively, under its Credit Facility, and its average daily utilization was $747.9 million and $597.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had increased borrowings under the Credit Facility from late March 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings had been repaid. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $390 million as of September 30, 2021. As of September 30, 2021, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2021, outstanding letters of credit under the Credit Facility totaled $2.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2021, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.4 million.

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

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Location in Statements of	Three Months Ended September 30,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,617	$1,933
Interest on lease liabilities - finance leases	Interest expense	32	49
Operating lease cost (cost resulting from lease payments)	Cost of services	9,511	11,446
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	730	530
Operating lease cost (cost resulting from lease payments)	Restructuring	428	261
Operating lease cost	Impairment	141	948
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	310	310
Short-term lease cost	Cost of services	1,186	1,029
Variable lease cost (cost excluded from lease payments)	Cost of services	306	(1)
Less: Sublease income	Selling, general and administrative	(183)	(220)
Less: Sublease income	Other income (expense), net	(636)	(676)
Total lease cost		$13,442	$15,609

	Location in Statements of	Nine Months Ended September 30,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$5,131	$5,777
Interest on lease liabilities - finance leases	Interest expense	108	157
Operating lease cost (cost resulting from lease payments)	Cost of services	30,051	35,126
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	2,057	1,493
Operating lease cost (cost resulting from lease payments)	Restructuring	1,069	697
Operating lease cost	Impairment	2,061	1,456
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	930	839
Short-term lease cost	Cost of services	3,153	2,909
Variable lease cost (cost excluded from lease payments)	Cost of services	943	(285)
Less: Sublease income	Selling, general and administrative	(625)	(614)
Less: Sublease income	Other income (expense), net	(1,948)	(1,788)
Total lease cost		$42,930	$45,767

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Other supplementary information for the three and nine months ended September 30, 2021 and 2020 are as follows (dollar values in thousands):

	Three Months Ended September 30,
	2021	2020
Finance lease - operating cash flows	$10	$17
Finance lease - financing cash flows	$1,709	$2,143
Operating lease - operating cash flows (fixed payments)	$12,777	$13,824
New ROU assets - operating leases	$682	$-
Modified ROU assets - operating leases	$2,655	$111
New ROU assets - finance leases	$—	$1,464

	Nine Months Ended September 30,
	2021	2020
Finance lease - operating cash flows	$36	$53
Finance lease - financing cash flows	$5,097	$6,010
Operating lease - operating cash flows (fixed payments)	$39,451	$41,241
New ROU assets - operating leases	$8,499	$6,795
Modified ROU assets - operating leases	$2,837	$6,332
New ROU assets - finance leases	$583	$2,292

	September 30, 2021	December 31, 2020
Weighted average remaining lease term - finance leases	2.24 years	2.46 years
Weighted average remaining lease term - operating leases	3.40 years	3.73 years
Weighted average discount rate - finance leases	1.85%	1.64%
Weighted average discount rate - operating leases	6.56%	6.95%

Operating and financing lease right-of-use assets and lease liabilities within the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

Description	Location in Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$97,866	$120,820
Finance lease assets	Property, plant and equipment, net	8,103	12,659
Total leased assets		$105,969	$133,479

Liabilities
Current
Operating	Current operating lease liabilities	$42,643	$43,651
Finance	Other current liabilities	3,669	6,193
Non-current
Operating	Non-current operating lease liabilities	73,172	98,277
Finance	Other long-term liabilities	2,999	4,763
Total lease liabilities		$122,483	$152,884

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The future minimum operating lease and finance lease payments required under non-cancelable leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

September 30, 2021

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$48,051	$(3,459)	$3,700
Year 2	38,078	(3,295)	1,997
Year 3	21,233	(2,852)	1,000
Year 4	11,934	(2,940)	102
Year 5	3,829	(1,225)	—
Thereafter	7,082	—	—
Total minimum lease payments	$130,207	$(13,771)	$6,799
Less imputed interest	(14,392)		(131)
Total lease liability	$115,815		$6,668

December 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,120	$(3,500)	$6,237
Year 2	46,913	(3,489)	2,740
Year 3	31,085	(3,123)	1,631
Year 4	17,338	(2,905)	579
Year 5	8,288	(2,940)	—
Thereafter	8,397	(490)	—
Total minimum lease payments	$163,141	$(16,447)	$11,187
Less imputed interest	(21,213)		(231)
Total lease liability	$141,928		$10,956

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

(12)OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020

Deferred revenue	$21,158	$17,434
Deferred compensation plan	28,221	23,858
Deferred social security taxes	16,983	15,986
Other	30,557	38,907
Total	$96,919	$96,185

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(13)NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest in the Company’s subsidiary (in thousands):

	Nine Months Ended September 30,
	2021	2020
Noncontrolling interest, January 1	$13,060	$13,186
Net income attributable to noncontrolling interest	9,329	6,381
Dividends distributed to noncontrolling interest	(6,390)	(6,740)
Foreign currency translation adjustments	(78)	(65)
Noncontrolling interest, September 30	$15,921	$12,762

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	(9,709)	(767)	772	(9,704)
Amounts reclassified from accumulated other comprehensive income (loss)	19,619	683	(396)	19,906
Net current period other comprehensive income (loss)	9,910	(84)	376	10,202

Accumulated other comprehensive income (loss) at September 30, 2020	$(97,570)	$4,098	$(2,560)	$(96,032)

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(17,598)	(11,817)	251	(29,164)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,113	(216)	2,897
Net current period other comprehensive income (loss)	(17,598)	(8,704)	35	(26,267)

Accumulated other comprehensive income (loss) at September 30, 2021	$(95,737)	$(273)	$(2,413)	$(98,423)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2021	2020	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$947	$706	Revenue
Tax effect	(247)	(191)	Provision for income taxes
	$700	$515	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(80)	$(147)	Cost of services
Tax effect	8	15	Provision for income taxes
	$(72)	$(132)	Net income (loss)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2021	2020	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$4,207	$936	Revenue
Tax effect	(1,094)	(253)	Provision for income taxes
	$3,113	$683	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(240)	$(441)	Cost of services
Tax effect	24	45	Provision for income taxes
	$(216)	$(396)	Net income (loss)

(15)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Shares used in basic earnings per share calculation	46,984	46,732	46,857	46,617
Effect of dilutive securities:
Restricted stock units	364	299	515	268
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	364	299	515	268
Shares used in dilutive earnings per share calculation	47,348	47,031	47,372	46,885

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2021 and 2020, there were Restricted Stock Units (“RSUs”) of four thousand and zero, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, there were RSUs of 78 thousand and 167 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(16)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2021 and 2020, the Company recognized total equity-based compensation expense of $4.6 million and $12.0 million and $3.5 million and $9.5 million, respectively. Of this total compensation expenses, $2.0 million and $4.4 million were recognized in Cost of services and $2.6 million and $7.6 million were recognized in Selling, general and administrative during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized compensation expense of $1.3 million and $3.4 million in Cost of services and $2.2 million and $6.1 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2021 and 2020, the Company granted 219,883 and 539,697 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $4.1 million and $10.0 million for the three and nine months ended September 30, 2021, respectively. The Company recognized compensation expense related to RSUs of $3.1 million and $8.5 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was approximately $37.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2021. The Company recognized compensation expense related to PRSUs of $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2020.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.2 million and $1.2 million, respectively, for the three and nine months ended September 30, 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal year 2023. Fiscal year’s 2023 revenue and adjusted operating income will determine the award amount. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2023.

(17)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2021 and 2020, the Company expensed $0.5 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $50 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2021.

Ms. Regina M. Paolillo, Chief Financial and Administrative Officer of the Company, is a member of the board of directors of Welltok, Inc., a consumer health SaaS company. Welltok, Inc. is a partner with the Company in a joint venture Welltok TTEC Communications, LLC. During the nine months ended September 30, 2021 and 2020, the Company recorded revenue of $1.2 million and $2.4 million, respectively, in connection with work performed through the joint venture.

Ms. Regina M. Paolillo is a member of the board of directors of Unisys, a global information technology company. During the nine months ended September 30, 2021, the Company recorded revenue of $0.4 million in connection with services performed for Unisys.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II, Item 1A. Risk Factors of this report and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; risks inherent in the reliability of our information technology systems; risks related to our information technology infrastructure’s cybersecurity in general, and criminal activity such as ransomware, other malware and data exfiltration or destruction in particular, which can impact our ability to consistently deliver uninterrupted service to our clients; our dependence on third parties for our cloud solutions; risks inherent in our transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risk related to our international operations; the risks related to legal and regulatory impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws, regulatory changes impacting our healthcare businesses, financial and public sector specific regulations, our ability to comply with these laws timely and cost effectively; and the cost of wage and hour litigation in the United States; the impact of the COVID-19 pandemic and post-pandemic economic and regulatory realities on our business and our clients’ business; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

During 2021, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 62,300 consultants, technologists, and CX professionals.

Our revenue for third quarter 2021 was $566.7 million, approximately $124.1 million, or 21.9% which came from our TTEC Digital segment and $442.6 million, or 78.1%, which came from our TTEC Engage segment.

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

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 725 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

Cybersecurity Incident

On September 12, 2021, TTEC experienced a ransomware incident that temporarily disrupted the Engage business segment’s client support environment. Certain TTEC systems and data became encrypted and certain TTEC data was exfiltrated or destroyed. TTEC Digital business segment’s information systems and client environment were not involved in the attack. TTEC activated its incident response and business continuity protocols, notified law enforcement, took all appropriate measures to restore its systems and was able to restore operations for many impacted clients within 72 hours of the start of the incident, and by September 17, 2021, all client facing systems were fully operational. Most clients maintained connectivity, allowing us to restart our services once we restored operations, but some clients opted to suspend our access to their networks as a security precaution until they were satisfied that the incident was contained. As of the date of this disclosure, we have returned to services with all our clients.

We recovered exfiltrated data from the unauthorized parties, and while we continue to monitor the situation, we are not currently aware of evidence that exfiltrated data was publicly released. As of the date of this disclosure, data involved in the incident has been analyzed for impact and notice obligations, appropriate regulatory notices have been made, and notices to individuals who may be impacted are in process of being delivered, consistent with the timelines prescribed by relevant jurisdictions.

With support from outside forensic experts, TTEC completed its investigation of root causes and impacts of the cybersecurity incident and is working to harden the security of its information technology environment and is taking measures to move to a ‘zero trust’ environment to protect its systems and its data. TTEC also continues to work on the restoration of certain data and systems destroyed in the incident.

The Company performed appropriate procedures to validate the accuracy and completeness of information involved in its financial reporting, and we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident.

We do not expect the temporary operational disruptions that occurred due to this incident to have a long-term impact on our operating results. We will make additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during Q4 2021 and through Q2 2022 but are not yet able to provide a reasonable estimate of the investments to be made. The incident and any failure or perceived failure by us to comply with applicable privacy laws in connection with this incident, could result in government enforcement actions, regulatory investigations, fines and penalties, which could impact our results of operations and expenses associated with the incident. Other actual and potential consequences of the incident may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part II, Item 1A Risk Factors.

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

Although our business experienced some impacts of COVID-19 in the first half of 2020, our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our delivery centers allowed us to mitigate potentially more severe impacts and positioned us to continue supporting our commercial and public sector clients without interruptions and provide them with additional support as they experienced surge volumes of customer, patient and citizen COVID-19 related engagement. Through the period ended September 30, 2021 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and some of our COVID-19 specific work has transitioned to more traditional business activities for the same clients, there continues to be uncertainty about our COVID-19 and non-COVID-19 related business as the pandemic continues around the globe, and some locations where we deliver business are experiencing ongoing COVID-19 infection surges, including as the result of the emergence of certain variant strains of the virus, related lockdown and business interruption. We cannot accurately predict the severity of the economic and operational challenges of a pro-longed COVID-19 pandemic on our clients’ businesses and its effect on the magnitude and timing of their buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely and our delivery sites that could not be replaced with work from home delivery, unpredictable lockdown decisions in some jurisdictions where we do business, certain seasonal weather cycles and their potential impacts on power grid and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

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

Financial Highlights

In the third quarter of 2021, our revenue increased $73.8 million, or 15.0%, to $566.7 million over the same period in 2020 including an increase of $3.1 million, or 0.8%, due to foreign currency fluctuations. The increase in revenue was comprised of a $26.2 million, or 6.3%, increase for TTEC Engage and a $47.5 million, or 62.1%, increase for TTEC Digital.

Our third quarter 2021 income from operations decreased $27.3 million, or 51.1%, to $26.1 million or 4.6% of revenue, compared to $53.4 million or 10.8% of revenue in the third quarter of 2020. The change in operating income is comprised of a number of factors across the segments. The TTEC Engage operating income decreased with a 56.8% decline over the same period last year primarily related to the cybersecurity incident during September 2021 which caused outages in operations for several of our Engage clients. The TTEC Digital operating income decreased 33.5% due to a reduction in a large multi-year government contract and increased amortization of acquisition related intangible assets, partially offset by the 2021 and 2020 acquisitions which accelerated growth in the cloud revenue platform.

Income from operations in the third quarter of 2021 and 2020 included $0.2 million and $2.2 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries, serve clients based in the U.S. and in other countries with 23,200 workstations, representing 58% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 31% of our revenue for the third quarter of 2021, as compared to 26% of our revenue for the corresponding period in 2020.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2021, the total production workstations for our TTEC Engage segment was 39,900 and the overall capacity utilization in our centers was 62% versus 58% in the prior year period. The utilization is higher than the previous year, however continues to be relatively low primarily due to COVID-19 protocols requiring the distancing of associates which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 21,000, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 117%.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2021 and 2020 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$124,086	$76,571	$47,515	62.1%
Operating Income	8,670	13,043	(4,373)	(33.5)%
Operating Margin	7.0%	17.0%

The increase in revenue for the TTEC Digital segment was driven by increases in the cloud platform and the systems integration practice, including the acquisitions of Avtex and VoiceFoundry, offset by reductions in a large multi-year government contract. Excluding this large multi-year government contract, the TTEC Digital revenue has increased 126% year over year.

The operating income decrease is primarily attributable to the reduction in a large multi-year government contract, and additional amortization of acquisition related intangible assets, partially offset by the acquisitions of Avtex and VoiceFoundry which drove increases in the cloud platform and system integration practice. Operating income as a percentage of revenue decreased to 7.0% in the third quarter of 2021 as compared to 17.0% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $6.0 million and $0.8 million for the quarters ended September 30, 2021 and 2020, respectively.

TTEC Engage

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$442,648	$416,409	$26,239	6.3%
Operating Income	17,355	40,356	(23,001)	(57.0)%
Operating Margin	3.9%	9.7%

The increase in revenue for the TTEC Engage segment was due to a net increase of $45.3 million in client programs and a $2.7 million increase due to foreign currency fluctuations, offset by a decrease for program completions of $21.8 million.

The operating income decreased primarily due to the cybersecurity incident during September 2021 which caused outages in operations for several of our Engage clients; total cybersecurity incident-related costs were $19.3 million. This decrease was partially offset by growth in revenue and increased profitability in several offerings. As a result, operating income as a percentage of revenue decreased to 3.9% in the third quarter of 2021 as compared to 9.7% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.3 million and $3.3 million for the quarters ended September 30, 2021 and 2020, respectively.

Interest Income (Expense)

For the three months ended September 30, 2021 interest income decreased to $0.2 million from $0.6 million in the same period in 2020. Interest expense increased to $3.5 million during 2021 from $2.8 million during 2020 due to higher utilization of the line of credit.

Other Income (Expense)

For the three months ended September 30, 2021 Other income (expense), net increased to net income of $3.3 million from net expense of $18.7 million during the prior year quarter.

Included in the three months ended September 30, 2020 was a $17.4 million expense related to the deconsolidation of two subsidiaries and the removal of the related currency translation adjustment (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended September 30, 2021 was 30.6%. This compares to an effective tax rate of 25.9% for the comparable period of 2020. The effective tax rate for the three months ended September 30, 2021 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $5.0 million benefit related to the cybersecurity incident, a $3.1 million benefit related to equity compensation, a $2.4 million benefit related to the amortization of purchased intangibles, $6.4 million of expense related to changes in valuation allowances, and $0.4 million of expense related to other items, the Company’s normalized tax rate for the third quarter of 2021 was 19.6%.

Results of Operations

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2021 and 2020 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$295,668	$231,270	$64,398	27.8%
Operating Income	22,438	37,677	(15,239)	(40.4)%
Operating Margin	7.6%	16.3%

The increase in revenue for the TTEC Digital segment was driven by significant increases in the cloud platform and the systems integration practice including acquisitions of Avtex and VoiceFoundry, offset by reductions in a large multi-year government contract, and the legacy facility based training business and Middle East consulting practice, both of which the Company has exited. Excluding this large multi-year government contract, the TTEC Digital revenue has increased 86% year over year.

The operating income reduction is primarily attributable to the reduction in a large multi-year government contract and increased amortization of acquisition related intangible assets, partially offset by the increased revenue due to the acquisitions and other revenue increases as well as the exit of the less profitable facilities based training and Middle East consulting practices. Operating income as a percentage of revenue decreased to 7.6% for the nine months ended September 30, 2021 as compared to 16.3% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $12.8 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$1,365,079	$1,147,004	$218,075	19.0%
Operating Income	142,842	105,400	37,442	35.5%
Operating Margin	10.5%	9.2%

The increase in revenue for the TTEC Engage segment was due to a net increase of $262.7 million in client programs including certain COVID-19 pandemic related programs for several clients, and a $18.4 million increase due to foreign currency fluctuations offset by a decrease for program completions of $63.0 million.

Operating income increased due to growth in revenue, revenue mix, and increased profitability in several offerings and an $8.0 million increase due to grants received related to COVID-19 relief. Partially offsetting these increases were costs of $19.3 million related to the cybersecurity incident during September 2021 which caused outages in operations for several Engage clients, and a net $6.1 million in restructuring and impairment charges related to several facilities in the U.S. (see Part I. Item 1, Financial Statements, Note 9 to the Consolidated Financial Statements). As a result, operating income as a percentage of revenue increased to 10.5% for the nine months ended September 30, 2021 as compared to 9.2% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $9.9 million and $9.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2021 interest income decreased to $0.6 million from $1.4 million in the same period in 2020. Interest expense decreased to $8.7 million during 2021 from $15.5 million during 2020 due to higher utilization of the line of credit offset by lower interest rates, and a $6.3 million decrease period over period in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense)

For the nine months ended September 30, 2021 Other income (expense), net increased to net income of $3.5 million from net expense of $17.0 million during the prior year period.

Included in the nine months ended September 30, 2021 was a $0.7 million expense related to the fair value adjustments of contingent consideration for two acquisitions.

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

See Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements.

Income Taxes

The effective tax rate for the nine months ended September 30, 2021 was 21.9%. This compared to an effective tax rate of 26.5% for the comparable period of 2020. The effective tax rate for the nine months ended September 30, 2021 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. Without a $1.6 million benefit from restructuring expenses, a $5.0 million benefit related to the cybersecurity incident, $8.8 million of expense related to changes in valuation allowances, a $5.9 million benefit related to the amortization of purchased intangibles, a $8.4 million benefit related to equity-based compensation, and $0.7 million of expense related to other items, the Company’s normalized tax rate for 2021 was 21.8%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2021, we generated positive operating cash flows of $175.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. We are also exposed to higher interest rates associated with our variable rate debt. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer to Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2021 and 2020.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $148.9 million and $132.9 million as of September 30, 2021 and December 31, 2020, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash flows provided by operating activities was $175.1 million and $186.8 million, respectively. The decrease is primarily due to a $38.2 million increase in net cash income from operations offset by a $49.9 million reduction in net working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 and 2020, net cash flows used in investing activities was $522.5 million and $86.6 million, respectively. The increase was due to a $443.0 million increase related to acquisitions offset by a $7.0 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021 and 2020, net cash flows provided by (used in) financing activities was $362.5 million and $(48.9) million, respectively. The change in net cash flows from 2020 to 2021 was primarily due to a $385.0 million net increase in the line of credit and a $37.2 million decrease in payments of contingent consideration offset by a $4.3 million increase in shareholder dividends and a $6.9 million increase in tax payments related to restricted stock units.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased slightly for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in net cash from operations offset by a decrease in working capital and lower capital expenditures. Free cash flow was $134.3 million and $139.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$42,223	$81,506	$175,062	$186,784
Less: Purchases of property, plant and equipment	17,185	15,912	40,778	47,827
Free cash flow	$25,038	$65,594	$134,284	$138,957

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2020 Form 10-K filing on March 1, 2021 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2021 to be between 2.8% and 3.0% of revenue. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2021 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the nine months ended September 30, 2021, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 36.2% and 42.6% of our consolidated revenue for the three months ended September 30, 2021 and 2020, respectively and 38.1% and 39.1% of our consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 15 to 22 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2021, we had $805.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2021, interest accrued at a rate of approximately 1.3% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2021 and 2020, revenue associated with this foreign exchange risk was 17% and 18% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2021 and December 31, 2020 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2021	Amount	Amount		12 months	Through
Canadian Dollar	4,500	$3,533		100.0%	June 2022
Philippine Peso	7,841,000	152,318	(1)	52.8%	September 2024
Mexican Peso	1,313,500	58,641		42.9%	December 2024
		$214,492

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2021 and December 31, 2020.

The fair value of our cash flow hedges as of September 30, 2021 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2021	Next 12 Months
Canadian Dollar	$16	$16
Philippine Peso	582	898
Mexican Peso	(967)	(19)
	$(369)	$895

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2020 reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippine pesos.

We recorded net gains of $4.2 million and $0.9 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2021 and 2020, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2021 and 2020, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2021 or December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cyberattacks, cyber fraud, and unauthorized information disclosure could harm our reputation, and result in liability and service outages, any of which could adversely affect our business and results of operations

Our business involves the use, storage, and transmission of information about our clients, their customers, and our employees. We also monitor and support information systems for certain clients through cloud-based and on-client-premises managed services model. While we believe that we take reasonable measures to protect the security of and unauthorized access to our systems and to our clients’ systems, and the privacy of personal and proprietary information that we access and store, our security controls over our systems have not prevented and in the future may not prevent improper access to these systems or disclosure of information stored on these systems. Such unauthorized access or disclosure could subject TTEC to significant liability under relevant law or our contracts and could harm our reputation, resulting in impacts on our results of operations, loss of future revenue and business opportunities. These risks may further increase as our business model now includes higher percentage of work from home delivery, in addition to our traditional delivery through customer experience centers.

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers, cybercriminals and state actors launching a broad range of ransomware, data exfiltration, and other cyberattacks targeting information technology systems. Information security breaches, computer viruses, service interruption, loss of business data, DDoS (distributed denial of service) attacks, ransomware and other cyberattacks on any of our systems or on our clients’ systems that we manage have or in the future could disrupt the normal operations of our customer experience centers, our remote customer experience service delivery, our cloud platform digital offerings, our clients’ on-premise managed service offerings, and our enterprise services, impeding our ability to provide critical services to our clients. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures

For example, on September 12, 2021, TTEC experienced a cybersecurity incident that involved our information systems. Certain TTEC systems and data became encrypted; and certain TTEC data was exfiltrated or destroyed The incident resulted in a temporary disruption to the Engage business segment’s client support environment (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the security incident). TTEC restored and continues to rebuild many of the systems and data impacted in the incident. TTEC recovered exfiltrated data from the unauthorized parties, and while we currently have no reasons to believe that such data was publicly released, no assurance can be made that it was not released or that it may not be released in the future. In addition, as a result of the incident, some clients opted to suspend our access to their networks as a security precaution until they were satisfied that the incident was contained. As of the date of this disclosure, we have returned to services with all our clients.

As another example, on July 2, 2021, our subsidiary Avtex Solutions, LLC (“Avtex”) and some of its clients experienced a ransomware attack as part of a global supply chain compromise that impacted thousands of companies worldwide and is believed to have been orchestrated by a Russian-based REvil cybercriminal group. The attack exploited a vulnerability in a Kaseya VSA remote monitoring software that Avtex utilized in its managed services solution (“Kaseya REvil attack”). TTEC systems and TTEC’s client support environments, outside of Avtex, were not impacted by the Kaseya REvil attack. Utilizing its standard cyber incident response protocols, TTEC recovered Avtex’s operating environment within hours of the attack and restored Avtex to full operating capacity by July 3, 2021. Over the course of the following weeks, the Company assisted Avtex’s affected clients in restoring their systems to full operations.

While we believe that we have remediated the immediate consequences of these cybersecurity incidents, cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with investigations, government enforcement actions, regulatory investigations, fines and penalties, contractual claims, performance penalties, litigation, financial judgement or settlements in excess of insurance, disputes with insurance carriers concerning coverage, loss of clients’ trust, future business cancelations and other losses. Any perception by existing and prospective clients that our systems or the information system environments that we support for our clients are not secure could result in a material loss of business and revenue and damage our reputation and competitiveness.

As others in many industries, we are experiencing an increase in frequency of cybersecurity and cyber fraud attempts, including phishing attempts, and so-called “social engineering” attacks, which typically seek unauthorized access into the environment, money transfers or unauthorized information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are growing in sophistication and frequency, may not deceive our employees, resulting in a material loss and impacts to our operations and back-office environments.

While believe we have taken reasonable measures to protect our systems and processes from unauthorized intrusions and cyber-fraud, we cannot be certain that advances in cyber-criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control, which could result in damage to our systems, our reputation, and our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2021, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended September 30, 2021. As of September 30, 2021 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 9, 2021	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 9, 2021	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer