Form 10-K
period 2021-12-31
TTEC Holdings, Inc.
filed 2022-03-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there were 46,893,465 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $1,899,274,388 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 23, 2022, there were 46,994,084 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2022 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2021 FORM 10-K

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

RISK FACTORS SUMMARY

The following is a summary of the principal risks and uncertainties that could adversely affect our business, financial condition, and results of operations (including revenue, profitability and cash flows). This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in Part I, Item 1A Risk Factors, and you should read this summary together with those more detailed descriptions.

Risk Related to Our Business Operations and Our Strategy

●	we may be unsuccessful in implementing our business strategy;
●	our markets are highly competitive, and we may not be able to compete effectively;
●	we may be unsuccessful in adapting our service offerings to changes in technology and market expectations;
●	inflation and changes in the cost or availability of labor, energy and other operational necessities could adversely affect our results of operations;
●	the COVID-19 pandemic may adversely affect our business;
●	our operations are subject to new untested risks as our work from home delivery grows;
●	we may be unable to forecast demand, staffing levels, sites and our work from home delivery mix accurately;

●	a limited number of clients generate a large portion of our revenue;
●	we may be unsuccessful in recruiting, hiring, training, and retaining qualified employees to respond to client demands at the right price point;
●	our sales cycles can be long, which results in a long lead time before we receive revenue;
●	our growth of operations and geographic footprint expansion could strain our resources;
●	we may enter into transactions that adversely affect our business and create unanticipated risks;
●	third-party communication and data services may become more costly or may be subject to interruption;
●	the current trend to outsource customer care may not continue and the prices that clients are willing to pay for the services may diminish;
●	our profitability could suffer if our cost-management strategies are unsuccessful;
●	we may be unsuccessful in expanding and maintaining service delivery in countries with stable wage rates or launching operations in new delivery locations required by our clients;
●	intellectual property infringement may adversely affect our ability to innovate and compete;
●	we have and may in the future incur impairments to goodwill, long-lived assets or strategic investments;

Risks Related to Our Technology

●	cyberattacks, cyber fraud, and unauthorized information disclosure could harm our reputation and result in liability and service outages;
●	our cloud platform may experience disruptions due to technology failures or cyberattacks;

Risks Related to Our International Operations

●	we face special risks associated with international operations;
●	our delivery model involves geographic concentration outside of the United States exposing us to significant operational risks;
●	we face new risks as we expand our operations into countries where we have no prior experience;
●	foreign currency exchange rates may adversely affect our financial results;

Risks Related to Legal, Compliance, Regulatory Matters and Contracting Practices

●	changes in laws or our failure to comply with laws and regulations could adversely affect our results of operations;
●	we face costs and risks from privacy and data protection laws and contractual obligations related to privacy;
●	wage and hour class action lawsuits could expose us to costly litigation and damage our reputation;
●	legislation discouraging offshoring of service by United States companies or making such offshoring difficult could adversely affect our business;
●	income taxes may increase or adversely change, and we could have disagreements with tax authorities;
●	our tax liability may increase if our transfer pricing arrangements are determined to be inappropriate;
●	contract terms typical in our industry can lead to volatility in our revenue and in our margins;

Risks Related to Ownership of Our Common Stock

●	our bylaws establish an exclusive forum for certain stockholder disputes;
●	Delaware law and certain provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management;
●	our Chairman and Chief Executive Officer controls a majority or our stock; and
●	our status as a “controlled company” could make our common stock less attractive.

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

PART I

ITEM 1.

BUSINESS

Our Business

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue, and profitability through personalized, outcome-based interactions. We help clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle.

The Company operates and reports its financial results of operations through two business segments: TTEC Digital and TTEC Engage.

●	TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting, and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of customer relationship management (“CRM”), data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.
●	TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including artificial intelligence (“AI”) operations, content moderation, and fraud management services.

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, machine learning (“ML”), robotic process automation (“RPA”), analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments, and hypergrowth companies on a global scale.

During 2021, the TTEC global operating platform delivered onshore, nearshore and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom – with the help of 65,000 consultants, technologists, and CX professionals.

Our revenue for fiscal 2021 was $2.273 billion, approximately $414 million, or 18% which came from our TTEC Digital segment and $1.859 billion, or 82%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and to lead our clients with emerging CX methodologies, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including recently agreeing to acquire certain citizen experience assets of Faneuil, Inc. that include healthcare exchange and transportation services contracts, expected to close in the first quarter of 2022. This acquisition, once closed, will expand our capabilities in the growing public sector market deploying investments to achieve technology-enabled citizen engagement solutions. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider and an acquisition in the first quarter of 2020 of an autonomous customer experience and intelligent automation solutions provider. In the previous year, we completed an acquisition in the fourth quarter of 2019 of a provider of customer care, social media community management, content moderation, technical support, and business process solutions for rapidly growing businesses in early stages of their lifecycle.

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 750 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive hypergrowth companies.

Cybersecurity Incident

In September 2021, TTEC experienced a ransomware incident that temporarily disrupted the Engage business segment’s client support environment. Certain TTEC systems and data became encrypted and certain TTEC data was exfiltrated or destroyed. TTEC Digital business segment’s information systems and client environment were not involved in the attack. TTEC activated its incident response and business continuity protocols, notified law enforcement, took appropriate measures to restore its systems and was able to restore operations for many impacted clients within hours of the start of the incident, with all client-facing systems returning to operations within five days of the incident.

We exercised reasonable efforts to identify data that may have been exfiltrated. We continue to monitor the situation, and we are not currently aware of evidence that exfiltrated data was publicly released. As of the date of this report, data involved in the incident has been analyzed for impact and notice obligations, and we provided appropriate regulatory and individual notices about the incident and its potential impacts.

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

The temporary operational disruptions that occurred due to this incident did not have a long-term impact on our results of operations. We made additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during the fourth quarter of 2021 and expect to make further investments in 2022. While the total amount of likely investment has not yet been determined, we anticipate that it will be at least $6 million in 2022 and beyond. The incident and any failure or perceived failure by us to comply with applicable privacy laws in connection with this incident could result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which could impact our results of operations and expenses associated with the incident. In the first quarter of 2022, we have been served with certain lawsuits alleging data privacy failures, which are typical when cybersecurity incidents result in data exfiltration. Other actual and potential consequences of the incident may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Early in second quarter of 2020, we transitioned approximately 80% of our employee population to a work from home environment. Those employees who were considered essential and could not operate effectively while working remotely, continued to work in our brick-and-mortar sites consistent with the recommendations on health and safety from the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, and local government regulations in jurisdictions where our customer experience centers are located.  As of the time of this disclosure, most TTEC employees continue to work from home, and we continue to evaluate when and to what extent they will return to our offices and customer experience centers. During 2021, we also took pro-active steps to ensure that TTEC was prepared to comply with relevant vaccination mandates and other safety measures in jurisdictions where we do business.

Our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our customer experience delivery centers allowed us to mitigate potentially more severe impacts of COVID-19, positioned us to continue supporting our commercial and public sector clients without interruptions and provide them with additional support as they experienced surge volumes of customer, patient, and citizen COVID-19 related engagement.

Through the period ended December 31, 2021 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and some of our COVID-19 specific work has transitioned to more traditional business activities for the same clients, there continues to be uncertainty about our business as the pandemic continues around the globe, including the emergence of certain variant strains of the virus, and related business interruption; and as our clients plan for post-pandemic business realities including new ways of working, evolving use of technology, and inflationary pressures. We cannot accurately predict the severity of the economic and operational challenges of an on-going COVID-19 pandemic and post-pandemic changes on our clients’ businesses and their effect on the magnitude and timing of our clients’ buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely and our delivery sites that could not be replaced with work from home delivery, unpredictable business interruption decisions from government authorities in some jurisdictions where we do business, certain seasonal weather cycles and their potential impacts on power grid, and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

Capital and Financing Availability

Our strong balance sheet, cash flow from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We return capital to our shareholders through our dividend program. Given our cash flow generation and balance sheet strength, we believe cash dividends, in balance with our investments in product and service innovations, organic growth, and strategic acquisitions, align shareholder interests with the needs of the Company. After consideration of TTEC’s performance, cash flow from operations, capital needs and the overall liquidity of the Company, the Company’s Board of Directors adopted a dividend policy in 2015, with the intent to distribute a periodic cash dividend to stockholders of our common stock. Since inception in 2015, the Company has continued to pay a semi-annual dividend in October and April of each year in gradually increasing amounts from $0.18 per common share in 2015 to $0.47 per common share in October 2021. In December 2020, the Board of Directors authorized a special one-time dividend of $2.14 per common share. On February 24, 2022, the Board of Directors authorized a semi-annual dividend of $0.50 per common share, payable on April 20, 2022 to shareholders of record as of March 31, 2022.

Our Industry – Key Emerging Themes

●	Accelerated Digital and Virtual Transformation – Before the onset of the COVID-19 pandemic, leading organizations were already transforming to a more digitized, virtualized future. The pandemic and related impacts on access to products and services and how organizations manage their customer interactions, exposed significant customer interaction technology and delivery deficiencies for many organizations across the world that were not digitized or agile enough to adequately support their customers. Organizations’ front-line operations and customer support infrastructure were too brick-and-mortar focused with limited non-voice digital customer interaction alternatives. Organizations are recognizing the growing importance of increased virtual delivery solutions and expanded and enhanced digital omnichannel capabilities. This development is expected to create accelerated demand for our demonstrated suite of CX product and service offerings to enable and support this transformation.
●	Direct-to-Consumer (“DTC”) Revolution - The DTC revolution has created a new generation of disruptive brands with few barriers to entry. These emerging brands thrive on emotional connection and authentic customer relationships relying on trusted influencers and personalized service to win the hearts and minds of a growing customer base, one that requires an on-demand, curated buying experience. We believe DTC can enhance the value we provide to our clients as we design, build and operate our clients’ digital customer experience.
●	Evolution of Customer Behavior and CX Imperative - Yesterday's customer service experience is being replaced by today's direct experience, where brands deliver a personalized end-to-end journey. As customers become more connected and share their experiences across a variety of social channels, the quality of the experience has a greater impact on brand loyalty and business performance. Customers are increasingly shaping their attitudes, behaviors, and willingness to recommend or stay with a brand based on the totality of their experience, including not only the superiority of the product or service, but also the quality of their ongoing service and support interactions. Given the strong correlation between high customer satisfaction and improved profitability, companies are increasingly focused on selecting partners who can deliver an integrated, insights-driven strategy, service, and technology solution that increases the lifetime value of a customer.
●	CX Technology is Migrating to the Cloud - Cloud investment is expected to continue to grow significantly. The adoption of cloud technology to deliver omnichannel and other customer experience technology is still in its infancy. Our clients are embracing cloud-based CX technology solutions in a manner similar to how they seek cost-effective architecture and rapid deployment across other parts of their operations.
●	Enterprises are Consolidating Partners - An increasing percentage of companies are consolidating their customer engagement wallet with a few select partners who can deliver measurable business outcomes by offering an integrated, technology-enabled solution. Companies will continue to consolidate their business partner relationships, favoring companies like TTEC, that have demonstrated expertise in increasing brand value by delivering holistic, integrated customer-centric solutions spanning the entire customer experience journey, instead of inefficiently linking together a series of multiple point solutions.
●	Delivery Shifting from Brick-and-Mortar to Work From Home – COVID-19 accelerated the shift of customer experience delivery from brick-and-mortar to work from home. While we expect a portion of work from home delivery to shift back to brick-and-mortar post-pandemic, a higher portion of delivery will remain in work from home locations than pre-pandemic.

Our Strategy

We aim to grow our revenue and profitability by focusing on our core customer engagement operational capabilities, linking them to higher margin, insights and technology-enabled platforms and managed services to drive a superior experience for our clients’ customers. To that end we continually strive to:

●	Build deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;

●	Pursue new clients who lead their respective industries and who are committed to customer engagement as a differentiator;
●	Invest in our global sales and marketing leadership team at both the segment level to improve collaboration and speed-to-market, and consultative sales level to deliver more integrated, strategic, and transformational solutions;
●	Expand into new geographic markets that give us access to new customers, partners, and delivery center capabilities;
●	Execute strategic acquisitions that further complement and expand our integrated solutions;
●	Invest in technology-enabled platforms and innovation through technology advancements, broader and globally protected intellectual property, and process optimization; and
●	Work within our technology partner ecosystem to deliver best-in-class solutions with expanding intellectual property through value-add applications, integrations, services, and solutions.

Our Integrated Service Offerings and Business Segments

We provide strategic value and differentiation through our two business segments: TTEC Digital and TTEC Engage.

TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of CRM, data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.

●	Technology Services: Our technology services design, integrate, and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including AI operations, content moderation, and fraud management services.

●	Customer Acquisition, Growth, and Retention Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that we believe increase the quantity and quality of leads and customers.
●	Customer Care, Tech Support, and Order Fulfillment Services: Our customer care, technical support, and order fulfillment services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.
●	Digitally enabled back office and specialty services: Our digital AI operations, content moderation, and fraud detection and prevention services provide clients with data tagging and annotation capabilities to train and enable AI platforms, community content moderation, and compliance to meet client content standards, and proactive fraud solutions to assist our clients in the detection and prevention of fraud.

Based on our clients’ preferences, we provide our services on an integrated cross-business segment and/or on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our Competitive Strengths

TTEC is an industry leader in CX by leveraging the following competitive strengths:

●	Humanify® Technology Platform and Insights-Driven Technology Solutions - Innovation has been a priority since our inception 40 years ago. Our dedication and investment in transforming our business has differentiated our solutions portfolio and increased the value we deliver to our clients across the CX continuum. Our Humanify® Technology Platform delivers an ecosystem of integrated CX applications, including omnichannel contact center platforms, the largest CRMs and ERPs, as well as innovative technology solutions that we fully integrate into our clients' broader technology systems. The platform is based on secure, scalable public and private data centers, in both pure cloud, on premise, and hybrid environments. This architecture enables us to centralize and standardize our global delivery capabilities, resulting in scalability and improved quality of delivery for our clients, as well as lowering capital and information technology operating costs.

Fundamental to our platforms is our network of global data centers, which provide an integrated suite of voice and data routing, workforce management, quality monitoring, business analytics, storage, and infrastructure security and fault-tolerance capabilities, enabling seamless operations from locations around the globe. This ‘hub and spoke model’ enables us to provide services at a competitive cost while delivering scalability, reliability, regulatory compliance, and asset utilization across the full suite of our service offerings. It also provides effective redundancy for a timely response to system interruptions and outages due to natural disasters, grid downtime, and other conditions outside of our control. Importantly, this broad-based platform has accelerated our time to market foundation for new, innovative offerings such as TTEC's cloud based Humanify® Operations/Insights Platform, Humanify® @Home for remote omnichannel agents, and our suite of human capital solutions.

Further, our Humanify® Technology Platforms leverage reference architectures for multiple solutions whether we are operating the platforms and the services, implementing customized platforms for clients, or providing advanced managed services and continuous and automated development environments. They also provide clients with compliant solutions for regional (e.g., the European Union General Data Protection Regulation (“GDPR”) or the California Consumer Protection Act (“CCPA”)), industry (e.g., the Payment Card Industry Data Security Standard (“PCI”), or the Health Insurance Portability and Accountability Act (“HITRUST”)), or client specific standards (e.g., FedRamp or FISMA).

●	Innovative Human Capital Strategies – Our global, highly trained employee base is crucial to the success of our business. We have made significant investments in proprietary technologies and management tools, methodologies, and training processes in the areas of virtual and non-virtual talent acquisition, learning services, knowledge management, workforce engagement and collaboration and performance optimization. These capabilities are the culmination of four decades of experience in managing a large, global workforce combined with the latest technology, innovation and strategies in the field of human capital management. This capability has enabled us to deliver a scalable and flexible workforce that is highly engaged in achieving and exceeding our clients' expectations.
●	Robust Technology Partner Ecosystem - Our strategic alliances with important digital channel partners enable our clients to deliver high-impact, personalized customer experiences more efficiently. We go to market with our Humanify® cloud offering with our key strategic partners including Cisco, LivePerson, Pega, Amazon and Genesys to continue to fuel AI-powered digital transformation.
●	Globally Deployed Best Operating Practices - Globally deployed operating best practices help us deliver a consistent, scalable, high-quality experience to our clients' customers from any of our 71 global customer delivery centers and geographically disbursed work from home associate base. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching, and maximizing associate performance to meet our clients' needs. We also provide real-time reporting and analytics on performance across the globe to help ensure transparency and consistency of delivery. This information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes that optimize the customer experience.

Clients

We develop long-term relationships with clients globally, including many of the worlds’ iconic brands, Fortune 1000 companies, government agencies, and hypergrowth companies. These organizations are in customer intensive industries or sectors, whose complexities and customer focus require a partner that can quickly design and build integrated technology and data-enabled services, often on a global scale. In 2021, our top five and 10 clients represented 38% and 49% of total revenue, respectively.

In several of our offerings across TTEC Digital and TTEC Engage, we enter into long-term relationships that provide us with a more predictable recurring revenue stream. In our TTEC Digital segment, our CX cloud and managed services technology solution contracts have an average three-year term with penalties in the case a client terminates for convenience. In our TTEC Engage segment, most of our contracts can be terminated for convenience by either party, but our relationships with our top five clients have ranged from 15 to 22 years including multiple programs and contract renewals for several of these clients. In 2021, we had a 109% revenue retention rate for the TTEC Engage segment, versus 111% in 2020.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 6% of our total annual revenue. Expenditures under these supplier contracts represent less than 1% of our total operating costs.

Competition

We are a leading global customer experience technology and services partner for many of the world’s most iconic brands, Fortune 1000 companies, government agencies, and hypergrowth companies. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, principal competitive factors include: client relationships, technology and process innovation, integrated solutions, digital and virtual delivery capabilities, operational performance and efficiencies, pricing, brand recognition, and financial strength.

Our strategy in maintaining market leadership is to invest, innovate, and provide integrated value-driven services, all centered around customer engagement management. Today, we are executing on a more expansive, holistic strategy by transforming our business into higher-value offerings through organic investments and strategic acquisitions. As we execute, we are differentiating ourselves in the marketplace and entering new markets that introduce us to an expanded competitive landscape.

In our TTEC Digital segment, we primarily compete with smaller pure-play technology and service providers and divisions of multinational companies, including Five9, LivePerson, InContact, Twilio, EPAM, Endava, Globant, GlobalLogic, Accenture, Cognizant, Infosys, among others.

In our TTEC Engage segment, we primarily compete with in-house customer management operations as well as other companies that provide customer care services including: Teleperformance, Telus International, Concentrix, TaskUs, 24-7 Intouch, Webhelp, Accenture, Genpact, Exl, among others.

Regulations Relevant to Our Business

TTEC is subject to various domestic and international laws and regulations and permitting and licensing regimes (“Regulations”). These Regulations often change and require TTEC to devote resources and make investments to stay in consistent compliance. The narrative that follows summarizes some of the more important Regulations that impact our business; it is not intended as an all-inclusive list. In every jurisdiction where we do business, TTEC has processes in place to monitor regulatory requirements and take reasonable steps to assure compliance.

Data Privacy. We are subject to data protection and privacy regulations in many of the countries where we operate, including the European General Data Protection Regulation ("GDPR"), the California Consumer Protection Act ("CCPA") and other similar U.S. state-level data protection legislation, the Philippine Data Privacy Act (“Republic Act No. 10173”). Certain of our customer experience centers and remote locations also require compliance with Health Information Trust Alliance (“HITRUST”) requirements, Health Insurance Portability and Accountability Act (“HIPAA”,) and with the Payment Card Industry Data Security Standard (PCI-DSS), and other similar requirements.

TTEC maintains a cyber security and data privacy program designed to protect our clients’, their customers’, and our employees’ confidential personal and sensitive information. We have invested in our cyber security capabilities to identify, detect, respond to and recover from cyber threats and attacks. These investments help us reduce our vulnerabilities to cyber incidents and minimize their impacts on our operations. They also support compliance with our contractual obligations and the laws and regulations governing our activities. We engage independent auditors to conduct general controls and business process (SOC1 and SOC2) assessments for technology solutions we use in our banking, financial services, and insurance (“BFSI”) and healthcare verticals. We also engage third parties to conduct vulnerability assessment and penetration testing of our technology environments. See "Risk Factors — Uncertainty and inconsistency in privacy and data protection laws that impact our business, failure to comply with contractual obligations related to privacy, and high cost of compliance may impact our ability to deliver services and our results of operations.”

Work From Home Regulations. The transition to remote work due to the COVID-19 pandemic gave rise to new Regulations specific to work from home, which vary among jurisdictions and range from requirements to reimburse costs associated with remote work, to special health and safety mandates, and special government reporting requirements. To comply with these Regulations, TTEC updated its payroll practices and adopted new ways of working, including the use of secure virtual private networks to access service delivery applications, and remote monitoring and coaching of employees. As we were not always able to replicate in the work from home environment the physical controls we have in place at our customer experience centers, we agreed with our clients to implement certain additional controls. Employees that work from home are required to attest to their understanding and compliance with these controls and with TTEC’s enhanced telecommuter policy that is designed to address new Regulations and the modified contractual requirements. TTEC works diligently with specialists to stay current on the rapidly changing regulatory environment, but the distributed nature of remote service delivery continues to represent heightened risks of security threats and compliance challenges and there can be no assurance that these risks can be fully contained. See "Risk Factors — As our work from home delivery grows, our operations are subject to new untested risks.”

Other Regulations. TTEC is a labor-intensive business that is subject to complex labor and employment laws established by the U.S. Department of Labor, state and local regulatory bodies, and similar regulators in jurisdictions outside of the U.S.  These Regulations govern working conditions, paid time off, workplace safety, wage and hour standards, and hiring and employment practices.

Our global operations are subject to various domestic and foreign anti-corruption mandates, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business. As a U.S. company operating through non-U.S. subsidiaries, TTEC is subject to foreign exchange control, transfer pricing, cross-border tax Regulations, immigration and customs Regulations that prescribe how funds, goods, and people traverse between TTEC and our foreign subsidiaries. See "Risk Factors — Risks Related to Our International Operations.”

We believe that our operations are in compliance with relevant Regulations; but our compliance with Regulations may cause us to make additional capital and operational expenditures, the cost of which we may not always be able to pass to our clients through our pricing structures, and such additional investments could be material to our results of operations, financial position, or cash flows. See "Risk Factors — Our results of operations may be impacted by changes in laws, our failure to comply with laws and regulations relevant to our business.”

Research, Innovation, Intellectual Property and Proprietary Technology

We recognize the value of innovation in our business and are committed to developing leading-edge technologies and proprietary solutions. Research and innovation have been a major factor in our success and we believe that they will continue to contribute to our growth in the future. We use our investment in research and development to create, commercialize, and deploy innovative business strategies and high-value technology solutions.

We deliver value to our clients through, and our success in part depends on, certain proprietary technologies and methodologies. We leverage U.S. and foreign patent, trade secret, copyright, and trademark laws as well as confidentiality, proprietary information, non-disclosure agreements, and key staff non-competition agreements to protect our proprietary technology.

As of December 31, 2021, we had 13 patent applications pending; and also hold 99 U.S. and non-U.S. patents in 11 jurisdictions that we leverage in our operations and as marketplace differentiation for our service offerings. Our trade name, logos, and names of our proprietary solution offerings are protected by their historic use and, in addition, by trademarks and service marks registered in 21 jurisdictions.

Human Capital Resources

Headcount Information:  As of December 31, 2021, TTEC had 65,000 employees, approximately 2,600 of whom are CX professionals serving TTEC Digital clients and approximately 62,400 of whom serve TTEC Engage clients. Approximately 44% of our employees are based in the Asia-Pacific region, 45% in North America (with 43% in the United States), 8% in Central and South America, and 3% in the Europe, Middle East and Africa (EMEA) region.

Development and Training: Our 2021 Human Experience (HX) people strategy is focused on the attraction, development and retention of our employees through meaningful engagement and purposeful development. To support advancement of our employees and prepare them for demands of rapidly changing workplace and client requirements we offer career development focused programs, technologies, and resources. In 2021 we made significant investments in learning technologies and courseware, including a new talent management platform, TTEC Talenttm, that provides a streamlined and enhanced career management experience by combining learning, performance management and talent development into one platform. TTEC Talenttm houses a library of more than 10,000 courses that cover topics on general business acumen ranging from business operations, professionalism, leadership, ethics, finance, negotiations, and project management to subject-matter specific professional and technical curriculum. TTEC development programs help identify top performers, improve employee performance, engagement, and retention, and create promotion-from-within opportunities in the Company with 70% of our open positions filled by internal candidates in 2021.

Our Pay-for-Performance philosophy is fueled by ensuring employees receive ongoing regular coaching and development, and through TTEC Talenttm 95% of eligible employees completed check-ins with their manager focused on goals, priorities, and personal development on a quarterly basis.

Talent planning for executive roles is accomplished through a talent review and succession planning process. We evaluate all mid-level managers and above roles, determine top talent and successors and invest in their development to meet our growth goals.

In 2021, TTEC launched the second cohort of employees as part of our Talent Accelerator Program (“TAP”) and Leadership Development Internship program. The TAP program, originally launched in 2020, is designed to identify and attract new talent and prepare them for success within our organization. Each year the program recruits recently graduated candidates with diverse backgrounds in various fields relevant to TTEC ranging from technology to humanities who undergo a two-year rotational training through business functions and business segments. Our TAP program participants gain experience in finance, risk, human capital, IT, communications, marketing, sales, and operations, becoming fully immersed in the day-to-day operations of the Company. Once the program is completed, the TAP participants will be equipped with knowledge and experience necessary to progress as a manager in the Company.

Diversity & Inclusion:  TTEC believes that our culture of diversity and inclusion enables us to create, develop and leverage the strengths of our employee population to align with our client expectations and enable the Company’s growth objectives. To advance our diversity and inclusion objectives, TTEC formed the Diversity Council that combines representatives from different business segments and geographies who bring a diverse mix of backgrounds and perspectives. The Diversity Council includes special affinity groups such as Women in Leadership and Black Leadership Council to help unify us and make us stronger as one team. Our Diversity Council is a critical driver in fostering organizational change, establishing a dedicated focus on diversity, equity, and inclusion priorities identifying best practices and new opportunities, increasing awareness and education, providing leadership opportunities within TTEC to traditionally underrepresented employees, as well as holding the organization accountable in driving a culture that realizes TTEC’s vision of ‘bringing humanity to business’. The Company has adopted several metrics that focus on ensuring accountability for progress in diversity. The CEO, members of TTEC executive leadership team and other senior leaders have diversity and inclusion objectives embedded in their annual performance goals. As of December 31, 2021, 59% of the Company’s global workforce was female and 52% of employees in supervisory roles were female; 54% of the U.S. workforce were people of color and 37% of employees in supervisory roles were people of color.

Competitive Pay/Benefits and Pay-for-Performance Philosophy: Our pay-for-performance philosophy aligns our compensation with TTEC’s performance and with the returns that our stockholders receive from their investment in the Company. TTEC compensation programs are designed to provide appropriate incentives to attract, retain and motivate employees to achieve desired outcomes for our clients and our shareholders. Further, TTEC provides employees with a comprehensive benefits program that includes health insurance and important wellness programs, including nicotine abatement and mental health initiatives, as well as other programs that support employees’ physical, emotional, and financial health.

Workplace Safety: The health and safety of our employees is one of our top priorities. TTEC’s success depends on protecting our employees, visitors, clients and facilities, and our goal is to provide everyone that works for us and with us, a safe and healthy work environment. TTEC employees are required to complete health and safety training when they join the Company and are encouraged to report any concerns they have about health and safety in their work environment.

In 2020 we had to change how we work to address the COVID-19 pandemic and we took measures to transition most of our employees to a work from home environment. This arrangement continued through 2021. For sites that provided essential services and had to remain operational during the pandemic, we enhanced sanitation and safety protocols including increased cleaning frequency, additional signage, workstation reconfiguration for social distancing, personal protective equipment, contact tracing, shuttle services, and automated health attestations. During 2021 we also took pro-active steps to ensure that TTEC was prepared to comply with relevant vaccination mandates in jurisdictions where we do business.

Retention and Turnover:  Since TTEC business is people intensive, retention and reduction in turnover is a priority important to the financial results of our operations. Our turnover reduction efforts focus on market pay, trained management teams, development programs, career mobility, communication and the work environment and company culture that make an employee feel engaged, rewarded, appreciated, informed, and fulfilled in the organization.

Employee Engagement:  We continuously assess employee engagement by gathering employees’ sentiment (from frequent pulse surveys to annual engagement and eNPS surveys) that allow us to measure employee satisfaction, loyalty and measure our employees rational and emotional engagement with the organization. In 2021, about 35,000 of our employees responded to our annual engagement surveys. Based on these surveys our employee engagement ratings exceed Gallup's best-in-class engagement scores.

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

Our markets are highly competitive, and we may not be able to compete effectively

The markets where we offer our services are highly competitive. Our future performance is largely dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. We compete with large multinational service providers; offshore service providers from lower-cost jurisdictions that offer similar services, often at highly competitive prices and aggressive contract terms; niche solution providers that compete with us in specific geographic markets, industry segments or service areas; companies that utilize new, potentially disruptive technologies or delivery models, including AI powered solutions; and in-house functions of large companies that use their own resources, rather than outsourcing the customer care and customer experience services we provide. Some of our competitors have greater financial or marketing resources than we do and, therefore, may be better able to compete.

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

If we cannot adapt our service offerings to changes in technology and market expectations, our ability to grow and our results of operations may be affected

Our growth and profitability will depend on our ability to develop and adopt new technologies that expand our existing offerings by leveraging new trends in technology and cost efficiencies in our operations, while meeting rapidly evolving client expectations. As technology evolves, more tasks currently performed by our agents may be replaced by automation, robotics, AI, chatbots and other technology solutions, which puts our lower-skill tier one customer care offerings at risk. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adapting and deploying technology profitably.

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

While our business has not been materially adversely affected by the COVID-19 pandemic to date, it may be impacted in the future due to the resurgence of the virus in different variants, reluctance of employees to return to brick-and-mortar sites, or impact of the pandemic on our clients’ businesses

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Within weeks of this announcement, travel bans, the state of emergency, quarantines, lockdowns, “shelter in place” orders, and business restrictions and shutdowns were issued in most countries where TTEC does business. These restrictions eased during the summer of 2020 and continued to eb and flow thereafter as the rates of COVID-19 infections, the emergence of new variants of the virus, the vaccine roll-outs and adoption impacted populations and healthcare directives in many parts of the world where TTEC does business. While TTEC was able to adjust to the impacts of the pandemic without material adverse impacts to our business through the end of 2021 and to date, we are unable to accurately predict the full impact the COVID-19 pandemic, and measures being taken to respond to its effects, will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties in the future.

Sporadic travel and other business restrictions triggered by COVID-19 related news around the world, changes in consumer behavior due to the pandemic and related unemployment, and supply chain distortions due to COVID-19 labor market disruptions are likely to continue to affect certain of our clients and their business volumes in 2022. Although our revenue from these clients did not decrease during the height of the pandemic as clients invested in their customer relationships to adjust to the changing business realities, there can be no assurance that this revenue will not be impacted on a going forward basis. We may also experience payment defaults or bankruptcy of some of our clients whose business has been disproportionately impacted by the pandemic, which could also have a material adverse effect on our results of operation.

The COVID-19 pandemic, global government-mandated restrictions on business adopted to contain it, and growing inflation due to pandemic related government subsidies may result in a global economic downturn, which could affect demand for our services and impact our results of operations and financial condition, even after the pandemic is contained and the business restrictions are lifted.

As our work from home delivery grows, our operations are subject to new untested risks

In connection with the COVID-19 pandemic, TTEC expanded its work from home environment and transitioned approximately 80% of our global workforce to work remotely; and most employees that we hired in 2020 and 2021 were hired to work from home. Although some of these employees will return to conventional delivery sites and offices, once the pandemic is under control, many of our employees may continue to work remotely for the foreseeable future. Certain jurisdictions where we do business have regulations specific to work from home, which add complexity and cost to our service delivery. Some of the services we provide are subject to stringent regulatory requirements, and our inability to continuously observe how our agents deliver services when working from home may impact our compliance. Service delivery from home, in certain of our lines of business, may also expose TTEC, our clients, and their customers to a heighten risk of fraud because our ability to detect inappropriate behavior early is impacted by limitation in our inability to continuously observe employees as they deliver services. Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyberattacks than commercial systems; which may also make our enterprise information technology systems, when interfacing with these residential environments, vulnerable. Our business continuity and disaster recovery plans, which have been historically developed and tested with focus on centralized delivery locations, may not work effectively in a distributed work from home delivery model, where weather impacts, network and power grid downtime may be difficult to manage and where system redundancies are not possible. Over the years, TTEC established strong operational and administrative controls over our business; and our controls, designed for brick-and-mortar environment, may not always provide effective safeguards for a large-scale work from home delivery model. We may not be effective in timely updating our existing controls nor implementing new controls, tailored to the work from home environment. For these and other reasons, our clients may be unwilling to continue to allow us to deliver our services remotely. If we are unable to manage our work from home environment effectively to address these and other risks unique to remote service delivery or if we cannot maintain client confidence in our work from home environment, our reputation and results of operations may be impacted.

Remote work by majority of our employee population for an extended period of time may impact TTEC culture, and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations. As the impacts of the COVID-19 pandemic recede, some of our clients may wish to return to more traditional brick and mortar service delivery models. Meanwhile, our employees, many of whom prefer the new remote work model, may be unwilling to return to brick and mortar customer experience centers, thus disrupting our ability to deliver services. As our employees, our clients and the economy transition to post COVID-19 realities, we may be unable to accurately predict full impact on our operations, timely adjust our costs and service delivery patterns and that may impact our financial results of operations.

Inflation and changes in the cost or availability of labor, energy, and other operational necessities could adversely affect our results of operations

We are currently experiencing inflationary pressures on our operating costs. Competition for labor in many jurisdictions where we operate is becoming more acute and we have experienced increased labor costs as a result. Inflation could also lead to material increases in our other critical operating costs, such as cost of energy, third-party software and systems, real estate and other necessary supplies and services. Many of our long-term contracts do not allow for escalation of fees as our operating costs increase; and those that do allow for such escalations do not always allow increases at rates comparable to increases that we are experiencing now and likely to experience in the future. There is no assurance that we will be able to fully offset any cost increases through cost management or price increases, especially given the current highly competitive business process outsourcing and technology environments. Our clients are also experiencing inflationary pressures and faced with price increases may elect to take-over the delivery of some of the services that we historically perform for them. If we are not able to increase our pricing or otherwise offset our increased costs while maintaining our market share, our operating results and profitability could be adversely affected.

Our inability to forecast demand, staffing levels, sites and work from home delivery mix could impact our financial results of operations

Predicting customer demand, making timely staffing level decisions, investments in our customer experience centers and our work from home technologies are important to our successful execution and profitability maximization. We can provide no assurance that we will continue to be able to achieve or maintain desired customer experience center site capacity utilization and work from home delivery mix, because quarterly variations in client volumes and client sentiment toward work from home delivery, can have a material adverse effect on our delivery platform and our utilization rates. The use of site utilization rate as a meaningful metric for business process outsourcing organizations is undergoing a review in light of the changes to the business introduced by the COVID-19 pandemic and transition of customer engagement center employees to work from home. If our utilization rates are below expectations and we are unable to right size our real estate commitments in the short term, our high fixed costs of operation, may cause our financial conditions and results of operations to be adversely affected.

The social distancing rules and other government mandates that continue during the sustained pandemic impacted the structure and configuration of our large-scale facilities, where employees work in close proximity to each other. These new regulatory requirements forced TTEC to make investments to reconfigure our existing customer experience centers and to accept lower capacity utilization than the utilization priced under our multi-year contracts. If we are unable to renegotiate our contracts to recoup these additional costs, manage these costs by continuing to maintain a large work at home delivery platform, or adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of these clients could adversely affect our business

We rely on strategic, long-term relationships with large, global companies in targeted industries and certain agencies of the United States and state and local governments. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 38% and 49% of our revenue in 2021, with one client representing over 10% of our revenue.

While we have multiple engagements with our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2022 and 2023 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our ongoing sales and marketing activities aim to add new opportunities with existing and new commercial and public sector clients, there can be no assurances that such additional work can be secured or that it would yield financial benefits comparable to expiring contracts. The loss of all or part of major clients’ business could have a material adverse effect on our business, financial condition, and results of operations, if the loss of revenue is not replaced with profitable business from other clients.

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

If we cannot recruit, hire, train, and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected

Our business is labor intensive and our ability to recruit and train employees with the right skills, at the right price point, and in the timeframe required by our client commitments is critical to achieving our growth objectives. Demand for qualified personnel with multi-language capabilities and fluency in English may exceed supply. While we invest in employee retention, our industry is known for high employee turnover and we are continuously recruiting and training replacement staff.

We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. In the United States, however, our business is confronted with a patchwork of ever-changing minimum wage, mandatory time off, paid medical and pandemic quarantine leaves, and rest and meal break laws at the state and local levels. As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust and change how we do business or pass cost increases to our clients.

The United States and other governments in jurisdictions where we hire employees adopted income support measures aimed at supporting citizens who lost their jobs due to COVID-19 pandemic. Although most of these support measures terminated in 2021, prolonged unemployment provided potential TTEC employment prospects with an opportunity to consider self-employment, employment outside of customer experience industry, or caused them to reconsider employment altogether. These comprehensive changes in many labor markets critical for our business may make it more difficult for us to hire a sufficient number of employees to deliver our contractual commitments. Inflationary wage pressures in many jurisdictions where we hire may make it difficult for TTEC to meet our contractual commitments on multi-year client contracts that do not have wage escalation provisions or may make such contracts not profitable.

The frequent changes in the laws, inconsistencies in laws across different jurisdictions, state and federal $15/hour+ wage and right to organize initiatives, supported by the Biden administration and many state governments, may result in higher costs, lower contract profitability, higher turnover, and reduced operational efficiencies, which could, in the aggregate, have material adverse impact on our results of operations.

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

Our growth strategy includes the expansion of our offerings to public sector clients by contracting with new clients and through acquisitions. The procurement process for government entities is often more challenging than contracting in the private sector and is different from our standard Engage and Digital business practices, including upfront investment to position for opportunities and respond to requests for proposal. If we are unable to manage our public sector business development effectively and are not successful in winning work, despite the investments we make, our public sector work can adversely impact our results of operations.

Our growth of operations and geographic footprint expansion could strain our resources and negatively impact our business

We plan to continue growing our business through the growth of clients’ wallet share, increasing sales efforts, geographic expansion, and strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with significant growth targets may place a strain on our management systems, infrastructure, and resources, resulting in internal control failures, missed opportunities, and staff attrition. If we fail to manage our growth effectively, our business, financial condition, and results of operations could be adversely affected.

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

Even if we are successful in identifying and executing these transactions, they may subject our business to risks that could impact our results of operation, including:

•Inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
•Diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•Inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of TTEC’s operations;
•Inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of TTEC operations;
•Impact of liabilities or ethical issues of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
•Failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single service provider or to stay with the acquirer post acquisition;
•Impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;
•Inadequate or ineffective internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies; and
•Reduced revenue and income and resultant stock price impact due to divestiture transactions.

While we consider these transactions to improve our business, financial results, and shareholder value over time, there can be no assurance that our goals will be realized.

Increases in the cost of third-party communication and data services or significant interruptions in such services could adversely affect our business

Our business is significantly dependent on internet, data, and telephone services provided by various domestic and foreign third-party communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies focused on our customer experience center locations, and we can transition service delivery among our different customer experience centers around the world. Despite these efforts, and especially in light of the recent transition of a large portion of our delivery to a work from home environment where conventional redundancies strategies are ineffective, there can be no assurance that the redundancies we have in place would be sufficient to maintain operations without disruption.

Our inability to obtain third-party communication and data services at favorable rates could negatively affect our results of operations. Where possible, we have entered into long-term contracts with various providers to mitigate short term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts may be subject to termination or modification for various reasons outside of our control. A significant increase in the cost of third-party communication services that is not recoverable through an increase in the price of our services could adversely affect our business.

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

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to engage in continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including our customer experience centers’ utilization; investment in our work from home environment; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; and the use of process automation for standard operating tasks. Our ongoing cost management measures must be balanced against the need for investment to support our growth, technology transformation in our business, and increasing cybersecurity threats. The cost management measures are also being impacted by inflationary pressures in the economies where we run our business. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, if we manage our costs at the expense of investments necessary to grow and protect our business, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

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

As our reliance on advance technology for services that we provide increases, so is the risk of infringement or claims of infringement of intellectual property rights of others. If we are not successful in defending against such claims, our results of operations may be impacted.

We have incurred and may in the future incur impairments to goodwill, long-lived assets or strategic investments

As a result of past acquisitions, as of December 31, 2021, we have approximately $739.5 million of goodwill and $212.3 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future that could have material adverse effects on our financial condition or results of operations.

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

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers, cybercriminals and state actors launching a broad range of ransomware, data exfiltration, and other cyberattacks targeting information technology systems. Information security breaches, computer viruses, service interruption, loss of business data, DDoS (distributed denial of service) attacks, ransomware and other cyberattacks on any of our systems or on our clients’ systems that we manage have or in the future could disrupt the normal operations of our customer experience centers, our remote customer experience service delivery, our cloud platform digital offerings, our clients’ on-premise managed service offerings, and our enterprise services, impeding our ability to provide critical services to our clients. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures.

For example, on September 12, 2021, TTEC experienced a cybersecurity incident that involved our information systems. Certain TTEC systems and data became encrypted; and certain TTEC data was exfiltrated or destroyed. The incident resulted in a temporary disruption to the Engage business segment’s client support environment TTEC restored and rebuilt many of the systems and data impacted in the incident. TTEC recovered exfiltrated data from the unauthorized parties, and while we currently have no reasons to believe that such data was publicly released, no assurance can be made that it was not released or that it may not be released in the future. We provided notices to those whose data was involved in the incident and are providing customary credit and other support to individuals involved. We also provided appropriate regulatory notices in connection with the incident. As a result of the incident, some clients reduced or terminated services we are providing to them, while some opted to temporarily suspend our access to their networks as a security precaution until they were satisfied that the incident was contained (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the security incident).

As another example, on July 2, 2021, our subsidiary Avtex Solutions, LLC (“Avtex”) and some of its clients experienced a ransomware attack as part of a global supply chain compromise that impacted thousands of companies worldwide and is believed to have been orchestrated by a Russian-based REvil cybercriminal group. The attack exploited a vulnerability in a Kaseya VSA remote monitoring software that Avtex utilized in its managed services solution (“Kaseya REvil attack”). TTEC systems and TTEC’s client support environments, outside of Avtex, were not impacted by the Kaseya REvil attack. TTEC recovered Avtex’s operating environment and restored Avtex to full operating capacity by July 3, 2021, and supported its clients in their recovery

While we believe that we have remediated the immediate consequences of these cybersecurity incidents, cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with investigations, government enforcement actions, regulatory investigations, fines and penalties, contractual claims, performance penalties, litigation, financial judgement or settlements in excess of insurance, disputes with insurance carriers concerning coverage, loss of clients’ trust, future business cancelations and other losses. Any perception by existing and prospective clients that our systems or the information system environments that we support for our clients are not secure could result in a material loss of business and revenue and damage our reputation and competitiveness.

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

While we believe we have taken reasonable measures to protect our systems and processes from unauthorized intrusions and cyber-fraud, we cannot be certain that advances in cyber-criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control, which could result in damage to our systems, our reputation, and our profitability.

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

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

We face special risks associated with international operations

An important component of our business strategy is service delivery outside of the United States and our continuing international expansion. During 2021, we derived approximately 33% of our revenue from operations outside of the U.S. Conducting business abroad is subject to a variety of risks, including:

•	inconsistent regulations, licensing requirements, prescriptive labor rule, corrupt business practices, restrictive export control and immigration laws may result in inadvertent violation of laws that we may not be able to immediately detect or correct; and may increase our cost of operations as we endeavor to comply with laws that differ from one country to another;
•	uncertainty of tax regulations in countries where we do business may affect our costs of operation;
•	longer payment cycles could impact our cash flows and results of operations;
•	political and economic instability and unexpected changes in regulatory regimes could adversely affect our ability to deliver services overseas and our ability to repatriate cash;
•	the withdrawal of the United Kingdom from the European Union (known as “Brexit”) added complexity and cost to provision of services and movement of people across UK, Ireland and continental members of the European Union, which could impact our European operations and our operations in the UK;
•	currency exchange rate fluctuations, restrictions on currency movement, and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars;
•	infrastructure challenges and lack of sophisticated disaster and pandemic preparedness in some countries where we do business may impact our service delivery; and
•	terrorist attacks or civil unrest in some of the regions where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

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

We may face new risks as we expand our operations into countries where we have no prior experience

At times, our clients ask us to establish new operations quickly in countries where we previously have not done business. New market entry is fraught with operational, security, regulatory compliance, safety, and corruption risks, and these risks are exacerbated when new operations are launched quickly. TTEC has extensive experience in new market entry around the globe, but there can no assurances that new operations in new countries would not result in financial loses and operational instability. If we elect not to follow our clients to markets where they wish to have services, we may lose lucrative contracts, including contracts in multiple jurisdictions where we have experience, to competitors who are already established in the markets new to us, which would impact our financial results of operations.

Our financial results may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from customer engagement centers or employees working from home based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars, the British pound or Euros, while the costs incurred to deliver these services are incurred in the functional currencies of the country of operations. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, but approximately 14% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we hedge at various levels against the effect of exchange rate fluctuations, we can provide no assurance that we will be able to continue to successfully manage this foreign currency exchange risk and avoid adverse impacts on our business, financial condition, and results of operations.

RISKS RELATED TO LEGAL, COMPLIANCE, REGULATORY MATTERS AND CONTRACTING PRACTICES

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

Uncertainty and inconsistency in privacy and data protection laws that impact our business, failure to comply with contractual obligations related to privacy, and high cost of compliance may impact our ability to deliver services and our results of operations

During the last several years, there has been a significant increase in data protection and privacy regulations and enforcement activity in many jurisdictions where we and our clients do business. These new regulations are often complex and at times they impose conflicting requirements among different jurisdictions that we serve. For example, the European Union’s General Data Protection Regulation (GDPR) imposes data protection requirements for controllers and processers of personally identifiable information collected in Europe, while the California Consumer Privacy Protection Act (CCPA), and other similar acts in Illinois, and New York, and Massachusetts in the United States imposed similar regulations protecting state residents with a different reach. Well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures being taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Unauthorized disclosure of sensitive or confidential client and their customers data, whether through breach of our systems or otherwise, could expose us to costly litigation and cause us to lose clients. For example, the U.S. government may impose new federal data privacy and regulation mandates as part of Biden Administration agenda in 2022. Failure to comply with all privacy and data protection laws that are relevant to different parts of our business may result in legal claims, significant fines, sanctions, or penalties, or may make it difficult for us to secure business or efficiently serve our clients. Compliance with these evolving regulations may require significant investment which would impact our results of operations.

Wage and hour class action lawsuits targeting our business can expose us to costly litigation and damage our reputation

The contact center industry in the United States is a target of plaintiffs’ law firms that specialize in wage and hour class action lawsuits against large employers by soliciting potential plaintiffs including current and former employees, with billboard and social media advertising. The plaintiff law firms seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of their clients, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. The cost of defending litigation for these large class action lawsuits has been and will continue to be significant. Because TTEC hires large numbers of employees in the United States and our industry has large turnover, the potential size of plaintiffs’ classes in these wage and hour lawsuits can be considerable, creating a material impact on the cost of operations. As we continue to hire more employees in the United States, and expand our operations to California, where the number of wage and hour class action lawsuits is larger than in many other states combined and where verdicts in these lawsuits are very large, our results of operations may be material impacted by these lawsuits.

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

The Biden administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. Many of these proposed and enacted changes to the taxation of our activities could increase our effective tax rate or adversely affect our business, financial condition, or results of operations.

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

We may not always offset increased costs with increased fees under long-term contracts. The pricing and other terms of our client contracts, particularly on our long-term service agreements, are based on estimates and assumptions we make at contact inception. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services, but these judgments could differ from actual results, especially as economies where we do business go through post-COVID-19 pandemic adjustments and inflationary pressures. Not all our contracts allow for escalation of fees as our cost of operations increase. Moreover, those that do allow for such escalations do not always allow increases at rates comparable to increases that we experience due to rising minimum wage costs, related payroll cost increases, and increased costs of work from home environment, not offset by reduction in physical footprint due to long term lease commitments. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost-of-service delivery, our business, financial conditions, and results of operation could be materially impacted.

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

Our Chairman and Chief Executive Officer controls a majority of our stock and has control over all matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 59% of TTEC’s common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy. As long as Mr. Tuchman continues to beneficially own more than 50% of our common stock he will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings, and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the occurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado. In addition to our headquarters and the customer engagement centers used by our Engage segment discussed below, we also maintain sales and consulting offices in several countries around the world which serve our Digital segment.

As of December 31, 2021 we operated 71 customer engagement centers that are classified as follows:

●	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
●	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
●	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2021, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	3	—	3
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	2	—	1	3
Greece	1	—	—	1
Germany	—	—	1	1
India	1	—	—	1
Mexico	3	—	—	3
Philippines	15	—	—	15
Poland	1	—	—	1
South Africa	—	—	1	1
Thailand	—	—	1	1
United Kingdom	1	—	2	3
United States of America	20	5	9	34
Total	48	8	15	71

The leases for our customer engagement centers have remaining terms ranging from one to 12 years and generally contain renewal options. We believe that our existing customer engagement centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

As of December 31, 2021, we had 238 holders of record of our common stock and during 2021 we declared and paid a $0.43 per share semi-annual dividend and a $0.47 per share semi-annual dividend on our common stock. During 2020 we declared and paid a $0.34 per share semi-annual dividend, a $0.40 per share semi-annual dividend and a $2.14 per share special one-time dividend on our common stock.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and has continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.18 per common share in 2015 and $0.47 per common share in October 2021. On February 24, 2022, the Board of Directors authorized a $0.50 dividend per common share, payable on April 20, 2022, to shareholders of record as of March 31, 2022. While it is our intention to continue to pay semi-annual dividends in 2022 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to have the opportunity to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2021, the cumulative authorized repurchase allowance was $762.3 million, of which we have used $735.8 million to purchase 46.1 million shares. As of December 31, 2021, the remaining amount authorized for repurchases under the program was approximately $26.6 million. During 2020 and 2021, we did not purchase any shares under the program.

From January 1, 2022 through February 23, 2022, we did not purchase any additional shares and we do not currently have plans to make repurchases during 2022. The stock repurchase program does not have an expiration date.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2016 and ending on December 31, 2021. We have chosen the 2021 Peer Group comprised of Accenture Plc (NASDAQ:  ACN), Cognizant Technology Solutions Corp. (NASDAQ:  CTSH), Genpact (NASDAQ:  G), LivePerson Inc. (NASDAQ:  LPSN), and Teleperformance (NYSE Euronext:  RCF). We believe that the companies in the 2021 Peer Group are relevant to our current business model, market capitalization and our two segments Digital and Engage. The 2020 Peer Group included 8x8, Inc. (NASDAQ: EGHT), Five9 Inc. (NASDAQ: FIVN), Genpact (NASDAQ: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF).

The graph assumes that $100 was invested on December 31, 2016 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $0.62 during 2019, $2.88 during 2020 and $0.90 during 2021. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2016	2017	2018	2019	2020	2021
TTEC Holdings, Inc.	$100	$134	$97	$136	$262	$328
NASDAQ Composite	$100	$130	$126	$172	$250	$305
Russell 2000	$100	$115	$102	$128	$154	$176
2020 Peer Group	$100	$129	$144	$217	$311	$353
2021 Peer Group	$100	$131	$123	$171	$216	$319

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTEC Holdings, Inc., the NASDAQ Composite Index, the Russell 2000 Index, 2020 Peer Group and 2021 Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
TTEC Holdings, Inc.
NASDAQ Composite
Russell 2000
2020 Peer Group
2021 Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

ITEM 6.  <RESERVED>

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our” or “us”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue, and profitability through personalized, outcome-based interactions. We help clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle.

The Company operates and reports its financial results of operation through two business segments: TTEC Digital and TTEC Engage.

●	TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting, and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of customer relationship management (“CRM”), data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.
●	TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including artificial intelligence (“AI”) operations, content moderation, and fraud management services.

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, machine learning (“ML”), robotic process automation (“RPA”), analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments, and hypergrowth companies on a global scale.

During 2021, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 65,000 consultants, technologists, and CX professionals.

Our revenue for fiscal 2021 was $2.273 billion, approximately $414 million, or 18% which came from our TTEC Digital segment and $1.859 billion, or 82%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and to lead our clients with emerging CX methodologies, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including recently agreeing to acquire certain citizen experience assets of Faneuil, Inc. that include healthcare exchange and transportation services contracts, expected to close in the first quarter of 2022. This acquisition, once closed, will expand our capabilities in the growing public sector market deploying investments to achieve technology-enabled citizen engagement solutions. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider and an acquisition in the first quarter of 2020 of an autonomous customer experience and intelligent automation solutions provider. In the previous year, we completed an acquisition in the fourth quarter of 2019 of a provider of customer care, social media community management, content moderation, technical support, and business process solutions for rapidly growing businesses in early stages of their lifecycle.

We have extensive expertise in the automotive, communications, financial services, national/federal and state and local government, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries. We serve more than 750 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive hypergrowth companies.

Cybersecurity Incident

In September 2021, TTEC experienced a ransomware incident that temporarily disrupted the Engage business segment’s client support environment. Certain TTEC systems and data became encrypted and certain TTEC data was exfiltrated or destroyed. TTEC Digital business segment’s information systems and client environment were not involved in the attack. TTEC activated its incident response and business continuity protocols, notified law enforcement, took appropriate measures to restore its systems and was able to restore operations for many impacted clients within hours of the start of the incident, with all client-facing systems returning to operations within five days of the incident.

We exercised reasonable efforts to identify data that may have been exfiltrated. We continue to monitor the situation, and we are not currently aware of evidence that exfiltrated data was publicly released. As of the date of this report, data involved in the incident has been analyzed for impact and notice obligations, and we provided appropriate regulatory and individual notices about the incident and its potential impacts.

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

The temporary operational disruptions that occurred due to this incident did not have a long-term impact on our results of operations. We made additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during the fourth quarter of 2021 and expect to make further investments in 2022. While the total amount of likely investment has not yet been determined, we anticipate that it will be at least $6 million in 2022 and beyond. The incident and any failure or perceived failure by us to comply with applicable privacy laws in connection with this incident could result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which could impact our results of operations and expenses associated with the incident. In the first quarter of 2022, we have been served with certain lawsuits alleging data privacy failures, which are typical when cybersecurity incidents result in data exfiltration. Other actual and potential consequences of the incident may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Early in second quarter of 2020, we transitioned approximately 80% of our employee population to a work from home environment. Those employees who were considered essential and could not operate effectively while working remotely, continued to work in our brick-and-mortar sites consistent with the recommendations on health and safety from the World Health Organization, the U.S. and European Centers for Disease Control and Prevention, and local government regulations in jurisdictions where our customer experience centers are located.  As of the time of this disclosure, most TTEC employees continue to work from home, and we continue to evaluate when and to what extent they will return to our offices and customer experience centers. During 2021, we also took pro-active steps to ensure that TTEC was prepared to comply with relevant vaccination mandates and other safety measures in jurisdictions where we do business.

Our implementation of business continuity plans, rapid transition of employees to a work from home environment, and the geographic diversification of our customer experience delivery centers allowed us to mitigate potentially more severe impacts of COVID-19, positioned us to continue supporting our commercial and public sector clients without interruptions and provide them with additional support as they experienced surge volumes of customer, patient, and citizen COVID-19 related engagement.

Through the period ended December 31, 2021 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue and some of our COVID-19 specific work has transitioned to more traditional business activities for the same clients, there continues to be uncertainty about our business as the pandemic continues around the globe, including the emergence of certain variant strains of the virus, and related business interruption; and as our clients plan for post-pandemic business realities including new ways of working, evolving use of technology, and inflationary pressures. We cannot accurately predict the severity of the economic and operational challenges of an ongoing COVID-19 pandemic and post-pandemic changes on our clients’ businesses and their effect on the magnitude and timing of our clients’ buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely and our delivery sites that could not be replaced with work from home delivery, unpredictable business interruption decisions from government authorities in some jurisdictions where we do business, certain seasonal weather cycles and their potential impacts on power grid, and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

Capital and Financing Availability

Our strong balance sheet, cash flow from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We return capital to our shareholders through our dividend program. Given our cash flow generation and balance sheet strength, we believe cash dividends, in balance with our investments in product and service innovations, organic growth, and strategic acquisitions, align shareholder interests with the needs of the Company. After consideration of TTEC’s performance, cash flow from operations, capital needs and the overall liquidity of the Company, the Company’s Board of Directors adopted a dividend policy in 2015, with the intent to distribute a periodic cash dividend to stockholders of our common stock. Since inception in 2015, the Company has continued to pay a semi-annual dividend in October and April of each year in gradually increasing amounts from $0.18 per common share in 2015 to $0.47 per common share in October 2021. In December 2020, the Board of Directors authorized a special one-time dividend of $2.14 per common share. On February 24, 2022, the Board of Directors authorized a semi-annual dividend of $0.50 per common share, payable on April 20, 2022 to shareholders of record as of March 31, 2022.

Our Integrated Service Offerings and Business Segments

We provide strategic value and differentiation through our two business segments: TTEC Digital and TTEC Engage.

TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of CRM, data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.

●	Technology Services: Our technology services design, integrate, and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including AI operations, content moderation, and fraud management services.

●	Customer Acquisition, Growth, and Retention Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that we believe increase the quantity and quality of leads and customers.
●	Customer Care, Tech Support, and Order Fulfillment Services: Our customer care, technical support, and order fulfillment services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.
●	Digitally enabled back office and specialty services: Our digital AI operations, content moderation, and fraud detection and prevention services provide clients with data tagging and annotation capabilities to train and enable AI platforms, community content moderation, and compliance to meet client content standards, and proactive fraud solutions to assist our clients in the detection and prevention of fraud.

Based on our clients’ preferences, we provide our services on an integrated cross-business segment and/or on a discrete basis.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our 2021 Financial Results

In 2021, our revenue increased 16.6% to $2,273 million over 2020, including an increase of 1.0% or $18.7 million due to foreign currency fluctuations. The increase in revenue was comprised of a $107.1 million, or 34.9%, increase for TTEC Digital and a $216.7 million, or 13.2%, increase for TTEC Engage.

Our 2021 income from operations increased $12.5 million to $217.2 million or 9.6% of revenue, from $204.7 million which was 10.5% of revenue for 2020. The change in operating income is attributable to a number of different factors across the segments. The TTEC Digital operating income declined with an 21.8%, or $9.9 million, decrease over last year primarily due to a reduction in a large multi-year government contract and increased amortization of acquisition related intangible assets, partially offset by the 2021 and 2020 acquisitions which accelerated growth in the cloud revenue platform. The TTEC Engage operating income increased 14.0%, or $22.4 million, compared to the prior year primarily related to the increase in revenue offset partially by expenses related to the cybersecurity incident during September 2021 which caused outages for several of our Engage clients.

Income from operations in 2021 and 2020 included a total of $15.1 million and $9.1 million of restructuring and asset impairments, respectively.

Our offshore customer experience centers spanning six countries serve clients based in the U.S. and in other countries with 23,200 workstations representing 58% of our global delivery capabilities. Revenue for our TTEC Engage segment provided in these offshore locations represented 29% of our 2021 revenue, as compared to 29% of our 2020 revenue.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of December 31, 2021, the total production workstations for our TTEC Engage segment was 39,750 and the overall capacity utilization in our centers was 63% versus 57% in the prior year period. The utilization continues to be lower than in previous years primarily due to COVID-19 protocols requiring the distancing of employees which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 18,500 and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 135%.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home versus brick-and-mortar seats. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

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

The BPO inbound and outbound service fees are based on either a per minute, per hour, per FTE, per transaction or per call basis, which represents the majority of our contracts. These contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. With the exception of training, which is not considered to have value to the customer on a stand-alone basis, and is typically billed upfront and deferred, the remainder of revenue is invoiced on a monthly or quarterly basis as services are performed and does not create a contract asset or liability.

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

In certain cases, the Company negotiates an upfront payment to a customer in conjunction with the execution of a contract. Such upfront payments are critical to acquisition of new business and are often used as an incentive to negotiate favorable rates from the clients and are accounted for as upfront discounts for future services. Payments to customers are capitalized as contract acquisition costs and are amortized as a reduction to revenue in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Such capitalized contract acquisition costs are periodically reviewed for impairment taking into consideration ongoing future cash flows expected from the contract and estimated remaining useful life of the contract.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the trade name. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the trade name, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, customer attrition rate, and other relevant factors.

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

We use a two-step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates the fair value of the reporting unit is in excess of its carrying value, no further testing is required.

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

Other Components of Results of Operations

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to December 31, 2020

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2021 and 2020 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$414,104	$306,985	$107,119	34.9%
Operating Income	35,437	45,315	(9,878)	(21.8)%
Operating Margin	8.6%	14.8%

The increase in revenue for the TTEC Digital segment was related to significant increases in the cloud platform and the systems integration practice including acquisitions of Avtex and VoiceFoundry, offset by reductions in a large multi-year governmental contract and the legacy facility based training business and Middle East consulting practice, both of which the Company has exited. Excluding this large multi-year government contract, the TTEC Digital revenue has increased 88% year over year.

The operating income reduction is primarily attributable to the reduction in a large multi-year government contract and increased amortization of acquisition related intangible assets, partially offset by the increased revenue due to the acquisitions and other revenue increases as well as the exit of the less profitable facilities based training and Middle East consulting practices. The operating income as a percentage of revenue decreased to 8.6% in 2021 as compared to 14.8% in 2020. Included in the operating income was amortization related to acquired intangibles of $18.8 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

TTEC Engage

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$1,858,958	$1,642,263	$216,695	13.2%
Operating Income	181,755	159,377	22,378	14.0%
Operating Margin	9.8%	9.7%

The increase in revenue for the TTEC Engage segment was due to a net increase of $316.3 million in client programs including certain COVID-19 pandemic related programs for several clients and a $16.4 million increase due to foreign currency fluctuations offset by a decrease for program completions of $116.0 million.

The operating income increased slightly due to growth in revenue, revenue mix, and increased profitability in several offerings and an $8.1 million increase due to grants received related to COVID-19 relief. Partially offsetting these increases were costs of $13.4 million, net related to the cybersecurity incident during September 2021 which caused outages in operations for several Engage clients, and a net $14.6 million in restructuring and impairment charges related to several facilities in the U.S. (see Part II, Item 8. Financial Statements and Supplementary Data, Note 11 to the Consolidated Financial Statements). As a result, the operating income as a percentage of revenue increased slightly to 9.8% in 2021 as compared to 9.7% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $13.2 million and $13.2 million for the years ended December 31, 2021 and 2020, respectively.

Interest Income (Expense)

Interest income decreased to $0.8 million in 2021 from $1.7 million in 2020 due to lower interest rates. Interest expense decreased to $12.4 million during 2021 from $17.5 million during 2020, primarily due to higher utilization of the line of credit offset by lower interest rates, and a $6.3 million decrease year over year in the charge related to the future purchase of the remaining 30% interest in Motif, which was finalized during the second quarter of 2020.

Other Income (Expense), Net

For the year ended December 31, 2021 Other income (expense), net increased to net income of $2.3 million from net expense of $18.6 million during the prior year.

Included in the year ended December 31, 2021 was a net $1.2 million expense related to the fair value adjustments of contingent consideration for two acquisitions.

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

Income Taxes

The reported effective tax rate for 2021 was 23.9% as compared to 24.0% for 2020. The effective tax rate for 2021 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $0.8 million benefit related to changes in tax contingent liabilities, a $1.3 million benefit related to provision to return adjustments, a $3.5 million benefit related to the cybersecurity incident, $13.9 million of expense related to changes in valuation allowances, a $3.8 million benefit related to restructuring charges, $4.1 million of expense related to international legal entity reorganization; a $9.6 million benefit related to equity based compensation, a $8.3 million benefit related to the amortization of purchased intangibles, and $0.1 million of other benefits. Without these items our effective tax rate for the year ended December 31, 2021 would have been 21.3%.

For the year ended December 31, 2020, our effective tax rate was 24.0%. The effective tax rate for 2020 was impacted by earnings in international jurisdictions currently under an income tax holiday, $2.9 million of expense related to changes in tax contingent liabilities, a $1.8 million benefit related to provision to return adjustments, a $3.0 million benefit related to losses on dissolutions of subsidiaries, $0.4 million of expense related to changes in valuation allowances, a $2.0 million benefit related to restructuring charges, $0.8 million of expense for earnouts related to acquisitions, a $4.0 million benefit related to equity based compensation, a $4.2 million benefit related to the amortization of purchased intangibles, and $0.1 million of other benefits. Without these items our effective tax rate for the year ended December 31, 2020 would have been 22.5%.

Year Ended December 31, 2020 compared to December 31, 2019

For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility (as defined below). During the year ended December 31, 2021, we generated positive operating cash flows of $251.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

In early April 2021, we drew down approximately $500 million on the Credit Facility in order to provide funding for the acquisition of Avtex Solutions, Holdings LLC.

During the first quarter 2020, we borrowed $350 million under our Credit Facility as a precautionary measure to provide additional liquidity during the global economic uncertainty and financial market conditions cause by the COVID-19 pandemic. During September 2020, this additional borrowing was repaid.

We primarily utilize our Credit Facility to fund working capital, general operations, dividends, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. During the fourth quarter of 2021, the Credit Facility was amended including an increase to $1.5 billion of total commitments (see discussion below in the Debt Instruments and Related Covenants). As of December 31, 2021 and 2020, we had borrowings of $791.0 million and $385.0 million, respectively, under our Credit Facility, and our average daily utilization was $797.2 million and $550.9 million for the years ended December 31, 2021 and 2020, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $565 million as of December 31, 2021. As of December 31, 2021, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $158.2 million and $132.9 million as of December 31, 2021 and 2020, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, and to pay dividends.

Cash Flows from Operating Activities

For the years 2021 and 2020 we reported net cash flows provided by operating activities of $251.3 million and $271.9 million, respectively. The decrease of $20.6 million from 2020 to 2021 was primarily due to a $34.4 million increase in net cash income from operations offset by a $55.0 million reduction in net working capital.

Cash Flows from Investing Activities

For the years 2021 and 2020, we reported net cash flows used in investing activities of $542.0 million and $112.4 million, respectively. The net increase in cash used in investing activities from 2020 to 2021 was due to an increase in acquisitions of $429.0 million.

Cash Flows from Financing Activities

For the years 2021 and 2020, we reported net cash flows provided by (used in) financing activities of $319.6 million and ($112.2) million, respectively. The change in net cash flows from 2020 to 2021 was primarily due to a $311.0 million net increase in the line of credit, a $37.2 million decrease in payments of contingent consideration and a $92.3 decrease in shareholder dividends offset by a $6.9 million increase in tax payments related to restricted stock units and $3.6 million of payments for debt issuance costs.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $190.9 million and $212.1 million for the years 2021 and 2020, respectively. The decrease from 2020 to 2021 was primarily due to an increase in the net cash from operations offset by a decrease in working capital.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$251,296	$271,920
Less: Purchases of property, plant and equipment	60,358	59,772
Free cash flow	$190,938	$212,148

Obligations and Future Capital Requirements

At December 31, 2021, our future contractual obligations were related primarily to debt, leases and income taxes. See the following footnotes in Part II. Item 8. Financial Statements and Supplementary Data:  Note 10 Income Taxes, Note 12 Indebtedness, Note 13 Commitments and Contingencies and Note 15 Leases for a discussion of the obligation and timing of required payments.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 6% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2022 to be between 2.9% and 3.1% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance of existing assets. The anticipated level of 2022 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of an acquisition or joint venture. In addition, as of December 31, 2021, we were authorized to purchase an additional $26.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, we may sometimes generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On November 23, 2021, we entered into a Sixth Amendment to our Amended and Restated Credit Agreement and Amendment (“the Credit Agreement”) and Restated Security Agreement originally dated June 3, 2013, (collectively, the “Credit Facility”) to increase the total commitments by $300 million to $1.5 billion within the senior secured revolving Credit Facility with a syndicate of lenders led by Wells Fargo, National Association, as agent, swingline and fronting lender. The Credit Facility matures on November 23, 2026. We primarily use our Credit Facility to fund working capital, general operations, dividends, acquisitions and other strategic activities.

The maximum commitment under the Credit Facility is $1.5 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders as previously disclosed and as determined by reference to our net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which primarily remained unchanged from the 2019 Credit Facility. The Credit Agreement permits accounts receivable factoring up to the greater of $100 million or 25 percent of the average book value of all accounts receivable over the most recent twelve month period.

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

Indebtedness under the Credit Agreement is guaranteed by certain of our domestic subsidiaries and is secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of our Company and certain of its domestic subsidiaries. The indebtedness may also be secured by tangible assets of our Company and its domestic subsidiaries, if borrowings by foreign subsidiaries exceed 7.5% of our Company’s consolidated total assets and the total net leverage ratio is greater than 3.25 to 1.00. We also pledged 65% of the voting stock and all of the non-voting stock, if any, of certain of our material foreign subsidiaries.

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

As of December 31, 2021 and 2020, we had borrowings of $791.0 million and $385.0 million, respectively, under the Credit Facility. During 2021, 2020 and 2019, borrowings accrued interest at an average rate of approximately 1.3%, 1.6%, and 3.4% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2021, 2020 and 2019 were $797.2 million, $550.9 million and $331.8 million, respectively. As of December 31, 2021, and 2020, based on the current level of availability based on the covenant calculations, the remaining borrowing capacity was approximately $565 million and $510 million, respectively.

Client Concentration

During 2021, only one of our clients represented more than 10% of our total annual revenue. Our five largest clients accounted for 38% and 40% of our annual revenue for each of the two years ended December 31, 2021 and 2020, respectively. We have long-term relationships with our top five Engage clients, ranging from 15 to 22 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2022 and 2023, but most of our largest clients may have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Cybersecurity

We have made and continue to make significant financial investments in technologies and processes to mitigate cyber risks. We have a number of complex information systems used for a variety of functions ranging from services we deliver to our clients and their customers to support for our operations. The effective operation of our business depends on the proper functioning of these information systems. Like any information system, our systems are susceptible to cyber-attack. Any cyber-attack could impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or result in our data, our employees’ data and our clients’ data that we retain for the provision of our services being compromised, which could have a significant impact on our reputation, results of operations, and financial condition. Our information systems are protected through physical and technological safeguards as well as backup systems and protocols considered appropriate by management. We also provide role-based employee cybersecurity risk awareness training about phishing, malware, social engineering, data protection, and other cyber risks. Further, several years ago we formed a cybersecurity risk management steering committee that is comprised of technology leaders and management from each of our business segments, leaders from our information technology and information security organizations; representatives from our regulatory and risk oversight functions and our internal audit group. This steering committee meets regularly to coordinate cybersecurity risk management issues and set proactive priorities to secure the business. Our executive leadership team and the Audit Committee of our Board of Directors, which has the delegated authority from the Board to oversee TTEC cybersecurity risk management, are updated at least quarterly on the progress and status of our cybersecurity priorities. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, distributed denial of service attacks, malware attacks, computer viruses, cyber fraud, and other events intended to disrupt information systems, unauthorized access to confidential information, or other types of malicious events that may result in harm to our business. Our investment in cybersecurity is not expected to decrease in the foreseeable future, and despite our on-going efforts to improve our cybersecurity, there can be no assurance that a sophisticated cyber-attack could timely be detected or thwarted.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements.

Changes in Accounting Principle

See discussion of adopted accounting standards in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2021, we had $791.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2021 and 2020, interest accrued at a rate of approximately 1.3% and 1.6% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

The Company’s interest rate swap arrangement expired as of May 31, 2017 and no additional swaps have been entered into since that time.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2021, 2020 and 2019, revenue associated with this foreign exchange risk was 17%, 17% and 22% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2021	2020	2019
Canadian Dollar vs. U.S. Dollar	0.3%	2.1%	4.5%
Philippine Peso vs. U.S. Dollar	(6.4)%	5.2%	3.5%
Mexican Peso vs. U.S. Dollar	(2.9)%	(5.2)%	3.8%
Australian Dollar vs. U.S. Dollar	(6.1)%	9.0%	(0.6)%
Euro vs. U.S. Dollar	(8.1)%	8.6%	(2.0)%
Indian Rupee vs. U.S. Dollar	(1.8)%	(2.5)%	(2.5)%
Philippine Peso vs. Australian Dollar	(0.2)%	(4.2)%	4.0%

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

Our cash flow hedging instruments as of December 31, 2021 and 2020 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2021	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,022		100.0%	June 2022
Philippine Peso	8,472,000	164,295	(1)	51.7%	December 2024
Mexican Peso	1,422,500	63,002		43.2%	December 2024
		$234,319

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2021 and December 31, 2020.

The fair value of our cash flow hedges at December 31, 2021 was an asset (in thousands):

		Maturing in the
	December 31, 2021	Next 12 Months
Canadian Dollar	$96	$96
Philippine Peso	(1,102)	(324)
Mexican Peso	944	973
	$(62)	$745

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges decreased by $11.5 million from December 31, 2020 to December 31, 2021. The decrease in fair value from December 31, 2020 primarily reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippines Peso.

We recorded net gains (losses) of $4.9 million, $2.6 million, and $(4.2) million for settled cash flow hedge contracts for the years ended December 31, 2021, 2020, and 2019, respectively. These gains(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2021 and 2020, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results of operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2021 or 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2021, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021, the end of the period covered by this Form 10-K.

We excluded Avtex from our assessment of internal control over financial reporting as of December 31, 2021 because this company was acquired by the Company in a purchase business combination in 2021. Avtex’s total assets and total revenues represent 2.7% and 6.7%, respectively, of the related consolidated financial amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2022 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2021 (the “2022 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code defining rules of conduct for our employees, partners and suppliers. Our Ethics Code for Senior Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, lead executives of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Ethics Code defines conduct for all directors, officers, employees, partners and suppliers (as applicable). Both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers under the Ethics Code for Senior Executive and Financial Officers in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2022 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2022 Proxy Statement is incorporated herein by reference.

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

3. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

2.01+	Asset Purchase Agreement, dates as of December 22, 2021, by and among TTEC Government Solutions LLC, Faneuil, Inc. and AJL Holdings, Inc.	8-K	2.1	12/27/2021

3.01**	Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996	S-1/A	3.01	7/5/1996

3.03**	Certificate of Amendment of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018	8-K	3.03	1/9/2018

3.04**	Amended and Restated Bylaws of TTEC Holdings, Inc. (reflecting name change)	8-K	3.04	1/9/2018

4.01**	Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934	10-K	4.01	3/4/2020

10.01**	Equity Purchase Agreement, dated as of March 1, 2021, by and among NEPAS Holdings, LLC, Avtex Solutions Holdings, LLC and TTEC Digital, LLC (incorporated by reference as Exhibit 10.1 to TTEC’s Form 8-K filed on March 3, 2021)	8-K	10.1	3/3/2021

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan	DEF 14A	A	4/12/2010

10.07**	TTEC Holdings, Inc. 2020 Equity Incentive Plan	DEF 14A	A	4/3/2020

10.25**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective July 5, 2019	10-Q	10.25	8/7/2019

10.26**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 6, 2020	10-Q	10.26	5/4/2020

10.27**	Form of TTEC Holdings. Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 3, 2021	10-Q	10.27	8/3/2021

10.28**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement effective July 1, 2021	10-Q	10.28	8/3/2021

10.29**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective July 1, 2014	10-K	10.29	3/9/2015

10.30**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014	10-K	10.30	3/9/2015

10.31**	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)	10-Q	10.31	8/5/2020

10.32**	Independent Director Compensation Arrangements (effective May 2019)	10-K	10.32	3/6/2019

10.33**	Form of Indemnification Agreement with Directors and Executive Officers	10-Q	10.33	11/5/2019

10.34**	Independent Director Compensation Arrangements (effective May 2021)	10-K	10.34	3/1/2021

10.40**	Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated October 15, 2001	10-K	10.68	4/1/2002

10.41**	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated December 31, 2008	10-K	10.17	2/23/2009

10.60**	Amended and Restated Executive Employment Agreement between Regina M. Paolillo and TTEC Services Corporation effective May 1, 2018	10-Q	10.60	5/10/2018

10.82**	Amended and Restated Executive Employment Agreement between Judi A. Hand and TTEC Services Corporation effective May 1, 2018	10-Q	10.82	5/10/2018

10.83**	Employment Agreement between Dustin J. Semach and TTEC Services Corporation effective November 9, 2021.	8-K	10.83	11/12/2021

10.86**	Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018	10-K	10.86	3/6/2019

10.87**	Summary of employment arrangements between Richard Sean Erickson and TTEC Services Corporation effective September 8, 2020.	10-K	10.87	3/1/2021

10.89**	Employment Agreement between TTEC Digital LLC and George S. Demou effective April 8, 2021	8-K	10.89	4/9/2021

10.90**	Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers	8-K	10.1	6/7/2013

10.91**	First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.	8-K	10.90	2/16/2016

10.96**	Sixth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	8-K	10.96	11/29/2021

10.99**	Membership Interest Purchase Agreement dated October 26, 2019, by and among Ortana Holdings, LLC, an Oregon limited liability company, First Call Resolution, LLC, an Oregon limited liability company, John Stadter, Matthew Achak, and TTEC Services Corporation, a Colorado corporation	8-K	10.99	10/29/2019

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TTEC

31.2*	Rule 13a-14(a) Certification of CFO of TTEC

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from TTEC Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

*     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

+      Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 3, 2022.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ DUSTIN J SEMACH	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Dustin J. Semach	Chief Financial Officer

*	DIRECTOR
Steven J. Anenen

*	DIRECTOR
Tracy L. Bahl

*	DIRECTOR
Gregory A. Conley

*	DIRECTOR
Robert N. Frerichs

*	DIRECTOR
Marc L. Holtzman

*	DIRECTOR
Gina Loften

*	DIRECTOR
Ekta Singh-Bushell

* By /s/ Dustin J. Semach under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Avtex Solutions Holdings, LLC (“Avtex”) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Avtex from our audit of internal control over financial reporting. Avtex is a wholly owned subsidiary, whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.7% and 6.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquisition of Avtex Solutions Holdings, LLC - Valuation of Customer Relationships Intangible Asset

As described in Note 2 to the consolidated financial statements, on April 8, 2021, the Company acquired 100% of the outstanding stock of Avtex Solutions Holdings, LLC (“Avtex”) for the total purchase price of $499.946 million, which resulted in a $128.2 million customer relationships intangible asset being recorded. A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumptions utilized in calculating the fair value of the customer relationships intangible asset were the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Avtex is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate for the customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and controls over the development of the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate for the customer relationships intangible asset, (iii) evaluating the appropriateness of the valuation method, (iv) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate, and (v) testing the completeness and accuracy of data used in the valuation. Evaluating the reasonableness of the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate involved considering the past performance of the acquired business as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and the customer attrition rate, contributory asset charge, and discount rate assumptions.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 3, 2022

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$158,205	$132,914
Accounts receivable, net of allowance of $5,409 and $5,067	357,310	378,397
Prepaids and other current assets	134,333	104,597
Income and other tax receivables	48,139	40,894
Total current assets	697,987	656,802

Long-term assets
Property, plant and equipment, net	168,404	178,706
Operating lease assets	90,180	120,820
Goodwill	739,481	363,502
Deferred tax assets, net	11,130	15,081
Other intangible assets, net	212,349	112,059
Other long-term assets	77,273	69,438
Total long-term assets	1,298,817	859,606
Total assets	$1,996,804	$1,516,408

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$70,415	$66,658
Accrued employee compensation and benefits	156,324	163,658
Other accrued expenses	63,369	55,915
Income tax payable	9,471	19,709
Deferred revenue	95,608	39,956
Current operating lease liabilities	44,460	43,651
Other current liabilities	4,749	6,623
Total current liabilities	444,396	396,170

Long-term liabilities
Line of credit	791,000	385,000
Deferred tax liabilities, net	5,335	7,747
Non-current income tax payable	17,486	22,291
Non-current operating lease liabilities	64,419	98,277
Other long-term liabilities	79,827	96,185
Total long-term liabilities	958,067	609,500
Total liabilities	1,402,463	1,005,670

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	56,316	52,976

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 46,990,031 and 46,737,033 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	470	467
Additional paid-in capital	361,135	360,293
Treasury stock at cost: 35,062,222 and 35,315,220 shares as of December 31, 2021 and December 31, 2020, respectively	(597,031)	(601,214)
Accumulated other comprehensive income (loss)	(98,426)	(72,156)
Retained earnings	856,065	757,312
Noncontrolling interest	15,812	13,060
Total stockholders’ equity	538,025	457,762
Total liabilities, stockholders’ equity and mezzanine equity	$1,996,804	$1,516,408

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,273,062	$1,949,248	$1,643,704

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,704,109	1,452,719	1,242,887
Selling, general and administrative	239,994	203,902	202,540
Depreciation and amortization	96,706	78,862	69,086
Restructuring charges, net	3,807	3,264	1,747
Impairment losses	11,254	5,809	3,735
Total operating expenses	2,055,870	1,744,556	1,519,995

Income from operations	217,192	204,692	123,709

Other income (expense)
Interest income	761	1,656	1,913
Interest expense	(12,384)	(17,489)	(19,113)
Other income (expense), net	2,315	(18,591)	3,902
Total other income (expense)	(9,308)	(34,424)	(13,298)

Income before income taxes	207,884	170,268	110,411

Provision for income taxes	(49,695)	(40,937)	(25,677)

Net income	158,189	129,331	84,734

Net income attributable to noncontrolling interest	(17,219)	(10,683)	(7,570)

Net income attributable to TTEC stockholders	$140,970	$118,648	$77,164

Other comprehensive income (loss)
Net income	$158,189	$129,331	$84,734
Foreign currency translation adjustments	(17,551)	29,537	6,816
Derivative valuation, gross	(11,452)	5,717	16,990
Derivative valuation, tax effect	2,981	(1,468)	(4,530)
Other, net of tax	(391)	488	(786)
Total other comprehensive income (loss)	(26,413)	34,274	18,490
Total comprehensive income (loss)	131,776	163,605	103,224

Less: Comprehensive income attributable to noncontrolling interest	(12,067)	(8,352)	(7,698)

Comprehensive income attributable to TTEC stockholders	$119,709	$155,253	$95,526

Weighted average shares outstanding
Basic	46,890	46,647	46,373
Diluted	47,386	46,993	46,758

Net income per share attributable to TTEC stockholders
Basic	$3.01	$2.54	$1.66
Diluted	$2.97	$2.52	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2018	46,195	$462	$(610,177)	$353,932	$(124,596)	$725,551	$7,677	$352,849	$—
Cumulative effect of adopting accounting standard updates	—	—	—	—	—	(758)	—	(758)	—
Net income	—	—	—	—	—	77,164	6,969	84,133	601
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	48,322
Dividends to shareholders ($0.62 per common share)	—	—	—	—	—	(28,739)	—	(28,739)	—
Contribution from noncontrolling interest	—	—	—	—	—	—	3,362	3,362	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(4,950)	(4,950)	—
Foreign currency translation adjustments	—	—	—	—	6,688	—	128	6,816	—
Derivatives valuation, net of tax	—	—	—	—	12,460	—	—	12,460	—
Vesting of restricted stock units	294	3	4,863	(10,337)	—	—	—	(5,471)	—
Equity-based compensation expense	—	—	—	12,814	—	—	—	12,814	—
Other, net of tax	—	—	—	—	(786)	—	—	(786)	—
Balance as of December 31, 2019	46,489	$465	$(605,314)	$356,409	$(106,234)	$773,218	$13,186	$431,730	$48,923
Net income	—	—	—	—	—	118,648	8,156	126,804	2,527
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	3,849
Dividends to shareholders ($2.88 per common share)	—	—	—	—	—	(134,554)	—	(134,554)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(8,478)	(8,478)	(2,323)
Foreign currency translation adjustments	—	—	—	—	29,341	—	196	29,537	—
Derivatives valuation, net of tax	—	—	—	—	4,249	—	—	4,249	—
Vesting of restricted stock units	248	2	4,100	(8,623)	—	—	—	(4,521)	—
Equity-based compensation expense	—	—	—	12,507	—	—	—	12,507	—
Other, net of tax	—	—	—	—	488	—	—	488	—
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	140,970	12,210	153,180	5,009
Dividends to shareholders ($0.90 per common share)	—	—	—	—	—	(42,217)	—	(42,217)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(9,315)	(9,315)	(1,669)
Foreign currency translation adjustments	—	—	—	—	(17,408)	—	(143)	(17,551)	—
Derivatives valuation, net of tax	—	—	—	—	(8,471)	—	—	(8,471)	—
Vesting of restricted stock units	253	3	4,183	(15,583)	—	—	—	(11,397)	—
Equity-based compensation expense	—	—	—	16,425	—	—	—	16,425	—
Other, net of tax	—	—	—	—	(391)	—	—	(391)	—
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$158,189	$129,331	$84,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,706	78,862	69,086
Amortization of contract acquisition costs	983	590	1,002
Amortization of debt issuance costs	1,016	732	1,083
Imputed interest expense and fair value adjustments to contingent consideration	1,168	4,484	2,339
Provision for credit losses	(350)	494	1,711
(Gain) loss on disposal of assets	1,127	521	189
Loss on dissolution of subsidiary	—	19,905	—
Impairment losses	11,254	5,809	3,735
Deferred income taxes	831	(5,193)	(1,376)
Excess tax benefit from equity-based awards	(5,301)	(726)	(1,231)
Equity-based compensation expense	16,425	12,507	12,814
(Gain) loss on foreign currency derivatives	(213)	103	(140)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	40,156	(40,625)	29,608
Prepaids and other assets	18,407	57,597	27,413
Accounts payable and accrued expenses	(17,209)	76,726	97,268
Deferred revenue and other liabilities	(71,893)	(69,197)	(90,246)
Net cash provided by operating activities	251,296	271,920	237,989

Cash flows from investing activities
Proceeds from sale of long-lived assets	93	20	382
Purchases of property, plant and equipment, net of acquisitions	(60,358)	(59,772)	(60,776)
Acquisitions, net of cash acquired of $18,638, $4,423, and $4,547, respectively	(481,718)	(52,675)	(102,457)
Net cash used in investing activities	(541,983)	(112,427)	(162,851)

Cash flows from financing activities
Net proceeds(borrowings) from line of credit	406,000	95,000	8,000
Payments on other debt	(6,626)	(8,619)	(11,855)
Payments of contingent consideration and hold-back payments to acquisitions	(11,517)	(48,686)	(5,902)
Dividends paid to shareholders	(42,217)	(134,554)	(28,739)
Payments to noncontrolling interest	(10,984)	(10,801)	(4,950)
Capital contribution from noncontrolling interest	—	—	3,362
Tax payments related to issuance of restricted stock units	(11,397)	(4,521)	(5,471)
Payments of debt issuance costs	(3,614)	(45)	(1,819)
Net cash used in financing activities	319,645	(112,226)	(47,374)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,291)	6,157	(410)

Increase in cash, cash equivalents and restricted cash	21,667	53,424	27,354
Cash, cash equivalents and restricted cash, beginning of period	159,015	105,591	78,237
Cash, cash equivalents and restricted cash, end of period	$180,682	$159,015	$105,591

Supplemental disclosures
Cash paid for interest	$11,188	$10,233	$13,108
Cash paid for income taxes	$71,392	$47,761	$36,316
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$912	$1,852	3,731
Acquisition of equipment through increase in accounts payable, net	$(2,243)	$347	$881

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to service by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle. TTEC’s 65,000 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

The Company operates and reports its financial results of operation through two business segments: TTEC Digital and TTEC Engage.

●	TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting, and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of customer relationship management (“CRM”), data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.
●	TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including artificial intelligence (“AI”) operations, content moderation, and fraud management services.

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, ML, RPA, analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments, and hypergrowth companies on a global scale.

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

Fair Value of Financial Instruments

Fair values of cash equivalents, accounts receivable, accounts payable and debt approximate the carrying amounts because of their short-term nature.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, primarily held in interest-bearing investments, and liquid short-term investments, which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019

Cash and cash equivalents	$158,205	$132,914	$82,407
Restricted cash included in "Prepaid and other current assets"	22,477	26,101	23,172
Restricted cash included in "Other noncurrent assets"	—	—	12
Total	$180,682	$159,015	$105,591

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 or 7 years depending on the software type. Previously, the expense related to these assets has been classified as amortization expense within the income statement. Based on the new guidance adopted as of January 1, 2020, the amortization of any assets that are classified as cloud computing arrangements will be expensed and included in operating expenses within the income statement. The expense for the portion of the internally developed software incurred prior to January 1, 2020 and any assets that are not related to a cloud computing arrangement, will remain in amortization expense on a go-forward basis, as the Company adopted the new standard on a prospective basis.

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

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived), trade names (definite-lived) and non-compete agreements (definite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 12 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A definite-lived intangible asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

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

No significant changes in indefinite reinvestment assertion were made during 2021. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment. As of December 31, 2021, the Company has a deferred asset of $6.4 million related to sales commissions.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, along with subsequent amendments, which amended the existing standards for lease accounting. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASU 740), which is intended to simplify various aspects related to income tax accounting. The ASU is effective for interim and annual periods beginning on or after December 15, 2020 with early adoption permitted. The Company adopted the new guidance effective January 1, 2021, and the adoption had no effect on the financial statements or related disclosures during the year.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which now requires the acquirer to account for revenue contracts in accordance with Topic 606 as if it had acquired the contract, versus recording these assets and liabilities at fair value on acquisition date. The ASU is effective for interim and annual periods beginning on or after December 15, 2022 with early adoption permitted. The Company adopted the new guidance during the fourth quarter of 2021 which required application to all acquisitions completed during the adoption year. See further discussion in Note 2.

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (“LIBOR”) on or before December 31, 2021. The ASU is effective from March 12, 2020 through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has not yet adopted the standard but does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

(2)ACQUISITIONS

Faneuil

On December 21, 2021, TTEC Government Solutions LLC, a TTEC Holdings, Inc.’s subsidiary, entered into an agreement with Faneuil, Inc., a subsidiary of ALJ Regional Holdings, Inc., pursuant to which and subject to the satisfaction of certain closing conditions, TTEC Government Solutions LLC will acquire certain public sector citizen experience contracts in the transportation infrastructure and healthcare exchange industries from Faneuil for cash consideration of $140.0 million plus certain future contingent payments, and customary adjustments; and subject to customary indemnification for representations and warranties of the sellers about the state of the business. In addition, Faneuil agreed to grant to TTEC Government Solutions LLC a three-year call right and a right of first offer to purchase certain other assets of Faneuil in its utilities, commercial healthcare, proprietary technology, and certain other verticals.

Transaction closing is contingent on (1) the satisfactory completion of Hard-Scott-Rodino competition review by the U.S. Federal Trade Commission, which was accomplished at the end of January 2021; (2) the receipt of consents to assignment of contracts which is on-going; and (3) the completion of customary transition services agreements between TTEC and Faneuil to support the transition. Based on the currently available information, parties anticipate that the transaction will close in the first quarter of 2022.

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

Total cash paid at acquisition was $499.946 million ($490.0 million base purchase price plus cash, less debt and working capital estimate). The Avtex transaction is subject to customary representations and warranties, holdbacks, and a net working capital adjustment. The Company used cash from operations and drew down on its Credit Facility to fund the acquisition. The Company finalized the net working capital adjustment for $0.1 million during the third quarter of 2021 which was paid by Avtex to the Company in the third quarter of 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During the fourth quarter of 2021, TTEC implemented ASU 2021-08 which required an accounting modification to the deferred revenue balance as of the acquisition date (see discussion above in Note 1). The deferred revenue balance was evaluated as if TTEC had been the company securing the initial contract and accounted for these contracts in accordance with ASC 606. Based on this re-assessment, the $4.9 million reduction initially recorded to deferred revenue in connection with the purchase price accounting was eliminated and an offsetting increase to Goodwill was recorded as of the acquisition date. In connection with this modification, revenue of $3.4 million was recorded in the fourth quarter of 2021 related to deferred revenue from the second and third quarters of 2021.

A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumptions utilized in calculating the fair value of the customer relationships intangible asset were the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$18,638
Accounts receivable, net	22,214
Prepaid expenses	26,389
Current income tax receivables	93
Net fixed assets	3,162
Right of use assets	3,614
Other Assets	480
Tradename	5,300
Intellectual property intangible	770
Customer relationships	128,200
Goodwill	378,882
$587,742

Accounts payable	$20,580
Accrued employee compensation	4,325
Accrued expenses	250
Right of use liability - current	678
Deferred revenue	56,765
Accrued income taxes	332
Deferred tax liability	1,930
Right of use liability - noncurrent	2,936
$87,796

Total purchase price	$499,946

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of the valuation and tax returns, thus are subject to revisions that may result in adjustments to the value presented above.

The Avtex customer relationships, intellectual property intangible, and tradename have been estimated based on the initial valuation and will be amortized over estimated useful lives of 9, 3, and 1 years, respectively. The goodwill recognized from the Avtex acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be materially deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Avtex are reported within the TTEC Digital segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

VoiceFoundry US

On August 5, 2020, TTEC Digital, LLC, closed the first phase of the acquisition of the VoiceFoundry business by acquiring 100% of the business’s net assets in the U.S. and U.K., (the “VF US Transaction”). VoiceFoundry is a preferred Amazon Connect cloud contact center service and implementation partner. The business has been integrated into the TTEC Digital segment and is being fully consolidated into the financial statements of TTEC.

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

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 23.1%, a volatility rate of 47%, and an adjusted risk-free rate of 2.6%. Based on the model, a $10.9 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021, the second quarter of 2021 and the fourth quarter of 2021, a $3.2 million expense, a $0.5 million expense, a $0.2 million expense, and a $25 thousand expense, respectively, were recorded related to a fair value adjustment of the estimated contingent consideration based on revised estimates of EBITDA performance for 2021. The expense was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $7.4 million and was paid in April 2021. During the first quarter of 2022, the contingent payment related to 2021 was finalized at a value of $7.4 million and will be paid in April 2022. As of December 31, 2021, the value of the accrual is $7.4 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The fair value of the contingent consideration has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance, a discount rate of 18.4%, a volatility rate of 50%, and an adjusted risk-free rate of 1.6%. Based on the model, a $2.8 million expected future payment was calculated and recorded as of the acquisition date. During the fourth quarter of 2020, the first quarter of 2021, the second quarter of 2021 and the fourth quarter of 2021, a $1.2 million expense, a $0.4 million expense, a $0.1 million benefit and a $0.1 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent consideration based on estimates of EBITDA performance for 2020 and 2021. These expenses/benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2021, the contingent payment related to 2020 was finalized at a value of $2.2 million and was paid in April 2021. During the first quarter of 2022, the contingent payment related to 2021 was finalized at a value of $2.2 million and will be paid in April 2022. As of December 31, 2021, the value of the accrual is $2.2 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of the closing of the Serendebyte Transaction, Serendebyte’s founder and certain members of its management continued to hold the remaining 30% interest in Serendebyte, Inc. (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Serendebyte’s founder and the management team shall have an option to sell to TTEC Digital LLC and TTEC Digital LLC shall have an option to purchase the Remaining Interest at a purchase price equal to a multiple of Serendebyte’s adjusted trailing twelve month EBITDA for this particular acquisition. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 35%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $3.8 million at the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets. The Company recognizes changes in the redemption value of the Redeemable noncontrolling interest immediately as they occur but does not reduce the carrying value below the carrying value determined in accordance with ASC 810 (that amount being determined based on the allocation of income or loss to the noncontrolling interest as adjusted for distributions). At each subsequent reporting date, the current redeemable value is calculated and, if necessary, an adjustment is recorded to increase or decrease the noncontrolling interest account to reflect the appropriate balance, with the corresponding adjustment to retained earnings. As of December 31, 2021, no adjustments have been recorded related to changes in the estimated redemption value.

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

As of the closing of the FCR Transaction, Ortana Holdings, LLC, an Oregon limited liability company (“Ortana”), owned by the FCR founders, will continue to hold the remaining 30% membership interest in FCR (“Remaining Interest”). Between January 31, 2023 and December 31, 2023, Ortana shall have an option to sell to TSC and TSC shall have an option to purchase from Ortana the Remaining Interest at a purchase price equal to a multiple of FCR’s adjusted trailing twelve month EBITDA for this particular acquisition and not to compete with the Company for a period of four years after the disposition of the Remaining Interest. The noncontrolling interest was recorded at fair value on the date of acquisition. The fair value was based on significant inputs not observable in the market (Level 3 inputs) including forecasted earnings, discount rate of 19.6%, working capital requirements and applicable tax rates. The noncontrolling interest was valued at $48.3 million on the acquisition date and is shown as Redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets. The Company recognizes changes in the redemption value of the Redeemable noncontrolling interest immediately as they occur but does not reduce the carrying value below the carrying value determined in accordance with ASC 810 (that amount being determined based on the allocation of income or loss to the noncontrolling interest as adjusted for distributions). At each subsequent reporting date, the current redeemable value is calculated and, if necessary, an adjustment is recorded to increase or decrease the noncontrolling interest account to reflect the appropriate balance, with the corresponding adjustment to retained earnings. As of December 31, 2021, no adjustments have been recorded related to changes in the estimated redemption value.

The fair value of the contingent consideration has been measured based on significant inputs not observable in the market (Level 3 inputs). Significant assumptions include a discount rate of 16.7% expected forecast volatility of 20%, an equivalent metric risk premium of 15.1%, risk-free rate of 1.6% and a credit spread of 1.8%. Based on these, a $6.5 million expected future payment was calculated. As of the acquisition date, the present value of the contingent consideration was $6.1 million. During the first, second and fourth quarters of 2020, $3.3 million, $1.1 million and $1.8 million of net benefits, respectively, were recorded related to fair value adjustment of the estimated contingent consideration based on revised actuals and estimates of EBITDA performance for 2020. The benefits were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2021, the final value of the contingent consideration was calculated at zero based on actual performance for 2020.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2021, 2020 and 2019 noted above contributed revenues of $147.7 million, $19.4 million and $18.6 million, and a net income of $9.8 million, $1.9 million and $1.4 million, to the Company in the respective year in which they were acquired for the years ended December 31, 2021, 2020 and 2019, respectively.

The unaudited proforma financial results for the twelve months ended 2021 combines the consolidated results of the Company and Avtex assuming the acquisition had been completed on January 1, 2020. The reported revenue and net income of $2,273.1 million and $141.0 million would have been $2,320.1 million and $140.3 million for the year ended December 31, 2021, respectively, on an unaudited proforma basis.

The unaudited proforma financial results for the twelve months ended 2020 combines the consolidated results of the Company, and Avtex assuming the acquisition had been completed on January 1, 2020 and VoiceFoundry US, VoiceFoundry ASEAN and Serendebyte, assuming the acquisitions had been completed on January 1, 2019. For 2020, the reported revenue and net income of $1,949.2 million and $118.6 million would have been $2,135.6 million and $115.6 million for the year ended December 31, 2020, respectively, on an unaudited proforma basis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The unaudited proforma financial results for the twelve months ended 2019 combines the consolidated results of the Company and VoiceFoundry US, VoiceFoundry ASEAN and Serendebyte, assuming the acquisitions had been completed on January 1, 2019 and also includes FCR assuming the acquisition had been completed on January 1, 2018. For 2019, the reported revenue and net income of $1,643.7 million and $77.2 million would have been $1,741.3 million and $87.0 million for the year ended December 31, 2019, respectively, on an unaudited proforma basis.

The Company did not have any material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue earnings. These proforma amounts have been calculated after applying the Company’s accounting policies and adjusting the respective acquired businesses’ results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from the date indicated, with the consequential tax effects.

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

(3)SEGMENT INFORMATION

The Company reports the following two segments:

TTEC Digital is one of the largest pure-play CX technology service providers with expertise in CX strategy, digital consulting and transformation enabled by proprietary CX applications and technology partnerships. TTEC Digital designs, builds, and operates robust digital experiences for clients and their customers through the contextual integration and orchestration of CRM, data, analytics, CXaaS technology, and intelligent automation to ensure high-quality, scalable CX outcomes.

●	Technology Services: Our technology services design, integrate, and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity.
●	Professional Services: Our management consulting practices deliver customer experience strategy, analytics, process optimization, and learning and performance services.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

TTEC Engage provides the digitally enabled CX managed services to support our clients’ end-to-end customer interaction delivery at scale. The segment delivers omnichannel customer care, tech support, order fulfillment, customer acquisition, growth, and retention services with industry specialization and distinctive CX capabilities for hypergrowth brands. TTEC Engage also delivers digitally enabled back office and industry specific specialty services including AI operations, content moderation, and fraud management services.

●	Customer Acquisition, Growth, and Retention Services: Our customer growth and acquisition services optimize the buying journeys for acquiring new customers by leveraging technology and analytics to deliver personal experiences that we believe increase the quantity and quality of leads and customers.
●	Customer Care, Tech Support, and Order Fulfillment Services: Our customer care, technical support, and order fulfillment services provide turnkey contact center solutions, including digital omnichannel technologies, associate recruiting and training, facilities, and operational expertise to create exceptional customer experiences across all touchpoints.
●	Digitally enabled back office and specialty services: Our digital AI operations, content moderation, and fraud detection and prevention services provide clients with data tagging and annotation capabilities to train and enable AI platforms, community content moderation, and compliance to meet client content standards, and proactive fraud solutions to assist our clients in the detection and prevention of fraud.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$414,148	$(44)	$414,104	$30,468	$35,437
TTEC Engage	1,858,965	(7)	1,858,958	66,238	181,755
Total	$2,273,113	$(51)	$2,273,062	$96,706	$217,192

Year Ended December 31, 2020

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$307,278	$(293)	$306,985	$14,029	$45,315
TTEC Engage	1,642,263	—	1,642,263	64,833	159,377
Total	$1,949,541	$(293)	$1,949,248	$78,862	$204,692

Year Ended December 31, 2019

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$305,595	$(249)	$305,346	$11,216	$38,927
TTEC Engage	1,338,358	—	1,338,358	57,870	84,782
Total	$1,643,953	$(249)	$1,643,704	$69,086	$123,709

	For the Year Ended December 31,
	2021	2020	2019
Capital Expenditures
TTEC Digital	$8,919	$7,881	$14,397
TTEC Engage	51,439	51,891	46,379
Total	$60,358	$59,772	$60,776

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	December 31,
	2021	2020	2019
Total Assets
TTEC Digital	$828,255	$277,365	$238,081
TTEC Engage	1,168,549	1,239,043	1,138,707
Total	$1,996,804	$1,516,408	$1,376,788

	December 31,
	2021	2020	2019
Goodwill
TTEC Digital	$505,222	$128,211	$66,275
TTEC Engage	234,259	235,291	235,419
Total	$739,481	$363,502	$301,694

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$1,524,654	$1,338,267	$1,002,524
Philippines	409,360	347,575	370,395
Latin America	114,967	98,633	100,117
Europe / Middle East / Africa	110,909	78,478	70,613
Asia Pacific / India	67,035	59,750	55,554
Canada	46,137	26,545	44,501
Total	$2,273,062	$1,949,248	$1,643,704

Property, plant and equipment, gross
United States	$605,582	$576,803	$559,326
Philippines	158,098	162,391	144,213
Latin America	47,540	46,307	45,743
Europe / Middle East / Africa	19,594	23,043	14,823
Asia Pacific / India	14,977	15,918	21,562
Canada	14,825	13,844	15,516
Total	$860,616	$838,306	$801,183

Other long-term assets
United States	$67,291	$55,548	$57,417
Philippines	6,187	8,756	7,892
Latin America	864	912	993
Europe / Middle East / Africa	1,735	2,328	993
Asia Pacific / India	435	1,726	1,422
Canada	761	168	252
Total	$77,273	$69,438	$68,969

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$362,719	$383,464
Less: Allowance for credit losses	(5,409)	(5,067)
Accounts receivable, net	$357,310	$378,397

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

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	December 31,
	2021	2020	2019
Balance, beginning of year	$5,067	$5,452	$5,592
Provision for credit losses	(350)	494	1,711
Uncollectible receivables written-off	(281)	(880)	(1,311)
Effect of foreign currency and other	(15)	1	(540)
Acquisition	988	—	—
Balance, end of year	$5,409	$5,067	$5,452

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for the year ended December 31, 2021 and 2020. The Company had no clients that contributed in excess of 10% of total revenue for the year ended December 31, 2019. The revenue from these clients as a percentage of total revenue is as follows:

	Year Ended December 31,
	2021	2020	2019

Financial services client	12%	13%	3%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Financial services client	$15,483	$58,960	$4,321

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2021.

Accounts Receivable Factoring Agreement

The Company is party to an Uncommitted Receivables Purchase Agreement (“Agreement”) with Bank of the West (“Bank”), whereby from time-to-time the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $100 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flows.

As of December 31, 2021 and 2020, the Company had factored $97.7 million and $71.0 million, respectively, of accounts receivable; under the Agreement discounts on these receivables were not material during the year. As of December 31, 2021 and 2020, the Company had collected $22.5 million and $26.1 million, respectively, of cash from customers which had not been remitted to the Bank. The unremitted cash is Restricted Cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of December 31, 2021 and 2020 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land and buildings	$32,942	$32,944
Computer equipment and software	503,056	474,415
Telephone equipment	50,256	51,717
Furniture and fixtures	84,944	85,149
Leasehold improvements	189,161	193,823
Motor vehicles	257	258
Property, plant and equipment, gross	860,616	838,306
Less: Accumulated depreciation and amortization	(692,212)	(659,600)
Property, plant and equipment, net	$168,404	$178,706

Depreciation and amortization expense for property, plant and equipment was $63.5 million, $62.7 million and $57.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Included in the computer equipment and software is internally developed software of $19.4 million net and $16.2 million net as of December 31, 2021 and 2020, respectively. During 2021, impairments of internally developed software of $3.2 million were expensed and included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2020	Adjustments	Impairments	Currency	2021

TTEC Digital	$128,211	$378,908	$—	$(1,897)	$505,222
TTEC Engage	235,291	—	—	(1,032)	234,259
Total	$363,502	$378,908	$—	$(2,929)	$739,481

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2019	Adjustments	Impairments	Currency	2020

TTEC Digital	$66,275	$59,341	$—	$2,595	$128,211
TTEC Engage	235,419	(254)	—	126	235,291
Total	$301,694	$59,087	$—	$2,721	$363,502

Impairment

The Company has three reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist.

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2021, the date of the annual impairment testing, the Company concluded that for all three of the reporting units the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used a market approach and an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods ranging from 2.5% to 28.8%;
●	EBITDA margin projections held relatively flat over the forecast periods ranging from 11.5% to 21.1%;
●	Estimated income tax rates of 26.1% to 26.9%;
●	Estimated capital expenditures ranging from $3.9 million to $81.3 million, and
●	Discount rates ranging from 8.5% to 12.5% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions.

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

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2020	Amortization	Impairments	Adjustments	Currency	2021
Customer relationships, gross	$173,601	$—	$—	$128,186	$(1,839)	$299,948
Customer relationships - accumulated amortization	(68,769)	(25,440)	(671)	—	1,298	(93,582)
Other intangible assets, gross	14,450	—	—	5,300	(19)	19,731
Other intangible assets - accumulated amortization	(7,223)	(6,529)	—	—	4	(13,748)
Other intangible assets, net	$112,059	$(31,969)	$(671)	$133,486	$(556)	$212,349

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2019	Amortization	Impairments	Adjustments	Currency	2020
Customer relationships, gross	$161,756	$—	$—	$11,570	$275	$173,601
Customer relationships - accumulated amortization	(54,653)	(13,640)	—	—	(476)	(68,769)
Other intangible assets, gross	13,162	—	—	1,250	38	14,450
Other intangible assets - accumulated amortization	(4,669)	(2,546)	—	—	(8)	(7,223)
Other intangible assets, net	$115,596	$(16,186)	$—	$12,820	$(171)	$112,059

The acquisition recorded during 2021 relates to the purchase of Avtex (see Note 2 for further information).

The acquisitions recorded during 2020 relate to the purchases of Serendebyte and VoiceFoundry (see Note 2 for further information).

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Customer relationships are being amortized over the remaining weighted average useful life of 7.1 years and other intangible assets are being amortized over the remaining weighted average useful life of 1.3 years. Amortization expense related to intangible assets was $32.0 million, $16.2 million and $10.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Expected future amortization of other intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$31,147
2023	29,935
2024	27,358
2025	25,324
2026	25,264
Thereafter	73,321
Total	$212,349

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2021, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands and net of tax):

	Year Ended December 31,
	2021	2020	2019

Aggregate unrealized net gain/(loss) at beginning of period	$8,431	$4,182	$(8,278)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(12,126)	2,321	15,545
Less: Net (gain)/loss reclassified to earnings from effective hedges	3,655	1,928	(3,085)
Aggregate unrealized net gain/(loss) at end of period	$(40)	$8,431	$4,182

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2021 and 2020 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2021	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,022		100.0%	June 2022
Philippine Peso	8,472,000	164,295	(1)	51.7%	December 2024
Mexican Peso	1,422,500	63,002		43.2%	December 2024
		$234,319

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2020	Amount	Amount
Canadian Dollar	2,450	$1,853
Philippine Peso	6,725,000	130,468	(1)
Mexican Peso	1,159,500	52,398
		$184,719

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2021 and December 31, 2020.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2021 and 2020, the total notional amount of the Company’s forward contracts used as fair value hedges was $32.9 million and $35.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,272	$204
Other long-term assets	611	—
Other current liabilities	(1,527)	(6)
Other long-term liabilities	(1,418)	—
Total fair value of derivatives, net	$(62)	$198

	December 31, 2020
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,939	$103
Other long-term assets	4,528	—
Other current liabilities	(73)	(118)
Other long-term liabilities	(4)	—
Total fair value of derivatives, net	$11,390	$(15)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$3,655	$1,928

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$4,939	$2,618

	Year Ended December 31,
	2021	2020

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$191	$205

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

The following presents information as of December 31, 2021 and 2020 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include market observable inputs and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2021, the investment in CaféX Communications, Inc., which consists of the Company’s total $15.6 million investment, was fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2021 and 2020, the Company had $791.0 million and $385.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2021 and 2020, borrowings accrued interest at an average rate of 1.3% and 1.6% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2021, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2021 and 2020 (in thousands):

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(62)	$—	$(62)
Fair value hedges	—	198	—	198
Total net derivative asset (liability)	$—	$136	$—	$136

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,390	$—	$11,390
Fair value hedges	—	(15)	—	(15)
Total net derivative asset (liability)	$—	$11,375	$—	$11,375

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2021 and 2020 (in thousands):

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$136	$—
Total assets	$—	$136	$—

Liabilities
Deferred compensation plan liability	$—	$(30,012)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(9,600)
Total liabilities	$—	$(30,012)	$(9,600)

Redeemable noncontrolling interest	$—	$—	$(56,316)

As of December 31, 2020

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$11,375	$—
Total assets	$—	$11,375	$—

Liabilities
Deferred compensation plan liability	$—	$(23,858)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(18,032)
Total liabilities	$—	$(23,858)	$(18,032)

Redeemable noncontrolling interest	$—	$—	$(52,976)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of VF US and VF ASEAN. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The contingent payable for VF ASEAN was calculated using a Monte Carlo simulation including a discount rate of 18.4% The measurements were based on significant inputs not observable in the market. The Company records interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

During the fourth quarter of 2020, the first quarter of 2021 the second quarter of 2021 and the fourth quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, $0.9 million increase, $0.2 million increase and a $0.1 million increase to the payables were recorded as of December 31, 2020, March 31, 2021, June 30, 2021 and December 31, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2021, the expected future contingent consideration for the VF US and VF ASEAN acquisitions is $9.6 million.

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2020	Acquisitions	Payments	Adjustments	2021

FCR	$—	$—	$—	$—	$—
VF US	14,085	—	(7,414)	743	7,414
VF ASEAN	3,947	—	(2,186)	425	2,186
Total	$18,032	$—	$(9,600)	$1,168	$9,600

				Imputed
	December 31,			Interest /	December 31,
	2019	Acquisitions	Payments	Adjustments	2020

FCR	$6,134	$—	$—	$(6,134)	$—
VF US	—	10,943	—	3,142	14,085
VF ASEAN	—	2,778	—	1,169	3,947
Total	$6,134	$13,721	$—	$(1,823)	$18,032

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$108,160	$129,620	$39,864
Foreign	99,724	40,648	70,547
Total	$207,884	$170,268	$110,411

The Company’s selection of an accounting policy with respect to both the GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2021 annual financial statements.

No significant changes in indefinite reinvestment assertion were made during the year. The Company has completed its analysis in regard to the full tax impact related to prior changes in indefinite reinvestment reassertion and any related taxes have been recorded. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The Company has an estimated $264 million of outside basis differences as of December 31, 2021. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision for (benefit from)
Federal	$20,697	$22,763	$5,289
State	8,006	9,871	2,826
Foreign	20,161	13,496	18,938
Total current provision for (benefit from)	48,864	46,130	27,053
Deferred provision for (benefit from)
Federal	(7,017)	(2,390)	2,515
State	(402)	(254)	118
Foreign	8,250	(2,549)	(4,009)
Total deferred provision for (benefit from)	831	(5,193)	(1,376)
Total provision for (benefit from) income taxes	$49,695	$40,937	$25,677

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax per U.S. federal statutory rate (21%, 21%, 21%)	$43,655	$35,756	$23,186
State income taxes, net of federal deduction	4,588	6,923	3,144
Change in valuation allowances	12,567	3,903	9,832
Foreign income taxes at different rates than the U.S.	(1,416)	(783)	(3,356)
Foreign withholding taxes	(93)	106	600
Losses in international markets without tax benefits	—	(1,656)	(2,651)
Nondeductible compensation under Section 162(m)	1,494	656	668
Taxes related to equity compensation	(4,282)	(587)	(976)
Liabilities for uncertain tax positions	(790)	2,882	661
Permanent difference related to foreign exchange gains	3,362	(71)	36
(Income) losses of foreign branch operations	(187)	(10)	55
Non-taxable earnings of noncontrolling interest	(3,085)	(1,964)	(1,294)
Foreign dividend less foreign tax credits	(1,142)	(1,723)	(1,681)
Decrease (increase) to deferred tax asset - change in tax rate	—	(48)	(2,848)
State and Federal income tax credits and NOL's	(4,531)	(3,918)	(1,176)
Foreign earnings taxed currently in U.S.	1,930	1,936	2,172
Taxes related to prior year filings	(1,192)	(1,718)	(1,643)
Taxes related to acquisition accounting	—	1,317	978
Other	(1,183)	(64)	(30)
Income tax per effective tax rate	$49,695	$40,937	$25,677

Effective tax rate percentage	23.9%	24.0%	23.3%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$8,441	$8,574
Allowance for credit losses, insurance and other accruals	4,767	4,463
Amortization of deferred lease liabilities	15,816	20,352
Net operating losses	18,006	20,508
Equity compensation	2,302	1,660
Customer acquisition and deferred revenue accruals	20,069	6,868
Federal and state tax credits, net	2,759	2,383
Unrealized losses on derivatives	22	1,187
Impairment of equity investment	4,064	4,064
Partnership Investment	106	526
Other	5,052	5,444
Total deferred tax assets, gross	81,404	76,029
Valuation allowances	(29,620)	(18,697)
Total deferred tax assets, net	51,784	57,332
Deferred tax liabilities
Depreciation and amortization	(10,291)	(10,734)
Unrealized gain on derivatives	—	(2,959)
Contract acquisition costs	(1,831)	(3,182)
Intangible assets	(21,202)	(15,880)
Operating lease assets	(12,481)	(16,763)
Other	(184)	(480)
Total deferred tax liabilities	(45,989)	(49,998)
Net deferred tax assets	$5,795	$7,334

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2021 the Company had approximately $6.9 million of net deferred tax assets in the U.S. and $1.2 million of net deferred tax liabilities across their foreign operations. As of December 31, 2021 the deferred tax valuation allowance was $29.6 million and related primarily to tax losses in foreign jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2021, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $4.0 million increase related to capital loss carry forwards not expected to be utilized in the United States; a $10.6 million increase in valuation allowance in Mexico, Netherlands, Canada and various other jurisdictions for deferred tax assets that do not meet the “more-likely-than-not” standard; and a $3.7 million release of valuation allowance in Canada, Turkey, the United Kingdom, and various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$18,697	$17,051	$10,867
Additions of deferred income tax expense	14,660	4,650	7,373
Reductions of deferred income tax expense	(3,737)	(3,004)	(1,189)
Ending balance	$29,620	$18,697	$17,051

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2021, after consideration of all tax loss carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2022	$—
2023	94
2024	125
2025	50
After 2025	8,411
No expiration	9,326
Total	$18,006

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements, with an initial period of tax at 0% for four years, which will be fully expired in 2022 and additional periods at a reduced tax rate, expiring at various times beginning in 2030. The aggregate benefit to income tax expense for the years ended December 31, 2021, 2020 and 2019 was approximately $6.3 million, $4.4 million and $8.4 million, respectively, which had a favorable impact on diluted net income per share of $0.13, $0.09 and $0.18, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2021, 2020 and 2019 was approximately $2.8 million, $3.0 million and $2.1 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $6.9 million and $7.5 million for the years ended December 31, 2021 and 2020, respectively.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2021 is presented below (in thousands):

Balance as of December 31, 2018	$4,784
Additions for current year tax positions	—
Reductions in prior year tax positions	—
Balance as of December 31, 2019	4,784
Additions for current year tax positions	2,725
Reductions in prior year tax positions	—
Balance as of December 31, 2020	7,509
Additions for current year tax positions	220
Reductions in prior year tax positions	(826)
Balance as of December 31, 2021	$6,903

At December 31, 2021, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $9.8 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits may be reduced by $1.9 million as a result of the expiration of various statutes of limitation or other confirmations of tax positions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2021 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2017 to Present
Australia	2017 to Present
India	2017 to Present
Canada	2017 to Present
Mexico	2016 to Present
Philippines	2018 to Present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2017 and 2018, the state of California in the United States for tax years 2017 and 2018, and India for tax years 2017 through 2019. During 2020, the Company confirmed the closure of the Florida audit for tax years 2017 through 2019 with no material changes to the financial statements. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2021, 2020 and 2019, the Company continued restructuring activities primarily associated with reductions in the Company’s capacity, workforce and related management in both segments to better align the capacity and workforce with current business needs. During 2021 and 2020, TTEC determined it would close several delivery centers servicing the Engage segment and the expenses related to early termination fees and cease use lease accruals were recorded. These expenses are included in the Restructuring charges, net in the Consolidated Statements of Comprehensive Income (Loss).

A summary of the expenses recorded in Restructuring charges, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, respectively, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reduction in force
TTEC Digital	$858	$668	$141
TTEC Engage	310	396	894
Total	$1,168	$1,064	$1,035

	Year Ended December 31,
	2021	2020	2019
Facility exit and other charges
TTEC Digital	$10	$90	$41
TTEC Engage	2,629	2,110	671
Total	$2,639	$2,200	$712

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2021 and 2020, respectively, is as follows (in thousands):

	Reduction	Facility Exit and
	in Force	Other Charges	Total

Balance as of December 31, 2019	$251	$74	$325
Expense	1,064	2,200	3,264
Payments	(1,067)	(1,729)	(2,796)
Changes due to foreign currency	(14)	(2)	(16)
Changes in estimates	(78)	—	(78)
Balance as of December 31, 2020	156	543	699
Expense	1,252	2,639	3,891
Payments	(510)	(2,672)	(3,182)
Changes due to foreign currency	(6)	1	(5)
Changes in estimates	(84)	—	(84)
Balance as of December 31, 2021	$808	$511	$1,319

The remaining restructuring and other accruals are expected to be paid or extinguished during 2022 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Severance Charges

In the normal course of business, the Company will pay severance to terminated employees related to programs that are ending when such employees are no longer needed and cannot be repurposed to a new program.

During the second quarter of 2020, a $3.0 million accrual was recorded with the expense included in Cost of services during the quarter ended June 30, 2020. During the third and fourth quarters of 2020, a total of $1.6 million was paid and a $0.3 million reduction in expense was recorded. During the year of 2021, a total of $0.4 million was paid and a $0.7 million reduction in expense was recorded and the accrual is zero as of December 31, 2021.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2021, 2020 and 2019, the Company recognized impairment losses, net related to leasehold improvement assets and right of use lease assets of $7.4 million, $5.8 million and $2.7 million, respectively, across the TTEC Digital and TTEC Engage segments.

(12)INDEBTEDNESS

Credit Facility

On November 23, 2021, we entered into a Sixth Amendment to our Amended and Restated Credit Agreement and Amendment (“the Credit Agreement”) and Restated Security Agreement originally dated June 3, 2013, (collectively, the “Credit Facility”) to convert the $300 million term loan included in the total Credit Facility commitments, that was previously agreed on March 25, 2021 as part of the Fifth Amendment to the Credit Agreement, into a $1.5 billion senior secured revolving Credit Facility with a syndicate of lenders led by Wells Fargo, National Association, as agent, swingline and fronting lender. The Credit Facility matures on November 23, 2026. We primarily use our Credit Facility to fund working capital, general operations, dividends, acquisitions and other strategic activities.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On March 25, 2021, the Company entered into a Fifth Amendment to its Credit Agreement and Credit Facility to increase the total commitments by $300 million to $1.2 billion by exercising the accordion feature that was included in the senior secured revolving credit facility. The $300 million increase was in the form of a term loan, which could be prepaid anytime and would become due February 14, 2024, contemporaneously with the expiration of the revolving line of credit.

The maximum commitment under the Credit Facility is $1.5 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by a rate per annum as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants, which primarily remained unchanged from the 2019 Credit Facility. The Credit Agreement permits accounts receivable factoring up to the greater of $100 million or 25 percent of the average book value of all accounts receivable over the most recent twelve-month period. The Credit Agreement also permits the utilization of up to $100 million of limits within the Credit Facility for letters of credit to be used in the business.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one-month London Interbank Offered Rate (“LIBOR”); plus in each case a margin of 0% to 0.75% based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.75% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

As of December 31, 2021, and 2020, the Company had borrowings of $791.0 million and $385.0 million, respectively, under its Credit Agreement and its average daily utilization was $797.2 million and $550.9 million for the years ended December 31, 2021 and 2020, respectively. The Company had increased borrowings under the Credit Agreement from late March 2020 through late September 2020, related to precautionary measures taken to proactively strengthen the Company’s cash reserves and financial flexibility in response to COVID-19 related uncertainties. As of September 30, 2020, those additional borrowings had been repaid. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $565 million as of December 31, 2021. As of December 31, 2021, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2021, outstanding letters of credit under the Credit Agreement totaled $22.6 million and primarily guaranteed insurance-related obligations and workers’ compensation. As of December 31, 2021, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(14)DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred Revenue - Current	$95,608	$39,956
Deferred Revenue - Long-term (included in Other long-term liabilities)	17,078	17,434
Total Deferred Revenue	$112,686	$57,390

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred Costs - Current (included in Prepaids and other current assets)	$49,043	$25,669
Deferred Costs - Long-term (included in Other long-term assets)	14,406	18,015
Total Deferred Costs	$63,449	$43,684

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2020	$57,390
Additions	297,623
Amortization	(242,327)
Balance as of December 31, 2021	$112,686

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The components of lease expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Location in Statements of	Year Ended December 31,
Description	Comprehensive Income (Loss)	2021	2020
Amortization of ROU assets - finance leases	Depreciation and amortization	$6,674	$7,661
Interest on lease liabilities - finance leases	Interest expense	136	203
Operating lease cost (cost resulting from lease payments)	Cost of services	39,087	46,375
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	2,770	2,040
Operating lease cost (cost resulting from lease payments)	Restructuring	1,614	1,232
Operating lease cost	Impairment	5,338	5,127
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	1,240	1,149
Short-term lease cost	Cost of services	4,529	3,888
Variable lease cost (cost excluded from lease payments	Cost of services	1,246	(287)
Less: Sublease income	Selling, general and administrative	(807)	(836)
Less: Sublease income	Other income (expense), net	(2,584)	(2,464)
Total lease cost		$59,243	$64,088

Other supplementary information for the years ended December 31, 2021 and 2020 are as follows (dollar values in thousands):

	Year Ended December 31,
	2021	2020
Finance lease - operating cash flows	$45	$68
Finance lease - financing cash flows	$6,385	$7,911
Operating lease - operating cash flows (fixed payments)	$52,358	$55,862
New ROU assets - operating leases	$15,280	$6,834
Modified ROU assets - operating leases	$736	$6,485
New ROU assets - finance leases	$1,141	$2,292

	December 31, 2021	December 31, 2020
Weighted average remaining lease term - finance leases	2.34 years	2.46 years
Weighted average remaining lease term - operating leases	3.32 years	3.73 years
Weighted average discount rate - finance leases	1.85%	1.64%
Weighted average discount rate - operating leases	5.38%	6.95%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of December 31, 2021 and 2020 are as follows (in thousands):

Description	Location in Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$90,180	$120,820
Finance lease assets	Property, plant and equipment, net	7,119	12,659
Total leased assets		$97,299	$133,479

Liabilities
Current
Operating	Current operating lease liabilities	$44,460	$43,651
Finance	Other current liabilities	3,001	6,193
Non-current
Operating	Non-current operating lease liabilities	64,419	98,277
Finance	Other long-term liabilities	2,866	4,763
Total lease liabilities		$114,746	$152,884

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The future minimum operating lease and finance lease payments required under non-cancelable leases as of December 31, 2021 and 2020 are as follows (in thousands):

December 31, 2021

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$48,559	$(3,465)	$3,026
Year 2	32,054	(3,112)	1,921
Year 3	18,862	(2,905)	870
Year 4	10,162	(2,940)	164
Year 5	3,508	(490)	—
Thereafter	6,759	—	—
Total minimum lease payments	$119,904	$(12,912)	$5,981
Less imputed interest	(11,025)		(114)
Total lease liability	$108,879		$5,867

December 31, 2020

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$51,120	$(3,500)	$6,237
Year 2	46,913	(3,489)	2,740
Year 3	31,085	(3,123)	1,631
Year 4	17,338	(2,905)	579
Year 5	8,288	(2,940)	—
Thereafter	8,397	(490)	—
Total minimum lease payments	$163,141	$(16,447)	$11,187
Less imputed interest	(21,213)		(231)
Total lease liability	$141,928		$10,956

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

(16) OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020

Deferred revenue	$17,078	$17,434
Deferred compensation plan	30,012	23,858
Deferred social security taxes	—	15,986
Other	32,737	38,907
Total	$79,827	$96,185

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2018	$(114,168)	$(8,278)	$(2,150)	$(124,596)

Other comprehensive income (loss) before reclassifications	6,688	15,545	(588)	21,645
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,085)	(198)	(3,283)
Net current period other comprehensive (income) loss	6,688	12,460	(786)	18,362

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Accumulated other comprehensive income (loss) at December 31, 2019	$(107,480)	$4,182	$(2,936)	$(106,234)

Other comprehensive income (loss) before reclassifications	9,722	2,321	1,016	13,059
Amounts reclassified from accumulated other comprehensive income (loss)	19,619	1,928	(528)	21,019
Net current period other comprehensive income (loss)	29,341	4,249	488	34,078

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(17,408)	(12,126)	(103)	(29,637)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,655	(288)	3,367
Net current period other comprehensive income (loss)	(17,408)	(8,471)	(391)	(26,270)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2021	2020	2019	(Loss) Classification

Derivative valuation
Loss on foreign currency forward exchange contracts	$4,939	$2,618	$(4,228)	Revenue
Tax effect	(1,284)	(690)	1,143	Provision for income taxes
	$3,655	$1,928	$(3,085)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(320)	$(588)	$(221)	Cost of services
Tax effect	32	60	23	Provision for income taxes
	$(288)	$(528)	$(198)	Net income (loss)

(18)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Shares used in basic earnings per share calculation	46,890	46,647	46,373
Effect of dilutive securities:
Restricted stock units	468	318	349
Performance-based restricted stock units	28	28	36
Total effects of dilutive securities	496	346	385
Shares used in dilutive earnings per share calculation	47,386	46,993	46,758

For the years ended December 31, 2021, 2020 and 2019, restricted stock units of 124 thousand, 8 thousand, and 28 thousand, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $10.8 million, $4.2 million and $6.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $16.4 million, $12.5 million and $12.8 million, respectively. For 2021, 2020 and 2019, of the total compensation expense, $6.1 million, $4.3 million and $4.7 million was recognized in Cost of services and $10.3 million, $8.2 million and $8.1 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $8.7 million, $3.5 million and $4.2 million, respectively.

Restricted Stock Units

2019, 2020 and 2021 RSU Awards: The Company granted RSUs in 2019, 2020 and 2021 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2019, 2020 and 2021 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2021, 2020, and 2019 was $96.47, $44.70, and $40.10, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $14.2 million, $11.5 million, and $12.5 million, respectively.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $1.1 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $1.6 million for the year ended December 31, 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company's annual revenue and adjusted operating income for the fiscal year 2023. Fiscal year's 2023 revenue and adjusted operating income will determine the award amount. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2023.

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2020	1,029,176	$41.12
Granted	325,078	$96.47
Vested	(367,597)	$38.57
Cancellations/expirations	(101,045)	$47.87
Unvested as of December 31, 2021	885,612	$61.73

All RSUs vested during the year ended December 31, 2021 were issued out of treasury stock. As of December 31, 2021, there was approximately $37.3 million of total unrecognized compensation expense and approximately $80.2 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

(20)STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001, and is accounted for using the cash method. As of December 31, 2021, the cumulative authorized repurchase allowance was $762.3 million. During the year ended December 31, 2021, the Company purchased no additional shares. Since inception of the program, the Company has purchased 46.1 million shares for $735.8 million. As of December 31, 2021, the remaining allowance under the program was approximately $26.6 million. For the period from January 1, 2022 through February 23, 2022, the Company did not purchase any additional shares. The stock repurchase program does not have an expiration date.

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During 2021, 2020 and 2019, the Company expensed $0.6 million, $0.4 million and $1.1 million, respectively, to Avion and Airmax for services provided to the Company. There was $50 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2021.

Ms. Regina M. Paolillo, Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in a joint venture. During the years ended December 31, 2021, 2020 and 2019, the Company recorded revenue of $1.5 million, $3.0 million and $5.3 million, respectively, in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors and the joint venture has been wound down.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Ms. Regina M. Paolillo is a member of the board of directors of Unisys, a global information technology company. During the year ended December 31, 2021, the Company recorded revenue of $0.4 million in connection with services performed for Unisys.