Form 10-Q
period 2022-03-31
TTEC Holdings, Inc.
filed 2022-05-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐   No ☑

As of April 28, 2022, there were 47,035,634 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$156,828	$158,205
Accounts receivable, net of allowance of $5,032 and $5,409, respectively	399,160	357,310
Prepaids and other current assets	153,457	134,333
Income and other tax receivables	43,248	48,139
Total current assets	752,693	697,987

Long-term assets
Property, plant and equipment, net	168,717	168,404
Operating lease assets	96,995	90,180
Goodwill	739,531	739,481
Deferred tax assets, net	15,163	11,130
Other intangible assets, net	202,609	212,349
Other long-term assets	75,977	77,273
Total long-term assets	1,298,992	1,298,817
Total assets	$2,051,685	$1,996,804

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$78,001	$70,415
Accrued employee compensation and benefits	166,095	156,324
Other accrued expenses	74,786	63,369
Income tax payable	12,207	9,471
Deferred revenue	92,852	95,608
Current operating lease liabilities	43,344	44,460
Other current liabilities	4,599	4,749
Total current liabilities	471,884	444,396

Long-term liabilities
Line of credit	803,000	791,000
Deferred tax liabilities, net	4,996	5,335
Non-current income tax payable	17,486	17,486
Non-current operating lease liabilities	70,140	64,419
Other long-term liabilities	75,687	79,827
Total long-term liabilities	971,309	958,067
Total liabilities	1,443,193	1,402,463

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	56,666	56,316

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,035,634 and 46,990,031 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	470	470
Additional paid-in capital	362,601	361,135
Treasury stock at cost: 35,016,619 and 35,062,222 shares as of March 31, 2022 and December 31, 2021, respectively	(596,279)	(597,031)
Accumulated other comprehensive income (loss)	(97,464)	(98,426)
Retained earnings	865,951	856,065
Noncontrolling interest	16,547	15,812
Total stockholders’ equity	551,826	538,025
Total liabilities and stockholders’ equity and mezzanine equity	$2,051,685	$1,996,804

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue	$588,726	$539,219

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	447,215	388,660
Selling, general and administrative	64,839	52,757
Depreciation and amortization	26,630	20,459
Restructuring charges, net	620	402
Impairment losses	1,112	3,517
Total operating expenses	540,416	465,795

Income from operations	48,310	73,424

Other income (expense)
Interest income	200	179
Interest expense	(3,766)	(1,802)
Other income (expense), net	1,260	(798)
Total other income (expense)	(2,306)	(2,421)

Income before income taxes	46,004	71,003

Provision for income taxes	(8,034)	(15,979)

Net income	37,970	55,024

Net income attributable to noncontrolling interest	(4,566)	(4,606)

Net income attributable to TTEC stockholders	$33,404	$50,418

Other comprehensive income (loss)
Net income	$37,970	$55,024
Foreign currency translation adjustments	296	(5,753)
Derivative valuation, gross	849	(3,665)
Derivative valuation, tax effect	(220)	951
Other, net of tax	41	36
Total other comprehensive income (loss)	966	(8,431)
Total comprehensive income (loss)	38,936	46,593

Less: Comprehensive income attributable to noncontrolling interest	(3,615)	(3,034)

Comprehensive income (loss) attributable to TTEC stockholders	$35,321	$43,559

Weighted average shares outstanding
Basic	47,005	46,743
Diluted	47,381	47,355

Net income per share attributable to TTEC stockholders
Basic	$0.71	$1.08
Diluted	$0.71	$1.06

Dividends declared and not paid per share outstanding	$0.50	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2021 and 2022

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	50,418	2,908	53,326	1,698
Dividends to shareholders ($0.43 per common share)	—	—	—	—	—	(20,132)	—	(20,132)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,385)	(2,385)	—
Foreign currency translation adjustments	—	—	—	—	(5,879)	—	126	(5,753)	—
Derivatives valuation, net of tax	—	—	—	—	(2,714)	—	—	(2,714)	—
Vesting of restricted stock units	82	1	1,363	(5,291)	—	—	—	(3,927)	—
Equity-based compensation expense	—	—	—	4,028	—	—	—	4,028	—
Other, net of tax	—	—	—	—	36	—	—	36	—
Balance as of March 31, 2021	46,819	$468	$(599,851)	$359,030	$(80,713)	$787,598	$13,709	$480,241	$54,674

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	33,404	3,611	37,015	955
Dividends to shareholders ($0.50 per common share)	—	—	—	—	—	(23,518)	—	(23,518)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,880)	(2,880)	(605)
Foreign currency translation adjustments	—	—	—	—	292	—	4	296	—
Derivatives valuation, net of tax	—	—	—	—	629	—	—	629	—
Vesting of restricted stock units	46	—	752	(2,273)	—	—	—	(1,521)	—
Equity-based compensation expense	—	—	—	3,739	—	—	—	3,739	—
Other, net of tax	—	—	—	—	41	—	—	41	—
Balance as of March 31, 2022	47,036	$470	$(596,279)	$362,601	$(97,464)	$865,951	$16,547	$551,826	$56,666

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$37,970	$55,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,630	20,459
Amortization of contract acquisition costs	350	176
Amortization of debt issuance costs	265	175
Imputed interest expense and fair value adjustments to contingent consideration	—	877
Provision for credit losses	(185)	21
(Gain) loss on disposal of assets	360	46
Impairment losses	1,112	3,517
Deferred income taxes	(4,679)	(1,090)
Excess tax benefit from equity-based awards	(507)	(1,775)
Equity-based compensation expense	3,739	4,028
(Gain) loss on foreign currency derivatives	50	61
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(41,128)	27,053
Prepaids and other assets	(8,321)	(22,669)
Accounts payable and accrued expenses	17,518	15,972
Deferred revenue and other liabilities	(19,488)	(32,088)
Net cash provided by operating activities	13,686	69,787

Cash flows from investing activities
Proceeds from sale of long-lived assets	7	25
Purchases of property, plant and equipment, net of acquisitions	(16,691)	(11,565)
Acquisitions, net of cash acquired of zero and zero, respectively	—	(267)
Net cash used in investing activities	(16,684)	(11,807)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	12,000	(46,000)
Payments on other debt	(1,242)	(1,871)
Payments of contingent consideration and hold-back payments to acquisitions	(9,600)	—
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(3,485)	(2,385)
Tax payments related to issuance of restricted stock units	(1,521)	(3,927)
Payments of debt issuance costs	—	—
Net cash used in financing activities	(3,848)	(54,183)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,629)	(2,576)

(Decrease) increase in cash, cash equivalents and restricted cash	(8,475)	1,221
Cash, cash equivalents and restricted cash, beginning of period	180,682	159,015
Cash, cash equivalents and restricted cash, end of period	$172,207	$160,236

Supplemental disclosures
Cash paid for interest	$3,468	$1,576
Cash paid for income taxes	$3,305	$4,275
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$202	$137
Acquisition of equipment through increase in accounts payable, net	$691	$(3,431)
Dividend declared but not paid	$23,518	$20,132

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle. TTEC’s 62,000 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, machine learning, robotic process automation, analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments, and hypergrowth companies on a global scale.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$156,828	$158,205
Restricted cash included in "Prepaid and other current assets"	15,379	22,477
Total	$172,207	$180,682

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which now requires the acquirer to account for revenue contracts in accordance with Topic 606 as if it had acquired the contract, versus recording these assets and liabilities at fair value on acquisition date. The ASU is effective for interim and annual periods beginning on or after December 15, 2022, with early adoption permitted. The Company adopted the new guidance during the fourth quarter of 2021 which required application to all acquisitions completed during the adoption year. See further discussion in Note 2.

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has not yet adopted the standard but does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In the first quarter of 2022, the Company finalized the valuation of Avtex for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The Avtex customer relationships, intellectual property intangible, and tradename are being amortized over useful lives of 9, 3, and 1 years, respectively. The goodwill recognized from the Avtex acquisition is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Digital segment. The tax basis of the acquired intangibles and goodwill will be materially deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Avtex are reported within the TTEC Digital segment from the date of acquisition.

Financial Impact of Acquired Businesses

The acquired business purchased in 2021 noted above contributed revenues of $53.4 million and net income $2.8 million, to the Company for the quarter ended March 31, 2022.

The unaudited proforma financial results for the three months ended March 31, 2021, combines the consolidated results of the Company and Avtex assuming the acquisition had been completed on January 1, 2020. The reported revenue and net income of $539.2 million and $50.4 million would have been $586.2 million and $53.6 million for the three months ended March 31, 2021, respectively, on an unaudited proforma basis.

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

The unaudited proforma consolidated results are not to be considered indicative of the results if this acquisition occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

Subsequent Event

Certain Assets of Faneuil

On April 1, 2022, the Company completed an asset acquisition through its subsidiary TTEC Government Solutions LLC, of certain public sector citizen experience contracts in the transportation infrastructure and healthcare exchange industries from Faneuil, Inc., a subsidiary of ALJ Regional Holdings, Inc. The business will operate as part of the TTEC Engage segment and will be fully consolidated into the financial statements of TTEC. The Faneuil acquisition will be recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

Total cash paid at acquisition was $142.3 million less customary hold-backs related to representations and warranties, plus certain future contingent payments and customary adjustments. In addition, Faneuil agreed to grant to TTEC Government Solutions LLC a three-year call right and right of first offer to purchase certain other assets of Faneuil in its utilities and commercial healthcare verticals, and certain proprietary technology. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed or proforma revenue and earnings.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$113,583	$—	$113,583	$9,412	$6,347
TTEC Engage	475,143	—	475,143	17,218	41,963
Total	$588,726	$—	$588,726	$26,630	$48,310

Three Months Ended March 31, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$63,609	$(22)	$63,587	$3,887	$4,202
TTEC Engage	475,632	—	475,632	16,572	69,222
Total	$539,241	$(22)	$539,219	$20,459	$73,424

	Three Months Ended
	March 31,
	2022	2021
Capital Expenditures
TTEC Digital	$1,591	$1,532
TTEC Engage	15,100	10,033
Total	$16,691	$11,565

	March 31, 2022	December 31, 2021
Total Assets
TTEC Digital	$827,887	$828,255
TTEC Engage	1,223,798	1,168,549
Total	$2,051,685	$1,996,804

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
United States	$394,610	$358,326
Philippines	100,030	102,252
Europe / Middle East / Africa	31,565	25,917
Latin America	27,382	29,439
Canada	17,640	7,118
Asia Pacific / India	17,499	16,167
Total	$588,726	$539,219

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2022; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.4% and 8.8% of total revenue for the three months ended March 31, 2022 and 2021, respectively. The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2021; this client operates in the financial services sector. This client contributed 7.3% and 15.7% of total revenue for the three months ended March 31, 2022 and 2021, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2022.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of year	$5,409	$5,067
Provision for credit losses	(185)	21
Uncollectible receivables written-off	(213)	(83)
Effect of foreign currency	21	(8)
Balance, end of year	$5,032	$4,997

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Company had factored $88.7 million and $97.7 million, respectively, of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of March 31, 2022, the Company had collected $15.4 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2022 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2021	Adjustments	Impairments	Currency	2022

TTEC Digital	$505,222	$—	$—	$392	$505,614
TTEC Engage	234,259	—	—	(342)	233,917
Total	$739,481	$—	$—	$50	$739,531

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2022, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2022, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands and net of tax):

	Three Months Ended March 31,
	2022	2021

Aggregate unrealized net gain/(loss) at beginning of period	$(40)	$8,431
Add: Net gain/(loss) from change in fair value of cash flow hedges	390	(3,773)
Less: Net (gain)/loss reclassified to earnings from effective hedges	239	1,059
Aggregate unrealized net gain/(loss) at end of period	$589	$5,717

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2022 and December 31, 2021 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2022	Amount	Amount		12 months	Through
Canadian Dollar	6,000	$4,675		100%	December 2022
Philippine Peso	7,296,000	141,365	(1)	54.8%	December 2024
Mexican Peso	1,277,000	56,308		47.6%	December 2024
		$202,348

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2022 and December 31, 2021.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2022 and December 31, 2021 the total notional amounts of the Company’s forward contracts used as fair value hedges were $41.7 million and $32.9 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,716	$172
Other long-term assets	1,409	—
Other current liabilities	(1,976)	(24)
Other long-term liabilities	(1,362)	—
Total fair value of derivatives, net	$787	$148

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$239	$1,059

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$323	$1,431

	Three Months Ended March 31,
	2022	2021

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$299	$(337)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following presents information as of March 31, 2022 and December 31, 2021 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2022, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, is fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2022 and December 31, 2021, the Company had $803.0 million and $791.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2022 outstanding borrowings accrued interest at an average rate of 1.3% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2022, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$787	$—	$787
Fair value hedges	—	148	—	148
Total net derivative asset (liability)	$—	$935	$—	$935

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(62)	$—	$(62)
Fair value hedges	—	198	—	198
Total net derivative asset (liability)	$—	$136	$—	$136

The following is a summary of the Company’s fair value measurements as of March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$935	$—
Total assets	$—	$935	$—

Liabilities
Deferred compensation plan liability	$—	$(28,801)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	—
Total liabilities	$—	$(28,801)	$—

Redeemable noncontrolling interest	$—	$—	$(56,666)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$136	$—
Total assets	$—	$136	$—

Liabilities
Deferred compensation plan liability	$—	$(30,012)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(9,600)
Total liabilities	$—	$(30,012)	$(9,600)

Redeemable noncontrolling interest	$—	$—	$(56,316)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

Contingent Consideration - The Company recorded contingent consideration related to the acquisitions of VF US and VF ASEAN that closed during 2020. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The contingent payable for VF ASEAN was calculated using a Monte Carlo simulation including a discount rate of 18.4%. The measurements were based on significant inputs not observable in the market. The Company recorded interest expense each period using the effective interest method until the future value of these contingent payments reached the expected total future value.

During the fourth quarter of 2020, the first quarter of 2021, the second quarter of 2021 and the fourth quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, $0.9 million increase, $0.2 million increase and a $0.1 million increase to the payables were recorded as of December 31, 2020, March 31, 2021, June 30, 2021 and December 31, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2022, the expected future contingent consideration for the VF US and VF ASEAN acquisitions were finalized at $9.6 million and were paid in March 2022.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2021	Acquisitions	Payments	Adjustments	2022

VF US	$7,414	$—	$(7,414)	—	$—
VF ASEAN	2,186	—	(2,186)	—	—
Total	$9,600	$—	$(9,600)	$—	$—

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

As of March 31, 2022, the Company had $15.1 million of net deferred tax assets (after a $29.4 million valuation allowance) and a net deferred tax asset of $10.2 million (after deferred tax liabilities of $5.0 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2022 and 2021 was 17.6% and 22.5%, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax year 2020, the state of California for tax years 2017 through 2018, the state of Washington for tax years 2017 through 2019, and India for tax years 2017 through 2019. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first, third and fourth quarters of 2021, changes to the valuation allowance were recorded in the amount of $2.4 million, $6.4 million and $5.1 million, respectively, for assets that did not meet the “more-likely-than-not” standard. In the first quarter of 2022, $1.3 million was released from the valuation allowance for assets that are expected to be recognized in the future.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of tax at 0% for four years, which will be fully expired in 2022 and additional periods at a reduced tax rate, expiring at various times beginning in 2030. The aggregate benefit to income tax expense for the three months ended March 31, 2022 and 2021 was approximately $0.9 million and $1.1 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.02, respectively.

(9)COMMITMENTS AND CONTINGENCIES

Credit Facility

On November 23, 2021, the Company entered into a Sixth Amendment to the Amended and Restated Credit Agreement and Amendment (“the Credit Agreement”) and Restated Security Agreement originally dated June 3, 2013, (collectively, the “Credit Facility”) to convert the $300 million term loan included in the total Credit Facility commitments, that was previously agreed on March 25, 2021 as part of the Fifth Amendment to the Credit Agreement, into a $1.5 billion senior secured revolving Credit Facility with a syndicate of lenders led by Wells Fargo, National Association, as agent, swingline and fronting lender. The Credit Facility matures on November 23, 2026. We primarily use our Credit Facility to fund working capital, general operations, dividends, acquisitions and other strategic activities.

On March 25, 2021, the Company entered into a Fifth Amendment to its Credit Agreement and Credit Facility to increase the total commitments by $300 million to $1.2 billion by exercising the accordion feature that was included in the senior secured revolving credit facility. The $300 million increase was in the form of a term loan, could be prepaid anytime and would become due February 14, 2024, contemporaneously with the expiration of the revolving line of credit.

The maximum commitment under the Credit Facility is $1.5 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by a rate per annum as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants. The Credit Agreement permits accounts receivable factoring up to the greater of $100 million or 25 percent of the average book value of all accounts receivable over the most recent twelve-month period. The Credit Agreement also permits the utilization of up to $100 million of limits within the Credit Facility for letters of credit to be used in the business.

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

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2022 and December 31, 2021, the Company had borrowings of $803.0 million and $791.0 million, respectively, under its Credit Facility, and its average daily utilization was $917.8 million and $446.1 million for the three months ended March 31, 2022 and 2021, respectively. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $525 million as of March 31, 2022. As of March 31, 2022, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2022, outstanding letters of credit under the Credit Facility totaled $12.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2022, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.4 million.

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

(10)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $78.2 million. Revenue recognized for the three months ended March 31, 2021 from amounts included in deferred revenue as of December 31, 2020 was $36.3 million.

Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with these arrangements, and certain time and materials contracts that are billed in arrears.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2022, the Company’s RPO was $310.0 million, which will be delivered and recognized within the next three years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

(11)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(5,879)	(3,773)	108	(9,544)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,059	(72)	987
Net current period other comprehensive income (loss)	(5,879)	(2,714)	36	(8,557)

Accumulated other comprehensive income (loss) at March 31, 2021	$(84,018)	$5,717	$(2,412)	$(80,713)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	292	390	108	790
Amounts reclassified from accumulated other comprehensive income (loss)	—	239	(67)	172
Net current period other comprehensive income (loss)	292	629	41	962

Accumulated other comprehensive income (loss) at March 31, 2022	$(95,255)	$589	$(2,798)	$(97,464)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2022	2021	(Loss) Classification
Derivative valuation
Gain on foreign currency forward exchange contracts	$323	$1,431	Revenue
Tax effect	(84)	(372)	Provision for income taxes
	$239	$1,059	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(75)	$(80)	Cost of services
Tax effect	8	8	Provision for income taxes
	$(67)	$(72)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Shares used in basic earnings per share calculation	47,005	46,743
Effect of dilutive securities:
Restricted stock units	350	612
Performance-based restricted stock units	26	—
Total effects of dilutive securities	376	612
Shares used in dilutive earnings per share calculation	47,381	47,355

For the three months ended March 31, 2022 and 2021, there were Restricted Stock Units (“RSUs”) of 193 thousand and zero, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(13)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2022 and 2021, the Company recognized total equity-based compensation expense of $3.7 million and $4.0 million, respectively. Of this total compensation expenses, $1.6 million and $1.3 million were recognized in Cost of services and $2.1 million and $2.7 million were recognized in Selling, general and administrative during the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Unit Grants

During the three months ended March 31, 2022 and 2021, the Company granted 20,643 and 44,471 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $3.6 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $35.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The award amounts are based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of zero and $0.3 million, respectively, for the three months ended March 31, 2022 and 2021.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to PRSUs of $0.4 million and $0.5 million, respectively, for the three months ended March 31, 2022 and 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted operating income for the fiscal year 2023. Fiscal year’s 2023 revenue and adjusted operating income will determine the award amount. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2023.

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest immediately in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2024. Fiscal year’s 2024 revenue and adjusted EBITDA will determine the award amount. The one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels, are met, the value of the PRSUs issued will be between 0.0 million shares and 0.5 million shares and will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares to be awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for the fiscal year 2025. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2024 and January 1, 2025, respectively.

(14)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2022 and 2021, the Company expensed $0.1 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $88 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2022.

Ms. Regina M. Paolillo, Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in the TTEC Welltok joint venture. During the three months ended March 31, 2022 and 2021, the Company recorded revenue of $0.4 million and $0.5 million, respectively, in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors of Welltok, Inc. and the joint venture has been wound down, but TTEC continues to service revenue for Welltok, Inc.

Ms. Regina M. Paolillo is a member of the board of directors of Unisys, a global information technology company. During the three months ended March 31, 2022 and 2021, the Company recorded revenue of $32 thousand and $0.2 million, respectively, in connection with services performed for Unisys.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and  Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; risks inherent in the reliability of our information technology systems; risks related to our information technology infrastructure’s cybersecurity in general, and criminal activity such as ransomware, other malware and data exfiltration or destruction in particular, which can impact our ability to consistently deliver uninterrupted service to our clients; our dependence on third parties for our cloud solutions; risks inherent in our transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risk related to our international operations including risks associated with the Russian invasion of Ukraine in the first quarter of 2022 and impacts it may have on our clients’ European based business and the Company’s business; the risks related to legal and regulatory impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws, regulatory changes impacting our healthcare businesses, financial and public sector specific regulations, our ability to comply with these laws timely and cost effectively; and the cost of wage and hour litigation in the United States; the impact of the post  COVID-19 pandemic economic recovery and regulatory realities on our business and our clients’ business; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings, including messaging, AI, machine learning, robotic process automation, analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, governments, and hypergrowth companies on a global scale.

During 2022, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 62,000 consultants, technologists, and CX professionals.

Our revenue for first quarter 2022 was $588.7 million, approximately $113.6 million, or 19% which came from our TTEC Digital segment and $475.1 million, or 81%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for both mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including in April 2022 the acquisition of certain citizen experience assets of Faneuil, Inc. that include healthcare exchange and transportation services contracts, which will expand our capabilities in the growing public sector market deploying investments to achieve technology-enabled citizen engagement solutions. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider.

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

The temporary operational disruptions that occurred due to this incident did not have a long-term impact on our results of operations. We made additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during the fourth quarter of 2021 and expect to make further investments in 2022. While the total amount of likely investment has not yet been determined, we anticipate that it will be at least $6 million in 2022 and beyond. The incident and any failure or perceived failure by us to comply with applicable privacy laws in connection with this incident could result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which could impact our results of operations and expenses associated with the incident. In the first quarter of 2022, we have been served with certain lawsuits alleging data privacy failures, which are typical when cybersecurity incidents result in data exfiltration. Other actual and potential consequences of the incident may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic

Through the period ended March 31, 2022 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. While we expect this positive trend to continue only some of our COVID-19 specific surge work has transitioned to more traditional business activities for the same clients, and our clients continue to reposition their work in post-pandemic environment, leveraging new ways of working, and evolving the use of technology, in an inflationary economy with considerable labor pressures. These changes bring more opportunities to the Company, while at the same time temporarily or permanently divert certain business volumes. Based on currently available information, we cannot accurately predict the post-pandemic changes to our clients’ businesses and their effect on the magnitude and timing of our clients’ buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely, certain seasonal weather cycles and their potential impacts on power grid, and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

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

Financial Highlights

In the first quarter of 2022, our revenue increased $49.5 million, or 9.2%, to $588.7 million over the same period in 2021 including a decrease of $5.2 million, or 1.0%, due to foreign currency fluctuations. The increase in revenue was comprised of a $50.0 million, or 78.6%, increase for TTEC Digital offset by a decrease of $0.5 million, or 0.1%, for TTEC Engage.

Our first quarter 2022 income from operations decreased $25.1 million, or 34.2%, to $48.3 million or 8.2% of revenue, compared to $73.4 million or 13.6% of revenue in the first quarter of 2021. The decrease in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income increased 51.0% due to the acquisition of Avtex and growth in the cloud revenue platform offset by increased amortization of acquisition related intangible assets. The TTEC Engage operating income decreased 39.4% over the same period last year primarily related to the ramp of several new programs, change in revenue mix away from COVID-surge programs, increased sales and marketing expenses and expenses of $3.8 million related to the cybersecurity event from the third quarter of 2021.

Income from operations in the first quarter of 2022 and 2021 included $1.7 million and $3.9 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries serve clients based in the U.S. and in other countries with 22,800 workstations, representing 63% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 28% of our revenue for the first quarter of 2022, as compared to 29% of our revenue for the corresponding period in 2021.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2022, the total production workstations for our TTEC Engage segment was 36,500 and the overall capacity utilization in our centers was 70% versus 64% in the prior year period. While utilization has increased, it continues to be lower than the previous years primarily due to COVID-19 protocols requiring the distancing of employees which has reduced the available seat capacity. Adjusted for social distancing protocols, which reduced the available workstations to approximately 19,800, and accounting for all client paid seats as utilized, whether through actual usage or contractual commitments to hold the seats, current utilization is in excess of 129%.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home versus brick and mortar seats. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2022 and 2021 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$113,583	$63,587	$49,996	78.6%
Operating Income	6,347	4,202	2,145	51.0%
Operating Margin	5.6%	6.6%

The increase in revenue for the TTEC Digital segment was driven by the acquisition of Avtex and increases in the cloud platform and the systems integration practice.

The operating income increase is primarily attributable to the increase in revenue offset by additional amortization of acquisition related intangible assets. Operating income as a percentage of revenue decreased to 5.6% in the first quarter of 2022 as compared to 6.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $6.3 million and $1.2 million for the quarters ended March 31, 2022 and 2021, respectively.

TTEC Engage

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$475,143	$475,632	$(489)	(0.1)%
Operating Income	41,963	69,222	(27,259)	(39.4)%
Operating Margin	8.8%	14.6%

The slight decrease in revenue for the TTEC Engage segment was due to a net increase of $38.5 million in client programs, offset by a decrease for program completions of $34.1 million and a $4.9 million decrease due to foreign currency fluctuations,.

The operating income decreased primarily due to the ramp of several new programs, change in revenue mix away from COVID-surge programs, increased sales and marketing expenses, and expenses of $3.8 million related to the cybersecurity event from the third quarter of 2021. As a result, operating income as a percentage of revenue decreased to 8.8% in the first quarter of 2022 as compared to 14.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.2 million and $3.3 million for the quarters ended March 31, 2022 and 2021, respectively.

Interest Income (Expense)

For the three months ended March 31, 2022 interest income was $0.2 million and $0.2 million in the same period in 2021. Interest expense increased to $3.8 million during 2022 from $1.8 million during 2021 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended March 31, 2022 Other income (expense), net increased to net income of $1.3 million from net expense of $0.8 million during the prior year quarter.

Included in the three months ended March 31, 2021 was a $0.9 million expense related to the fair value adjustment of contingent consideration for two acquisitions (see Part I. Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2022 was 17.6%. This compares to an effective tax rate of 22.5% for the comparable period of 2021. The effective tax rate for the three months ended March 31, 2022 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $1.5 million benefit related to equity compensation, a $2.5 million benefit related to the amortization of purchased intangibles, a $1.3 million benefit related to changes in valuation allowances, $0.8 million of expense related to other items, a $0.4 million benefit related to restructuring, and a $1.0 million benefit related to the cybersecurity event from the third quarter of 2021,the Company’s normalized tax rate for the first quarter of 2022 was 21.5%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2022, we generated positive operating cash flows of $13.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2022 and 2021.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $156.8 million and $158.2 million as of March 31, 2022 and December 31, 2021, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2022 and 2021, net cash flows provided by operating activities was $13.7 million and $69.8 million, respectively. The decrease is primarily due to a $16.4 million increase in net cash income from operations offset by a $39.7 million reduction in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2022 and 2021, net cash flows used in investing activities was $16.7 million and $11.8 million, respectively. The increase was due to a $5.1 million increase in capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2022 and 2021, net cash flows used in financing activities was $3.8 million and $54.2 million, respectively. The change in net cash flows from 2021 to 2022 was primarily due to a $58.0 million net increase in the line of credit, and a $2.4 million increase in tax payments related to restricted stock units offset by a $9.6 million increase in payments of contingent consideration.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in net cash from operations offset by a decrease in working capital and higher capital expenditures. Free cash flow was $(3.0) million and $58.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$13,686	$69,787
Less: Purchases of property, plant and equipment	16,691	11,565
Free cash flow	$(3,005)	$58,222

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2021 Form 10-K filing on March 3, 2022 through the filing of this report.

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

Client Concentration

During the three months ended March 31, 2022, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 37.0% and 41.8% of our consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 16 to 22 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some contracts with our five largest clients expire between 2022 and 2023, but most of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2022, we had $803.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2022, interest accrued at a rate of approximately 1.3% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2022 and 2021, revenue associated with this foreign exchange risk was 18% and 17% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2022 and December 31, 2021 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2022	Amount	Amount		12 months	Through
Canadian Dollar	6,000	$4,675		100%	December 2022
Philippine Peso	7,296,000	141,365	(1)	54.8%	December 2024
Mexican Peso	1,277,000	56,308		47.6%	December 2024
		$202,348

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2022 and December 31, 2021.

The fair value of our cash flow hedges as of March 31, 2022 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2022	Next 12 Months
Canadian Dollar	$124	$124
Philippine Peso	(2,802)	(1,493)
Mexican Peso	3,465	2,109
	$787	$740

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2021 reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippine pesos.

We recorded net gains of $0.3 million and $1.4 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2022 and 2021, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2022 and 2021, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2022 or December 31, 2021.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. In addition to the risk factors identified in our 2021 Annual Report, please consider the following additional Risk Factors.

Our operations in Europe, especially in former Eastern Bloc countries, may be impacted by the Russia-Ukraine conflict.

In February 2022, the Russian Federation invaded Ukraine, resulting in military actions, economic disruption in Europe, broad sanctions against Russia and its political and economic elite, and the mass exodus of refugees to Poland and other neighboring countries (the “Conflict”). More recently, the Russian Federation made open threats against various countries that support Ukraine in the Conflict and against European countries interested in joining the North Atlantic Treaty Organization (“NATO”). Although the specific nature of these threats is not clear, experts believe that Russia may use traditional warfare, cyber-attacks, or manipulation of supplies of energy to Europe to discourage anti-Russian sentiment and actions. Further, on April 27, 2022, Russia took an unprecedented step of breaching its gas supply contracts with Poland and Bulgaria where TTEC has operations. Lack of access to the Russian gas supply in Poland and Bulgaria may impact business operations in these countries and employees’ ability to deliver services. Although the full potential impact on TTEC’s or its clients’ European operations in general and on TTEC’s operations in Poland and Bulgaria, in particular, from the Russian aggression in Europe is not yet clear, if we are unable to continue delivering services from our current locations in Europe or if our clients reduce our service volumes because of the Conflict, our growth strategy, revenue generation and financial results of operations in Europe could be materially impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2022, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended March 31, 2022. As of March 31, 2022 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.35*	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Value Creation Program) effective March 15, 2022

10.84*	Employment Agreement between Michelle Swanback and TTEC Services Corporation effective May 2, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 4, 2022	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Dustin J. Semach
Dustin J. Semach
Chief Financial Officer