Form 10-Q
period 2022-06-30
TTEC Holdings, Inc.
filed 2022-08-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐   No ☑

As of August 2, 2022, there were 47,209,213 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$163,204	$158,205
Accounts receivable, net of allowance of $5,406 and $5,409	391,587	357,310
Prepaids and other current assets	142,947	134,333
Income and other tax receivables	43,095	48,139
Total current assets	740,833	697,987

Long-term assets
Property, plant and equipment, net	167,293	168,404
Operating lease assets	99,731	90,180
Goodwill	810,929	739,481
Deferred tax assets, net	21,409	11,130
Other intangible assets, net	252,943	212,349
Other long-term assets	72,055	77,273
Total long-term assets	1,424,360	1,298,817
Total assets	$2,165,193	$1,996,804

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$98,241	$70,415
Accrued employee compensation and benefits	148,432	156,324
Other accrued expenses	52,640	63,369
Income tax payable	11,670	9,471
Deferred revenue	97,740	95,608
Current operating lease liabilities	43,721	44,460
Other current liabilities	8,920	4,749
Total current liabilities	461,364	444,396

Long-term liabilities
Line of credit	930,000	791,000
Deferred tax liabilities, net	4,685	5,335
Non-current income tax payable	13,313	17,486
Non-current operating lease liabilities	72,288	64,419
Other long-term liabilities	76,752	79,827
Total long-term liabilities	1,097,038	958,067
Total liabilities	1,558,402	1,402,463

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	55,752	56,316

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,092,968 and 46,990,031 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	471	470
Additional paid-in capital	364,251	361,135
Treasury stock at cost; 34,959,285 and 35,062,222 shares as of June 30, 2022 and December 31, 2021, respectively	(595,331)	(597,031)
Accumulated other comprehensive income (loss)	(125,450)	(98,426)
Retained earnings	891,185	856,065
Noncontrolling interest	15,913	15,812
Total stockholders’ equity	551,039	538,025
Total liabilities, stockholders’ equity and mezzanine equity	$2,165,193	$1,996,804

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$604,250	$554,794	$1,192,976	$1,094,013

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	463,510	400,323	910,725	788,983
Selling, general and administrative	66,766	61,300	131,605	114,057
Depreciation and amortization	26,314	24,916	52,944	45,376
Restructuring charges, net	2,528	1,725	3,148	2,126
Impairment losses	9,248	700	10,360	4,217
Total operating expenses	568,366	488,964	1,108,782	954,759

Income from operations	35,884	65,830	84,194	139,254

Other income (expense)
Interest income	271	230	471	409
Interest expense	(6,194)	(3,381)	(9,960)	(5,183)
Other income (expense), net	6,111	1,047	7,371	249
Total other income (expense)	188	(2,104)	(2,118)	(4,525)

Income before income taxes	36,072	63,726	82,076	134,729

Provision for income taxes	(7,274)	(11,353)	(15,308)	(27,332)

Net income	28,798	52,373	66,768	107,397

Net income attributable to noncontrolling interest	(3,564)	(5,004)	(8,130)	(9,610)

Net income attributable to TTEC stockholders	$25,234	$47,369	$58,638	$97,787

Other comprehensive income (loss)
Net income	$28,798	$52,373	$66,768	$107,397
Foreign currency translation adjustments	(23,370)	2,263	(23,074)	(3,490)
Derivative valuation, gross	(8,515)	219	(7,666)	(3,446)
Derivative valuation, tax effect	2,208	(59)	1,988	892
Other, net of tax	313	(24)	354	12
Total other comprehensive income (loss)	(29,364)	2,399	(28,398)	(6,032)
Total comprehensive income (loss)	(566)	54,772	38,370	101,365

Less: Comprehensive income attributable to noncontrolling interest	(2,134)	(3,668)	(5,749)	(6,702)

Comprehensive income (loss) attributable to TTEC stockholders	$(2,700)	$51,104	$32,621	$94,663

Weighted average shares outstanding
Basic	47,047	46,840	47,026	46,792
Diluted	47,383	47,409	47,381	47,388

Net income per share attributable to TTEC stockholders
Basic	$0.54	$1.01	$1.25	$2.09
Diluted	$0.53	$1.00	$1.24	$2.06

Dividends declared and not paid per share outstanding	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2021 and 2022

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2021	46,819	$468	$(599,851)	$359,030	$(80,713)	$787,598	$13,709	$480,241	$54,674
Net income	—	—	—	—	—	47,369	3,654	51,023	1,350
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(1,980)	(1,980)	(1,224)
Foreign currency translation adjustments	—	—	—	—	2,249	—	14	2,263	—
Derivatives valuation, net of tax	—	—	—	—	160	—	—	160	—
Vesting of restricted stock units	74	1	1,224	(3,978)	—	—	—	(2,753)	—
Equity-based compensation expense	—	—	—	3,371	—	—	—	3,371	—
Other, net of tax	—	—	—	—	(24)	—	—	(24)	—
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2022	47,036	$470	$(596,279)	$362,601	$(97,464)	$865,951	$16,547	$551,826	$56,666
Net income	—	—	—	—	—	25,234	3,512	28,746	51
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,768)	(2,768)	(965)
Foreign currency translation adjustments	—	—	—	—	(21,992)	—	(1,378)	(23,370)	—
Derivatives valuation, net of tax	—	—	—	—	(6,307)	—	—	(6,307)	—
Vesting of restricted stock units	57	1	948	(2,493)	—	—	—	(1,544)	—
Equity-based compensation expense	—	—	—	4,143	—	—	—	4,143	—
Other, net of tax	—	—	—	—	313	—	—	313	—
Balance as of June 30, 2022	47,093	$471	$(595,331)	$364,251	$(125,450)	$891,185	$15,913	$551,039	$55,752

Six months ended June 30, 2021 and 2022

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	97,787	6,562	104,349	3,048
Dividends to shareholders ($0.43 per common share)	—	—	—	—	—	(20,132)	—	(20,132)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(4,365)	(4,365)	(1,224)
Foreign currency translation adjustments	—	—	—	—	(3,630)	—	140	(3,490)	—
Derivatives valuation, net of tax	—	—	—	—	(2,554)	—	—	(2,554)	—
Vesting of restricted stock units	156	2	2,587	(9,269)	—	—	—	(6,680)	—
Equity-based compensation expense	—	—	—	7,399	—	—	—	7,399	—
Other, net of tax	—	—	—	—	12	—	—	12	—
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	58,638	7,123	65,761	1,006
Dividends to shareholders ($0.50 per common share)	—	—	—	—	—	(23,518)	—	(23,518)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(5,648)	(5,648)	(1,570)
Foreign currency translation adjustments	—	—	—	—	(21,700)	—	(1,374)	(23,074)	—
Derivatives valuation, net of tax	—	—	—	—	(5,678)	—	—	(5,678)	—
Vesting of restricted stock units	103	1	1,700	(4,766)	—	—	—	(3,065)	—
Equity-based compensation expense	—	—	—	7,882	—	—	—	7,882	—
Other, net of tax	—	—	—	—	354	—	—	354	—
Balance as of June 30, 2022	47,093	$471	$(595,331)	$364,251	$(125,450)	$891,185	$15,913	$551,039	$55,752

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$66,768	$107,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,944	45,376
Amortization of contract acquisition costs	1,063	350
Amortization of debt issuance costs	500	447
Imputed interest expense and fair value adjustments to contingent consideration	—	1,046
Provision for credit losses	198	155
(Gain) loss on disposal of assets	1,116	386
Impairment losses	10,360	4,217
Deferred income taxes	(9,161)	(5,522)
Excess tax benefit from equity-based awards	(913)	(3,340)
Equity-based compensation expense	7,882	7,399
(Gain) loss on foreign currency derivatives	224	21
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38,271)	48,515
Prepaids and other assets	35,866	3,175
Accounts payable and accrued expenses	21,041	(18,062)
Deferred revenue and other liabilities	(58,345)	(58,721)
Net cash provided by operating activities	91,272	132,839

Cash flows from investing activities
Proceeds from sale of long-lived assets	102	29
Purchases of property, plant and equipment, net of acquisitions	(35,790)	(23,593)
Acquisitions, net of cash acquired of zero and $18,638, respectively	(142,420)	(481,718)
Net cash used in investing activities	(178,108)	(505,282)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	139,000	449,000
Payments on other debt	(1,877)	(3,522)
Payments of contingent consideration and hold back payments to acquisitions	(9,600)	(11,517)
Dividends paid to shareholders	(23,518)	(20,132)
Payments to noncontrolling interest	(7,219)	(5,589)
Tax payments related to issuance of restricted stock units	(3,065)	(6,680)
Payments of debt issuance costs	—	(1,102)
Net cash provided by (used in) financing activities	93,721	400,458

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,350)	(1,930)

(Decrease)/increase in cash, cash equivalents and restricted cash	(5,465)	26,085
Cash, cash equivalents and restricted cash, beginning of period	180,682	159,015
Cash, cash equivalents and restricted cash, end of period	$175,217	$185,100

Supplemental disclosures
Cash paid for interest	$9,394	$4,637
Cash paid for income taxes	$19,882	$46,723
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$202	$625
Acquisition of equipment through increase in accounts payable, net	$467	$(2,727)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle. TTEC’s 59,600 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$163,204	$158,205
Restricted cash included in "Prepaid and other current assets"	12,013	22,477
Total	$175,217	$180,682

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

(2)ACQUISITIONS AND DIVESTITURES

Certain Assets of Faneuil

On April 1, 2022, the Company completed an asset acquisition through its subsidiary TTEC Government Solutions LLC, of certain public sector citizen experience contracts in the transportation infrastructure and healthcare exchange industries from Faneuil, Inc., a subsidiary of ALJ Regional Holdings, Inc. (“the Faneuil Transaction”). The business is operated as part of the TTEC Engage segment and was fully consolidated into the financial statements of TTEC. The Faneuil Transaction was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

Total cash paid at acquisition was $142.3 million. In addition, Faneuil granted to TTEC Government Solutions LLC a three-year call right and right of first offer to purchase certain other assets of Faneuil in its utilities and commercial healthcare verticals as well as certain proprietary technology. The Faneuil Transaction includes two contingent payments anticipated to be paid in early 2024 which are based on the revenue and EBITDA performance of one contract and one potential contract.

The fair value of the two contingent payments has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments range from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date, which is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $0.3 million asset was recorded as of the acquisition date which is included in Other long-term assets in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments relate to real estate and technology funds that will be spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date which is included in Other current assets in the accompanying Balance Sheets.

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

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$—
Accounts receivable, net	704
Prepaid and other assets	8,473
Net fixed assets	5,993
Right of use lease assets	16,526
Other assets	2,572
Customer relationships	61,150
Goodwill	76,311
$171,729

Accrued employee compensation	$202
Accrued expenses	2,675
Right of use lease liability - current	3,129
Right of use lease liability - non-current	13,601
Deferred income	811
Other liabilities	8,891
$29,309

Total purchase price	$142,420

The estimates of fair value of identifiable assets and liabilities assumed are preliminary, pending finalization of the valuation, lease evaluation, and tax returns, thus are subject to revisions that may result in adjustments to the values presented above.

The Faneuil customer relationships have been estimated based on the initial valuation and will be amortized over an estimated useful life of 10 years. The goodwill recognized from the Faneuil acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Engage segment. The tax basis of the acquired intangibles and goodwill will be materially deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Faneuil are reported within the TTEC Engage segment from the date of acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Avtex

On April 8, 2021, the Company acquired, through its subsidiary TTEC Digital, LLC, 100% of the outstanding stock of Avtex Solutions Holdings, LLC (“Avtex”). Avtex is an end-to-end customer experience and CXaaS solutions provider with offerings in Genesys and Microsoft cloud solutions. The business is operated as part of the TTEC Digital segment and was fully consolidated into the financial statements of TTEC.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$18,638
Accounts receivable, net	22,214
Prepaid expenses	26,389
Current income tax receivables	93
Net fixed assets	3,162
Right of use lease assets	3,614
Other Assets	480
Tradename	5,300
Intellectual property intangible	770
Customer relationships	128,200
Goodwill	378,882
$587,742

Accounts payable	$20,580
Accrued employee compensation	4,325
Accrued expenses	250
Right of use lease liability - current	678
Deferred revenue	56,765
Accrued income taxes	332
Deferred tax liability	1,930
Right of use lease liability - noncurrent	2,936
$87,796

Total purchase price	$499,946

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2021 and 2022 noted above contributed revenues of $90.6 million and net income of $21.1 million, to the Company for the three months ended June 30, 2022 and revenues of $143.9 million and net income $38.9 million, to the Company for the six months ended June 30, 2022, respectively.

The unaudited proforma financial results for the three and six months ended June 30, 2022 combines the consolidated results of the Company, Avtex and Faneuil assuming the acquisition had been completed on January 1, 2021. The reported revenue and net income of $604.3 million and $25.2 million would have been $604.3 million and $25.3 million for the three months ended June 30, 2022, respectively, on an unaudited proforma basis. The reported revenue and net income of $1,193.0 million and $58.6 million would have been $1,235.0 million and $63.1 million for the six months ended June 30, 2022, respectively, on an unaudited proforma basis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any material, nonrecurring proforma adjustments directly attributable to the business combinations included in the reported proforma revenue earnings. These proforma amounts have been calculated after applying the Company’s accounting policies and adjusting the respective acquired businesses’ results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from the date indicated, with the consequential tax effects.

The unaudited proforma consolidated results are not to be considered indicative of the results if these acquisitions occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisitions.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$116,591	$—	$116,591	$7,834	$10,879
TTEC Engage	487,659	—	487,659	18,480	25,005
Total	$604,250	$—	$604,250	$26,314	$35,884

Three Months Ended June 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$108,017	$(22)	$107,995	$8,489	$9,565
TTEC Engage	446,799	—	446,799	16,427	56,265
Total	$554,816	$(22)	$554,794	$24,916	$65,830

Six Months Ended June 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$230,174	$—	$230,174	$17,245	$17,226
TTEC Engage	962,802	—	962,802	35,699	66,968
Total	$1,192,976	$—	$1,192,976	$52,944	$84,194

Six Month Ended June 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$171,626	$(44)	$171,582	$12,377	$13,767
TTEC Engage	922,431	—	922,431	32,999	125,487
Total	$1,094,057	$(44)	$1,094,013	$45,376	$139,254

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Capital Expenditures
TTEC Digital	$2,476	$1,898	$3,473	$3,430
TTEC Engage	16,623	10,130	32,317	20,163
Total	$19,099	$12,028	$35,790	$23,593

	June 30, 2022	December 31, 2021
Total Assets
TTEC Digital	$822,199	$828,255
TTEC Engage	1,342,994	1,168,549
Total	$2,165,193	$1,996,804

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
United States	$417,174	$372,851	$811,786	$731,180
Philippines	90,424	102,472	190,454	204,724
Europe / Middle East / Africa	34,233	27,640	65,797	53,557
Latin America	27,772	27,354	55,154	56,791
Asia Pacific / India	18,326	16,404	35,824	32,571
Canada	16,321	8,073	33,961	15,190
Total	$604,250	$554,794	$1,192,976	$1,094,013

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2022; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.5% and 9.0% of total revenue for the six months ended June 30, 2022 and 2021, respectively. The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2021; this client operates in the financial services sector. This client contributed 7.4% and 14.2% of total revenue for the six months ended June 30, 2022 and 2021, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2022.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$5,032	$4,997	$5,409	$5,067
Provision for credit losses	383	135	198	155
Uncollectible receivables written-off	(6)	(178)	(218)	(261)
Effect of foreign currency	(3)	(2)	17	(9)
Acquisition	—	988	—	988
Balance, end of period	$5,406	$5,940	$5,406	$5,940

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

As of June 30, 2022 and December 31, 2021, the Company had factored $95.1 million and $97.7 million, respectively, of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of June 30, 2022, the Company had collected $11.8 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2022 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2021	Adjustments	Impairments	Currency	2022

TTEC Digital	$505,222	$—	$—	$(2,138)	$503,084
TTEC Engage	234,259	76,311	—	(2,725)	307,845
Total	$739,481	$76,311	$—	$(4,863)	$810,929

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2022, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2022, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands and net of tax):

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Aggregate unrealized net gain/(loss) at beginning of period	$589	$5,717	$(40)	$8,431
Add: Net gain/(loss) from change in fair value of cash flow hedges	(6,160)	(1,194)	(5,770)	(4,967)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(147)	1,354	92	2,413
Aggregate unrealized net gain/(loss) at end of period	$(5,718)	$5,877	$(5,718)	$5,877

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2022 and December 31, 2021 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2022	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,136		100.0%	December 2022
Philippine Peso	8,505,000	162,100	(1)	54.1%	March 2025
Mexican Peso	1,339,500	58,906		47.9%	March 2025
		$228,142

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2022 and December 31, 2021.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2022 and December 31, 2021 the total notional amounts of the Company’s forward contracts used as fair value hedges were $46.6 million and $32.9 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,967	$101
Other long-term assets	804	—
Other current liabilities	(6,138)	(127)
Other long-term liabilities	(4,361)	—
Total fair value of derivatives, net	$(7,728)	$(26)

	December 31, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,272	$204
Other long-term assets	611	—
Other current liabilities	(1,527)	(6)
Other long-term liabilities	(1,418)	—
Total fair value of derivatives, net	$(62)	$198

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(146)	$1,354

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(197)	$1,830

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(41)	$375

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$93	$2,413

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$126	$3,260

	Six Months Ended June 30,
	2022	2021

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$259	$38

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following presents information as of June 30, 2022 and December 31, 2021 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Investments – The Company measures investments, including cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market observable inputs, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2018, the investment in CaféX Communication, Inc., which consisted of the Company’s total $15.6 million investment, was fully impaired to zero.

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2022 and December 31, 2021, the Company had $930.0 million and $791.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2022 outstanding borrowings accrued interest at an average rate of 2.0% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2022, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2022 and December 31, 2021 (in thousands):

As of June 30, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(7,728)	$—	$(7,728)
Fair value hedges	—	(26)	—	(26)
Total net derivative asset (liability)	$—	$(7,754)	$—	$(7,754)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(62)	$—	$(62)
Fair value hedges	—	198	—	198
Total net derivative asset (liability)	$—	$136	$—	$136

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of June 30, 2022 and December 31, 2021 (in thousands):

As of June 30, 2022

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	10,370
Total assets	$—	$—	$10,370

Liabilities
Deferred compensation plan liability	$—	$(24,916)	$—
Derivative instruments, net	—	(7,754)	—
Contingent consideration	—	—	(8,816)
Total liabilities	$—	$(32,670)	$(8,816)

Redeemable noncontrolling interest	$—	$—	$(55,752)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$136	$—
Total assets	$—	$136	$—

Liabilities
Deferred compensation plan liability	$—	$(30,012)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(9,600)
Total liabilities	$—	$(30,012)	$(9,600)

Redeemable noncontrolling interest	$—	$—	$(56,316)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Contingent Consideration - The Company recorded contingent consideration payable related to the acquisitions of the U.S. and U.K. assets of VoiceFoundry (“VFUS”) and the remaining VoiceFoundry business (“VF ASEAN”) that closed during 2020, and Faneuil that closed in 2022. The contingent payable for VF US was calculated using a Monte Carlo simulation including a discount rate of 23.1%. The contingent payable for VF ASEAN was calculated using a Monte Carlo simulation including a discount rate of 18.4%. The contingent payables for Faneuil were calculated using a Monte Carlo simulation including a discount rate of 19.3%. The measurements were based on significant inputs not observable in the market. The Company records interest expense each period using the effective interest method until the future value of these contingent payments reaches the expected total future value.

During the fourth quarter of 2020, the first quarter of 2021, the second quarter of 2021 and the fourth quarter of 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, $0.9 million increase, $0.2 million increase and a $0.1 million increase to the payables were recorded as of December 31, 2020, March 31, 2021, June 30, 2021 and December 31, 2021, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). The future contingent consideration for the VF US and VF ASEAN acquisitions were finalized at $9.6 million and were paid during March 2022.

Contingent receivables – The Company recorded a contingent receivable related to the acquisition of Faneuil that closed in 2022. The contingent receivable was valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date.

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable and payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2021	Acquisitions	Payments	Adjustments	2022

VF US	$(7,414)	$—	$7,414	$—	$—
VF ASEAN	(2,186)	—	2,186	—	—
Faneuil	—	(8,816)	—	—	(8,816)
Faneuil receivable	—	10,370	—	—	10,370
Total	$(9,600)	$1,554	$9,600	$—	$1,554

(8)IMPAIRMENT OF ASSETS

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2022, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, internally developed software and certain computer equipment of $9.2 million and $10.4 million, respectively, across the TTEC Digital and TTEC Engage segments.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9)INCOME TAXES

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

As of June 30, 2022, the Company had $21.4 million of net deferred tax assets (after a $28.1 million valuation allowance) and a net deferred tax asset of $16.7 million (after deferred tax liabilities of $4.7 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2022 was 20.2% and 18.7%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 17.8% and 20.3%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax year 2020, the state of California for tax years 2017 through 2018, the state of Washington for tax years 2017 through 2019, the state of Missouri for tax years 2019 and 2020, and India for tax years 2017 through 2019. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first, third and fourth quarters of 2021, changes to the valuation allowance were recorded in the amount of $2.4 million, $6.4 million and $5.1 million, respectively, for assets that did not meet the “more-likely-than-not” standard. In the first quarter of 2022, $1.3 million, and in the second quarter of 2022, $0.6 million was released from the valuation allowance for assets that are expected to be recognized in the future.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of tax at 0% for four years, which will be fully expired in 2022 and additional periods at a reduced tax rate, expiring at various times beginning in 2030. The aggregate benefit to income tax expense for the three months ended June 30, 2022 and 2021 was approximately $0.0 million and $2.6 million, respectively, which had an impact on diluted net income per share of $0.00 and $0.05, respectively. The aggregate effect on income tax expense for the six months ended June 30, 2022 and 2021, was approximately $1.0 million and $3.7 million benefit, respectively, which had an impact on diluted net income per share of $0.02 and $0.08, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On November 23, 2021, the Company entered into a Sixth Amendment to the Amended and Restated Credit Agreement (“the Credit Agreement”) originally dated June 3, 2013, (collectively, the “Credit Facility”) to convert the $300 million term loan included in the total Credit Facility commitments, that was previously agreed on March 25, 2021 as part of the Fifth Amendment to the Credit Agreement, into a $1.5 billion senior secured revolving Credit Facility with a syndicate of lenders led by Wells Fargo, National Association, as agent, swingline and fronting lender. The Credit Facility matures on November 23, 2026. We primarily use our Credit Facility to fund working capital, general operations, dividends, acquisitions and other strategic activities.

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

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2022 and December 31, 2021, the Company had borrowings of $930.0 million and $791.0 million, respectively, under its Credit Facility, and its average daily utilization was $966.3 million and $662.8 million for the six months ended June 30, 2022 and 2021, respectively. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $425 million as of June 30, 2022. As of June 30, 2022, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2022, outstanding letters of credit under the Credit Facility totaled $12.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2022, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the six months ended June 30, 2022 from amounts included in deferred revenue as of December 31, 2021 was $134.8 million. Revenue recognized for the six months ended June 30, 2021 from amounts included in deferred revenue as of December 31, 2020 was $67.4 million.

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

As of June 30, 2022, the Company’s RPO was $288.2 million, which will be delivered and recognized within the next three years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(3,630)	(4,967)	156	(8,441)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,413	(144)	2,269
Net current period other comprehensive income (loss)	(3,630)	(2,554)	12	(6,172)

Accumulated other comprehensive income (loss) at June 30, 2021	$(81,769)	$5,877	$(2,436)	$(78,328)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	(21,700)	(5,770)	490	(26,980)
Amounts reclassified from accumulated other comprehensive income (loss)	—	92	(136)	(44)
Net current period other comprehensive income (loss)	(21,700)	(5,678)	354	(27,024)

Accumulated other comprehensive income (loss) at June 30, 2022	$(117,247)	$(5,718)	$(2,485)	$(125,450)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2022	2021	(Loss) Classification

Derivative valuation
(Loss)/gain on foreign currency forward exchange contracts	$(197)	$1,830	Revenue
Tax effect	50	(476)	Provision for income taxes
	$(147)	$1,354	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(75)	$(80)	Cost of services
Tax effect	8	8	Provision for income taxes
	$(67)	$(72)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2022	2021	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$126	$3,260	Revenue
Tax effect	(34)	(847)	Provision for income taxes
	$92	$2,413	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(151)	$(160)	Cost of services
Tax effect	15	16	Provision for income taxes
	$(136)	$(144)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Shares used in basic earnings per share calculation	47,047	46,840	47,026	46,792
Effect of dilutive securities:
Restricted stock units	336	569	342	596
Performance-based restricted stock units	—	—	13	—
Total effects of dilutive securities	336	569	355	596
Shares used in dilutive earnings per share calculation	47,383	47,409	47,381	47,388

For the three months ended June 30, 2022 and 2021, there were Restricted Stock Units (“RSUs”) of 281 thousand and one thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, there were RSUs of 239 thousand and two thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2022 and 2021, the Company recognized total equity-based compensation expense of $4.1 million and $7.9 million and $3.3 million and $7.4 million, respectively. Of the total compensation expenses, $1.6 million and $3.2 million were recognized in Cost of services and $2.5 million and $4.7 million were recognized in Selling, general and administrative during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized compensation expense of $1.1 million and $2.5 million in Cost of services and $2.2 million and $4.9 million in Selling, general and administrative, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the six months ended June 30, 2022 and 2021, the Company granted 155,897 and 11,656 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $3.8 million and $7.4 million for the three and six months ended June 30, 2022, respectively. The Company recognized compensation expense related to RSUs of $2.6 million and $5.9 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was approximately $56.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that were subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets were not met, then no shares would be issued. The award amounts were based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income determined the award amount. The Company recognized compensation expense related to the 2019 PRSUs of $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to the 2020 PRSUs of $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2022. The Company recognized compensation expense related to the 2020 PRSUs of $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2021.

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

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest immediately in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2024. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the number of shares of PRSUs issued will be between 0.0 million shares and 0.5 million shares and will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares to be awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for the fiscal year 2025. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2024 and January 1, 2025, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2022 and 2021, the Company expensed $0.3 million and $0.5 million, respectively, to Avion and Airmax for services provided to the Company. There was $139 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2022.

Ms. Regina M. Paolillo, Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in the TTEC Welltok joint venture. During the six months ended June 30, 2022 and 2021, the Company recorded revenue of $0.5 million and $0.9 million, respectively, in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors of Welltok, Inc. and the joint venture has been wound down, but TTEC continues to service revenue for Welltok, Inc.

Ms. Paolillo is a member of the board of directors of Unisys, a global information technology company. During the six months ended June 30, 2022 and 2021, the Company recorded revenue of $0.1 million and $0.3 million, respectively, in connection with services performed for Unisys.

Ms. Michelle Swanback, Chief Executive Officer of TTEC Engage, is a member of the board of directors of Willis Towers Watson, who provides compensation consulting and insurance services to the Company. During the six month ended June 30, 2022, the Company expenses $0.8 million.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and  Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; risks inherent in the reliability of our information technology systems; risks related to our information technology infrastructure’s cybersecurity in general, and criminal activity such as ransomware, other malware and data exfiltration or destruction in particular, which can impact our ability to consistently deliver uninterrupted service to our clients; our dependence on third parties for our cloud solutions; risks inherent in our transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risk related to our international operations including risks associated with the Russian invasion of Ukraine in the first quarter of 2022 and impacts it may have on our clients’ European based businesses and the Company’s business; the risks related to legal and regulatory impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws, regulatory changes impacting our healthcare businesses, financial and public sector specific regulations, our ability to comply with these laws timely and cost effectively; and the cost of wage and hour litigation in the United States; the impact of the post COVID-19 pandemic economic recovery and regulatory realities on our business and our clients’ business; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

During 2022, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 59,600 consultants, technologists, and CX professionals.

Our revenue for second quarter 2022 was $604.3 million, approximately $116.6 million, or 19% which came from our TTEC Digital segment and $487.7 million, or 81%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and service offerings for both mainstream and high growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we have been highly acquisitive in the last several years, including in April 2022 the acquisition of certain citizen experience assets of Faneuil, Inc. that include healthcare exchange and transportation services contracts, which will expand our capabilities in the growing public sector market by building and operating technology-enabled citizen engagement solutions. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service provider.

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve more than 760 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

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

The temporary operational disruptions that occurred due to this incident did not have a long-term impact on our results of operations. We made additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during the fourth quarter of 2021 and expect to make further investments in 2022. We anticipate the likely investment to be at least $6 million in 2022 and beyond. The incident and any failure or perceived failure by us to comply with applicable privacy laws in connection with this incident could result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which could impact our results of operations and expenses associated with the incident. In the first half of 2022, we have been served with certain lawsuits alleging data privacy failures, which are typical when cybersecurity incidents result in data exfiltration. Other actual and potential consequences of the incident may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic

Through the period ended June 30, 2022 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. As of June 30, 2022 only some of our COVID-19 specific surge work has transitioned to more traditional business activities for the same clients, and our clients continue to reposition their work in post-pandemic environment, leveraging new ways of working, and evolving the use of technology. These changes bring more opportunities to the Company, while at the same time temporarily or permanently diverting certain business volumes. Based on currently available information, we cannot accurately predict the post-pandemic changes to our clients’ businesses and their effect on the magnitude and timing of our clients’ buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely, certain seasonal weather cycles and their potential impacts on power grid, and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future.

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

Financial Highlights

In the second quarter of 2022, our revenue increased $49.5 million, or 8.9%, to $604.3 million over the same period in 2021 including a decrease of $10.5 million, or 1.9%, due to foreign currency fluctuations. The increase in revenue was comprised of an $8.6 million, or 8.0%, increase for TTEC Digital and an increase of $40.9 million, or 9.1%, for TTEC Engage.

Our second quarter 2022 income from operations decreased $29.9 million, or 45.5%, to $35.9 million or 5.9% of revenue, compared to $65.8 million or 11.9% of revenue in the second quarter of 2021. The decrease in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income increased 13.7% due to growth in the cloud revenue platform partially offset by a continued investment in sales and marketing, product engineering, and geographic expansion. The TTEC Engage operating income decreased 55.6% over the same period last year primarily related to the ramp of several new programs, change in revenue mix away from COVID-surge programs, increased sales and marketing expenses, increased amortization of acquisition related intangible assets, and impairments of internally developed software and real estate leases, offset by the acquisition of Faneuil.

Income from operations in the second quarter of 2022 and 2021 included $11.8 million and $2.4 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries serve clients based in the U.S. and in other countries with 21,600 workstations, representing 59% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 26% of our revenue for the second quarter of 2022, as compared to 30% of our revenue for the corresponding period in 2021.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2022, the total production workstations for our TTEC Engage segment was 36,800 and the overall capacity utilization in our centers was 69% versus 62% in the prior year period. This significant improvement was driven by the Company’s site optimization strategy as more and more clients are adopting the @Home operational platform on a permanent basis.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home versus brick and mortar seats. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore, as some of our clients may be subject to regulatory pressures to serve clients onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2022 and 2021 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$116,591	$107,995	$8,596	8.0%
Operating Income	10,879	9,565	1,314	13.7%
Operating Margin	9.3%	8.9%

The increase in revenue for the TTEC Digital segment was driven by increases in the cloud platform and the systems integration practice.

The operating income increase is primarily attributable to an increase in the cloud revenue platform partially offset by a continued investment in sales and marketing, product engineering and geographic expansion. Operating income as a percentage of revenue increased to 9.3% in the second quarter of 2022 as compared to 8.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.8 million and $5.7 million for the quarters ended June 30, 2022 and 2021, respectively.

TTEC Engage

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$487,659	$446,799	$40,860	9.1%
Operating Income	25,005	56,265	(31,260)	(55.6)%
Operating Margin	5.1%	12.6%

The increase in revenue for the TTEC Engage segment was due to a net increase of $92.0 million in client programs including the acquisition of Faneuil, offset by a decrease for program completions of $41.4 million and a $9.7 million decrease due to foreign currency fluctuations.

The operating income decreased primarily due to the change in revenue mix away from COVID-surge programs, ramp costs for the new programs replacing COVID related work, incremental growth-oriented investments, integration-related costs associated with the Faneuil acquisition, increased amortization of acquisition related intangible assets, and $11.7 million of restructuring and impairment charges related to several real estate leases and internally developed software that will not be used in the future. As a result, operating income as a percentage of revenue decreased to 5.1% in the second quarter of 2022 as compared to 12.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.8 million and $3.3 million for the quarters ended June 30, 2022 and 2021, respectively.

Interest Income (Expense)

For the three months ended June 30, 2022 interest income increased to $0.3 million from $0.2 million in the same period in 2021. Interest expense increased to $6.2 million during 2022 from $3.4 million during 2021 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended June 30, 2022 Other income (expense), net increased to net income of $6.1 million from net income of $1.0 million during the prior year quarter.

Included in the three months ended June 30, 2022 was a gain of $2.1 million due to insurance recovery related to property damages.

Included in the three months ended June 30, 2021 was a $0.2 million expense related to the fair value adjustment of contingent consideration for two acquisitions.

Income Taxes

The effective tax rate for the three months ended June 30, 2022 was 20.2%. This compares to an effective tax rate of 17.8% for the comparable period of 2021. The effective tax rate for the three months ended June 30, 2022 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $1.5 million benefit related to equity compensation, a $0.6 million benefit from changes to valuation allowances, a $2.5 million benefit related to the amortization of purchased intangibles, a $3.1 million benefit related to restructuring, $0.3 million of expense related to tax contingencies, and a $0.2 million benefit related to other items, the Company’s normalized tax rate for the second quarter of 2022 was 24.3%.

Results of Operations

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2022 and 2021 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$230,174	$171,582	$58,592	34.1%
Operating Income	17,226	13,767	3,459	25.1%
Operating Margin	7.5%	8.0%

The increase in revenue for the TTEC Digital segment was driven by increases in the cloud platform and the systems integration practice including the acquisition of Avtex.

The operating income increase is primarily attributable to the increased revenue due to the acquisition and other revenue partially offset by increased amortization of acquisition related intangible assets and continued investment in sales and marketing, product engineering and geographic expansion. Operating income as a percentage of revenue decreased to 7.5% for the six months ended June 30, 2022 as compared to 8.0% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $11.1 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively.

TTEC Engage

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$962,802	$922,431	$40,371	4.4%
Operating Income	66,968	125,487	(58,519)	(46.6)%
Operating Margin	7.0%	13.6%

The increase in revenue for the TTEC Engage segment was due to a net increase of $138.7 million in client programs including the acquisition of Faneuil, and offset by a $14.8 million decrease due to foreign currency fluctuations and a decrease for program completions of $83.5 million.

Operating income decreased due to the change in revenue mix away from COVID-surge programs, ramp costs for the new programs replacing COVID related work, incremental growth-oriented investments, integration-related costs associated with the Faneuil acquisition, increased amortization of acquisition related intangible assets, and $13.4 million of restructuring and impairment charges related to several real estate leases and internally developed software that will not be used in the future, offset by the acquisition of Faneuil, other revenue increases and reduction of the facility costs. As a result, operating income as a percentage of revenue decreased to 7.0% for the six months ended June 30, 2022 as compared to 13.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $8.0 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively.

Interest Income (Expense)

For the six months ended June 30, 2022 interest income increased to $0.5 million from $0.4 million in the same period in 2021. Interest expense increased to $10.0 million during 2022 from $5.2 million during 2021 due to higher utilization of the line of credit offset by lower interest rates.

Other Income (Expense)

For the six months ended June 30, 2022 Other income (expense), net increased to net income of $7.4 million from net income of $0.2 million during the prior year period.

Included in the six months ended June 30, 2022 was a gain of $2.1 million due to insurance recovery related to property damages.

Included in the six months ended June 30, 2021 was a $0.7 million expense related to the fair value adjustments of contingent consideration for two acquisitions.

Income Taxes

The effective tax rate for the six months ended June 30, 2022 was 18.7%. This compared to an effective tax rate of 20.3% for the comparable period of 2021. The effective tax rate for the six months ended June 30, 2022 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. Without a $3.5 million benefit from restructuring expenses, a $1.0 million benefit related to the cybersecurity incident, a $1.9 million benefit related to changes in valuation allowances, a $5.0 million benefit related to the amortization of purchased intangibles, a $2.9 million benefit related to equity-based compensation, $0.3 million of expense related to tax contingencies, and $0.5 million of expense related to other items, the Company’s normalized tax rate for 2022 was 22.8%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2022, we generated positive operating cash flows of $91.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

In early April 2021, we drew down approximately $500 million of the availability on the Credit Facility in order to provide funding for the acquisition of Avtex Solutions Holdings, LLC.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2022 and 2021.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $163.2 million and $158.2 million as of June 30, 2022 and December 31, 2021, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2022 and 2021, net cash flows provided by operating activities was $91.3 million and $132.8 million, respectively. The decrease is primarily due to a $27.0 million decrease in net cash income from operations and a $14.6 million reduction in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2022 and 2021, net cash flows used in investing activities was $178.1 million and $505.3 million, respectively. The decrease was due to a decrease related to acquisitions of $339.3 million offset by a $12.2 million increase in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2022 and 2021, net cash flows provided by financing activities was $93.7 million and $400.5 million, respectively. The change in net cash flows from 2021 to 2022 was primarily due to a $310.0 million net change in the line of credit and a $3.4 million increase in dividends to shareholders, offset by a $3.6 million increase in tax payments related to restricted stock units.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in net cash from operations, a decrease in working capital and higher capital expenditures. Free cash flow was $55.5 million and $109.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$77,585	$63,052	$91,271	$132,839
Less: Purchases of property, plant and equipment	19,099	12,028	35,790	23,593
Free cash flow	$58,486	$51,024	$55,481	$109,246

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2021 Form 10-K filing on March 3, 2022 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2022 to be between 3.0% and 3.2% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2022 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer engagement center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2022, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 34.7% and 36.4% of our consolidated revenue for the three months ended June 30, 2022 and 2021, respectively and 35.8% and 39.0% of our consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 16 to 22 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

We have previously entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2022, we had $930.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2022, interest accrued at a rate of approximately 2.0% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2022 and 2021, revenue associated with this foreign exchange risk was 18% and 17% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2022 and December 31, 2021 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2022	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,136		100.0%	December 2022
Philippine Peso	8,505,000	162,100	(1)	54.1%	March 2025
Mexican Peso	1,339,500	58,906		47.9%	March 2025
		$228,142

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2022 and December 31, 2021.

The fair value of our cash flow hedges as of June 30, 2022 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2022	Next 12 Months
Canadian Dollar	$(141)	$(141)
Philippine Peso	(10,323)	(5,983)
Mexican Peso	2,736	1,953
	$(7,728)	$(4,171)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2021 reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippine pesos.

We recorded net gains of $126 thousand and $3.3 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2022 and 2021, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2022 and 2021, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2022 or December 31, 2021.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2022, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended June 30, 2022. As of June 30, 2022 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.35	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Value Creation Program) effective March 15, 2022	10-Q	10.35	5/05/2022

10.84	Employment Agreement between Michelle Swanback and TTEC Services Corporation effective May 2, 2022	10-Q	10.84	5/05/2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 9, 2022	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Dustin J. Semach
Dustin J. Semach
Chief Financial Officer