Form 10-Q
period 2022-09-30
TTEC Holdings, Inc.
filed 2022-11-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No ☑

As of November 2, 2022, there were 47,219,507 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2022 FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	1

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Mezzanine Equity as of and for the three and nine months ended September 30, 2022 and 2021 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$172,274	$158,205
Accounts receivable, net of allowance of $5,855 and $5,409	384,793	357,310
Prepaids and other current assets	136,282	134,333
Income and other tax receivables	47,736	48,139
Total current assets	741,085	697,987

Long-term assets
Property, plant and equipment, net	181,343	168,404
Operating lease assets	93,658	90,180
Goodwill	805,592	739,481
Deferred tax assets, net	19,530	11,130
Other intangible assets, net	242,887	212,349
Other long-term assets	70,942	77,273
Total long-term assets	1,413,952	1,298,817
Total assets	$2,155,037	$1,996,804

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$98,496	$70,415
Accrued employee compensation and benefits	141,220	156,324
Other accrued expenses	72,571	63,369
Income tax payable	7,150	9,471
Deferred revenue	90,916	95,608
Current operating lease liabilities	38,918	44,460
Other current liabilities	12,931	4,749
Total current liabilities	462,202	444,396

Long-term liabilities
Line of credit	955,000	791,000
Deferred tax liabilities, net	4,324	5,335
Non-current income tax payable	11,227	17,486
Non-current operating lease liabilities	69,269	64,419
Other long-term liabilities	72,996	79,827
Total long-term liabilities	1,112,816	958,067
Total liabilities	1,575,018	1,402,463

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	55,696	56,316

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,213,561 and 46,990,031 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	472	470
Additional paid-in capital	363,699	361,135
Treasury stock at cost; 34,838,692 and 35,062,222 shares as of September 30, 2022 and December 31, 2021, respectively	(593,337)	(597,031)
Accumulated other comprehensive income (loss)	(151,904)	(98,426)
Retained earnings	888,880	856,065
Noncontrolling interest	16,513	15,812
Total stockholders’ equity	524,323	538,025
Total liabilities, stockholders’ equity and mezzanine equity	$2,155,037	$1,996,804

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$592,453	$566,734	$1,785,429	$1,660,747

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	450,454	447,786	1,361,179	1,236,769
Selling, general and administrative	75,226	67,426	206,831	181,483
Depreciation and amortization	27,117	25,280	80,061	70,655
Restructuring charges, net	1,113	485	4,261	2,612
Impairment losses	2,939	(268)	13,299	3,949
Total operating expenses	556,849	540,709	1,665,631	1,495,468

Income from operations	35,604	26,025	119,798	165,279

Other income (expense)
Interest income	519	171	990	580
Interest expense	(10,565)	(3,504)	(20,525)	(8,687)
Other income (expense), net	3,946	3,288	11,317	3,537
Total other income (expense)	(6,100)	(45)	(8,218)	(4,570)

Income before income taxes	29,504	25,980	111,580	160,709

Provision for income taxes	(4,489)	(7,939)	(19,797)	(35,271)

Net income	25,015	18,041	91,783	125,438

Net income attributable to noncontrolling interest	(2,766)	(3,606)	(10,896)	(13,216)

Net income attributable to TTEC stockholders	$22,249	$14,435	$80,887	$112,222

Other comprehensive income (loss)
Net income	$25,015	$18,041	$91,783	$125,438
Foreign currency translation adjustments	(23,123)	(14,186)	(46,197)	(17,676)
Derivative valuation, gross	(4,430)	(8,314)	(12,096)	(11,760)
Derivative valuation, tax effect	1,150	2,164	3,138	3,056
Other, net of tax	70	23	424	35
Total other comprehensive income (loss)	(26,333)	(20,313)	(54,731)	(26,345)
Total comprehensive income (loss)	(1,318)	(2,272)	37,052	99,093

Less: Comprehensive income attributable to noncontrolling interest	(2,929)	(2,549)	(8,678)	(9,251)

Comprehensive income (loss) attributable to TTEC stockholders	$(4,247)	$(4,821)	$28,374	$89,842

Weighted average shares outstanding
Basic	47,207	46,984	47,087	46,857
Diluted	47,314	47,348	47,354	47,372

Net income per share attributable to TTEC stockholders
Basic	$0.47	$0.31	$1.72	$2.40
Diluted	$0.47	$0.30	$1.71	$2.37

Dividends declared and not paid per share outstanding	$0.52	$0.47	$0.52	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2021 and 2022

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2021	46,893	$469	$(598,627)	$358,423	$(78,328)	$834,967	$15,397	$532,301	$54,800
Net income	—	—	—	—	—	14,435	2,767	17,202	839
Dividends to shareholders ($0.47 per common share)	—	—	—	—	—	(22,085)	—	(22,085)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,025)	(2,025)	(445)
Foreign currency translation adjustments	—	—	—	—	(13,968)	—	(218)	(14,186)	—
Derivatives valuation, net of tax	—	—	—	—	(6,150)	—	—	(6,150)	—
Vesting of restricted stock units	95	1	1,576	(6,266)	—	—	—	(4,689)	—
Equity-based compensation expense	—	—	—	4,570	—	—	—	4,570	—
Other, net of tax	—	—	—	—	23	—	—	23	—
Balance as of September 30, 2021	46,988	$470	$(597,051)	$356,727	$(98,423)	$827,317	$15,921	$504,961	$55,194

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2022	47,093	$471	$(595,331)	$364,251	$(125,450)	$891,185	$15,913	$551,039	$55,752
Net income	—	—	—	—	—	22,249	2,808	25,057	(42)
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,554)	—	(24,554)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,329)	(2,329)	(14)
Foreign currency translation adjustments	—	—	—	—	(23,244)	—	121	(23,123)	—
Derivatives valuation, net of tax	—	—	—	—	(3,280)	—	—	(3,280)	—
Vesting of restricted stock units	121	1	1,994	(5,910)	—	—	—	(3,915)	—
Equity-based compensation expense	—	—	—	5,358	—	—	—	5,358	—
Other, net of tax	—	—	—	—	70	—	—	70	—
Balance as of September 30, 2022	47,214	$472	$(593,337)	$363,699	$(151,904)	$888,880	$16,513	$524,323	$55,696

Nine months ended September 30, 2021 and 2022

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	112,222	9,329	121,551	3,887
Dividends to shareholders ($0.90 per common share)	—	—	—	—	—	(42,217)	—	(42,217)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(6,390)	(6,390)	(1,669)
Foreign currency translation adjustments	—	—	—	—	(17,598)	—	(78)	(17,676)	—
Derivatives valuation, net of tax	—	—	—	—	(8,704)	—	—	(8,704)	—
Vesting of restricted stock units	251	3	4,163	(15,535)	—	—	—	(11,369)	—
Equity-based compensation expense	—	—	—	11,969	—	—	—	11,969	—
Other, net of tax	—	—	—	—	35	—	—	35	—
Balance as of September 30, 2021	46,988	$470	$(597,051)	$356,727	$(98,423)	$827,317	$15,921	$504,961	$55,194

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	80,887	9,931	90,818	964
Dividends to shareholders ($1.02 per common share)	—	—	—	—	—	(48,072)	—	(48,072)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(7,977)	(7,977)	(1,584)
Foreign currency translation adjustments	—	—	—	—	(44,944)	—	(1,253)	(46,197)	—
Derivatives valuation, net of tax	—	—	—	—	(8,958)	—	—	(8,958)	—
Vesting of restricted stock units	224	2	3,694	(10,676)	—	—	—	(6,980)	—
Equity-based compensation expense	—	—	—	13,240	—	—	—	13,240	—
Other, net of tax	—	—	—	—	424	—	—	424	—
Balance as of September 30, 2022	47,214	$472	$(593,337)	$363,699	$(151,904)	$888,880	$16,513	$524,323	$55,696

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$91,783	$125,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,061	70,655
Amortization of contract acquisition costs	1,345	575
Amortization of debt issuance costs	735	719
Imputed interest expense and fair value adjustments to contingent consideration	2,070	1,046
Provision for credit losses	1,561	(34)
Loss on disposal of assets	1,587	524
Impairment losses	13,299	3,949
Deferred income taxes	(8,216)	514
Excess tax benefit from equity-based awards	(1,256)	(5,284)
Equity-based compensation expense	13,240	11,969
Loss on foreign currency derivatives	269	134
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37,987)	48,816
Prepaids and other assets	38,594	(42,455)
Accounts payable and accrued expenses	1,483	19,406
Deferred revenue and other liabilities	(79,755)	(60,910)
Net cash provided by operating activities	118,813	175,062

Cash flows from investing activities
Proceeds from sale of long-lived assets	189	42
Purchases of property, plant and equipment, net of acquisitions	(64,564)	(40,778)
Acquisitions, net of cash acquired of zero and $18,638, respectively	(142,420)	(481,718)
Net cash used in investing activities	(206,795)	(522,454)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	164,000	420,000
Payments on other debt	(2,568)	(5,288)
Payments of contingent consideration and hold back payments to acquisitions	(9,600)	(11,517)
Dividends paid to shareholders	(23,518)	(20,132)
Payments to noncontrolling interest	(9,562)	(8,059)
Tax payments related to issuance of restricted stock units	(6,980)	(11,369)
Payments of debt issuance costs	—	(1,102)
Net cash provided by financing activities	111,772	362,533

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,226)	(6,272)

(Decrease)/increase in cash, cash equivalents and restricted cash	1,564	8,869
Cash, cash equivalents and restricted cash, beginning of period	180,682	159,015
Cash, cash equivalents and restricted cash, end of period	$182,246	$167,884

Supplemental disclosures
Cash paid for interest	$19,699	$7,827
Cash paid for income taxes	$32,705	$64,999
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$461	$857
Acquisition of equipment through increase in accounts payable, net	$6,625	$130
Dividend declared but not paid	$24,554	$22,085

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience as a service (“CXaaS”) partner for many of the world’s most iconic and disruptive brands. TTEC designs, builds, orchestrates, and delivers seamless digitally enabled customer experiences that are designed to increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless customer experience (“CX”) across different channels and phases of the customer lifecycle. TTEC’s 62,700 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$172,274	$158,205
Restricted cash included in "Prepaid and other current assets"	9,972	22,477
Total	$182,246	$180,682

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

Total cash paid at acquisition was $142.4 million. In addition, Faneuil granted to TTEC Government Solutions LLC a three-year call right and right of first offer to purchase certain other assets of Faneuil in its utilities and commercial healthcare verticals as well as certain proprietary technology. The Faneuil Transaction includes two contingent payments anticipated to be paid in early 2024 which are based on the revenue and EBITDA performance of one contract and one potential contract.

The fair value of the two contingent payments has been estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments range from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During the third quarter of 2022, a $2.4 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract and a complete reduction for the second contract as it was not awarded to the Company. The benefit was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2022, the contingent payment is accrued at $6.4 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $0.3 million asset was recorded as of the acquisition date which is included in Other long-term assets in the accompanying Consolidated Balance Sheets. The fair value was unchanged as of September 30, 2022.

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments relate to real estate and technology funds that will be spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date. During the third quarter of 2022, a reduction in the fair value was calculated and a $4.4 million expense was recorded related to a fair value adjustment for the receivable based on current information reflecting a better outcome with the contract negotiations. The reduction in fair value related expense was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2022, the fair value of the receivable is $0.5 million and is included in Other current assets in the accompanying Consolidated Balance Sheets.

A multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible assets. The significant assumptions utilized in calculating the fair value of the customer relationships intangible assets were the customer attrition rate, revenue growth rates, forecasted EBITDA, contributory asset charge, and the discount rate.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary
Estimate of
Acquisition Date
Fair Value
Cash	$—
Accounts receivable, net	704
Prepaid and other assets	8,420
Net fixed assets	5,622
Right of use lease assets	16,526
Other assets	3,824
Customer relationships	61,310
Goodwill	75,902
$172,308

Accrued employee compensation	$202
Accrued expenses	2,763
Right of use lease liability - current	3,129
Right of use lease liability - non-current	13,601
Deferred income	811
Other liabilities	9,382
$29,888

Total purchase price	$142,420

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

During the fourth quarter of 2021, TTEC implemented ASU 2021-08 which required an accounting modification to the deferred revenue balance as of the acquisition date (see discussion above in Note 1). The deferred revenue balance was evaluated as if TTEC had been the company securing the initial contracts and accounted for these contracts in accordance with ASC 606. Based on this re-assessment, the $4.9 million reduction initially recorded to deferred revenue in connection with the purchase price accounting was eliminated and an offsetting increase to Goodwill was recorded as of the acquisition date. In connection with this modification, revenue of $3.4 million was recorded in the fourth quarter of 2021 related to deferred revenue from the second and third quarters of 2021.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2021 and 2022 noted above contributed revenues of $96.0 million and net income of $6.0 million to the Company for the three months ended September 30, 2022 and revenues of $243.6 million and net income $16.2 million to the Company for the nine months ended September 30, 2022.

The unaudited proforma financial results for the three and nine months ended September 30, 2022 combines the consolidated results of the Company, Avtex and Faneuil assuming the acquisitions had been completed on January 1, 2021. The reported revenue and net income of $592.5 million and $22.2 million would have been $592.5 million and $22.2 million for the three months ended September 30, 2022, respectively, on an unaudited proforma basis. The reported revenue and net income of $1,785.4 million and $80.9 million would have been $1,827.4 million and $85.4 million for the nine months ended September 30, 2022, respectively, on an unaudited proforma basis.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$117,973	$(35)	$117,938	$7,645	$8,070
TTEC Engage	474,515	—	474,515	19,472	27,534
Total	$592,488	$(35)	$592,453	$27,117	$35,604

Three Months Ended September 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$124,086	$—	$124,086	$8,936	$8,670
TTEC Engage	442,655	(7)	442,648	16,344	17,355
Total	$566,741	$(7)	$566,734	$25,280	$26,025

Nine Months Ended September 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$348,147	$(35)	$348,112	$24,891	$25,296
TTEC Engage	1,437,317	—	1,437,317	55,170	94,502
Total	$1,785,464	$(35)	$1,785,429	$80,061	$119,798

Nine Month Ended September 30, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$295,712	$(44)	$295,668	$21,312	$22,438
TTEC Engage	1,365,086	(7)	1,365,079	49,343	142,841
Total	$1,660,798	$(51)	$1,660,747	$70,655	$165,279

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Capital Expenditures
TTEC Digital	$3,408	$1,599	$6,880	$5,029
TTEC Engage	25,366	15,586	57,684	35,749
Total	$28,774	$17,185	$64,564	$40,778

	September 30, 2022	December 31, 2021
Total Assets
TTEC Digital	$827,948	$828,255
TTEC Engage	1,327,089	1,168,549
Total	$2,155,037	$1,996,804

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
United States	$400,391	$377,211	$1,212,175	$1,108,390
Philippines	91,306	100,531	281,759	305,255
Europe / Middle East / Africa	34,507	28,891	100,307	82,447
Latin America	30,750	28,737	85,905	85,529
Asia Pacific / India	19,075	16,989	54,899	49,560
Canada	16,424	14,375	50,384	29,566
Total	$592,453	$566,734	$1,785,429	$1,660,747

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2022; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.5% and 9.1% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2021; this client operates in the financial services sector. This client contributed 7.4% and 13.3% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2022.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$5,406	$5,940	$5,409	$5,067
Provision for credit losses	1,363	(189)	1,561	(34)
Uncollectible receivables written-off	(890)	302	(1,110)	41
Effect of foreign currency	(24)	(7)	(5)	(16)
Acquisition	—	—	—	988
Balance, end of period	$5,855	$6,046	$5,855	$6,046

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

As of September 30, 2022 and December 31, 2021, the Company had factored $85.6 million and $97.7 million, respectively, of accounts receivable; under the Agreement discounts on these receivables were not material during the quarter. As of September 30, 2022, the Company had collected $10.0 million of cash from customers which had not been remitted to the Bank. The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of September 30, 2022 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

Effective November 1, 2022, the Company amended the arrangement to modify the list of eligible clients who may be sold pursuant to the Agreement, and to memorialize the transition from LIBOR to SOFR for discount calculation purposes.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2021	Adjustments	Impairments	Currency	2022

TTEC Digital	$505,222	$—	$—	$(4,355)	$500,867
TTEC Engage	234,259	75,896	—	(5,430)	304,725
Total	$739,481	$75,896	$—	$(9,785)	$805,592

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2022, the Company assessed whether any such indicators of impairment existed and concluded there were none.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2022, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Aggregate unrealized net gain/(loss) at beginning of period	$(5,718)	$5,877	$(40)	$8,431
Add: Net gain/(loss) from change in fair value of cash flow hedges	(2,004)	(6,850)	(7,774)	(11,817)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,276)	700	(1,184)	3,113
Aggregate unrealized net gain/(loss) at end of period	$(8,998)	$(273)	$(8,998)	$(273)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2022 and December 31, 2021 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2022	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,099		100.0%	December 2022
Philippine Peso	8,455,000	158,359	(1)	42.5%	June 2025
Mexican Peso	1,182,000	51,772		41.0%	March 2025
		$217,230

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2022 and December 31, 2021.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2022 and December 31, 2021 the total notional amounts of the Company’s forward contracts used as fair value hedges were $54.3 million and $32.9 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,114	$158
Other long-term assets	1,095	—
Other current liabilities	(10,034)	(229)
Other long-term liabilities	(5,333)	—
Total fair value of derivatives, net	$(12,158)	$(71)

	December 31, 2021
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,272	$204
Other long-term assets	611	—
Other current liabilities	(1,527)	(6)
Other long-term liabilities	(1,418)	—
Total fair value of derivatives, net	$(62)	$198

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(1,276)	$700

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(1,724)	$947

	Three Months Ended September 30,
	2022	2021

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$15	$(80)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(1,184)	$3,113

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(1,598)	$4,207

	Nine Months Ended September 30,
	2022	2021

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$273	$(42)

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

The following presents information as of September 30, 2022 and December 31, 2021 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2022 and December 31, 2021, the Company had $955.0 million and $791.0 million, respectively, of borrowings outstanding under the Credit Facility. During the third quarter of 2022 outstanding borrowings accrued interest at an average rate of 3.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2022, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2022 and December 31, 2021 (in thousands):

As of September 30, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(12,158)	$—	$(12,158)
Fair value hedges	—	(71)	—	(71)
Total net derivative asset (liability)	$—	$(12,229)	$—	$(12,229)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(62)	$—	$(62)
Fair value hedges	—	198	—	198
Total net derivative asset (liability)	$—	$136	$—	$136

The following is a summary of the Company’s fair value measurements as of September 30, 2022 and December 31, 2021 (in thousands):

As of September 30, 2022

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	23,483	—	—
Contingent consideration	—	—	5,923
Total assets	$23,483	$—	$5,923

Liabilities
Derivative instruments, net	$—	$(12,229)	$—
Contingent consideration	—	—	(6,439)
Total liabilities	$—	$(12,229)	$(6,439)

Redeemable noncontrolling interest	$—	$—	$(55,696)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2021

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$136	$—
Deferred compensation plan asset	28,572	—	—
Total assets	$28,572	$136	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(9,600)
Total liabilities	$—	$—	$(9,600)

Redeemable noncontrolling interest	$—	$—	$(56,316)

The table above has been updated from the amounts included as of December 31, 2021 presented in the Annual Report on Form 10-K filed with the SEC on March 3, 2022 to include the fair value of the investments maintained as an asset for the deferred compensation plan.

Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. The plan assets are invested in a variety of equity and bond mutual funds. The deferred compensation asset represents the combined fair value of all the funds based on quoted values and market observable inputs.

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

During the third quarter of 2022, a fair value adjustment of $2.4 million net benefit was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factor for one contract and a complete reduction for the second contract as it was not awarded to the Company. The fair value adjustment benefit was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Contingent Receivables – The Company recorded a contingent receivable related to the Faneuil acquisition that closed in 2022. During the third quarter of 2022, the Company recorded a fair value adjustment for the receivable based on current information which caused the receivable to decrease, and a $4.4 million expense was included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2021	Acquisitions	Payments	Adjustments	2022

VF US	$(7,414)	$—	$7,414	$—	$—
VF ASEAN	(2,186)	—	2,186	—	—
Faneuil	—	(8,816)	—	2,377	(6,439)
Total	$(9,600)	$(8,816)	$9,600	$2,377	$(6,439)

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2021	Acquisitions	Payments	Adjustments	2022

Faneuil	$—	$10,370	$—	$(4,447)	$5,923
Total	$—	$10,370	$—	$(4,447)	$5,923

(8)IMPAIRMENT OF ASSETS

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2022, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, internally developed software and certain computer equipment of $2.9 million and $13.3 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2022, the Company had $19.5 million of net deferred tax assets (after a $25.0 million valuation allowance) and a net deferred tax asset of $15.2 million (after deferred tax liabilities of $4.3 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2022 was 15.2% and 17.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 30.6% and 21.9%, respectively.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first, third and fourth quarters of 2021, changes to the valuation allowance were recorded in the amount of $2.4 million, $6.4 million and $5.1 million, respectively, for assets that did not meet the “more-likely-than-not” standard. In the first, second and third quarters of 2022, $1.3 million, $0.6 million and $2.5 million, respectively, were released from the valuation allowance for assets that are expected to be recognized in the future.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of tax at 0% for four years, which will be fully expired in 2022 and additional periods at a reduced tax rate, expiring at various times beginning in 2030. The aggregate benefit to income tax expense for the three months ended September 30, 2022 and 2021 was approximately $0.3 million and $0.5 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.01, respectively. The aggregate effect on income tax expense for the nine months ended September 30, 2022 and 2021, was approximately $1.3 million and $4.2 million benefit, respectively, which had an impact on diluted net income per share of $0.03 and $0.09, respectively.

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On November 23, 2021, the Company entered into a Sixth Amendment to the Amended and Restated Credit Agreement (the “Credit Agreement”) originally dated June 3, 2013, (collectively, the “Credit Facility”) to convert the $300 million term loan included in the total Credit Facility commitments, that was previously agreed on March 25, 2021 as part of the Fifth Amendment to the Credit Agreement, into a $1.5 billion senior secured revolving Credit Facility with a syndicate of lenders led by Wells Fargo, National Association, as agent, swingline and fronting lender. The Credit Facility matures on November 23, 2026. We primarily use our Credit Facility to fund working capital, general operations, dividends, acquisitions and other strategic activities.

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

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2022 and December 31, 2021, the Company had borrowings of $955.0 million and $791.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,023.6 million and $747.9 million for the nine months ended September 30, 2022 and 2021, respectively. During early April 2021, the Company increased borrowings by approximately $500 million in connection with the acquisition of Avtex (see Note 2). Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $370 million as of September 30, 2022. As of September 30, 2022, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2022, outstanding letters of credit under the Credit Facility totaled $2.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2022, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the nine months ended September 30, 2022 from amounts included in deferred revenue as of December 31, 2021 was $196.5 million. Revenue recognized for the nine months ended September 30, 2021 from amounts included in deferred revenue as of December 31, 2020 was $126.0 million.

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

As of September 30, 2022, the Company’s RPO was $293.8 million, which will be delivered and recognized within the next three years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(17,598)	(11,817)	251	(29,164)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,113	(216)	2,897
Net current period other comprehensive income (loss)	(17,598)	(8,704)	35	(26,267)

Accumulated other comprehensive income (loss) at September 30, 2021	$(95,737)	$(273)	$(2,413)	$(98,423)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	(44,944)	(7,774)	627	(52,091)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,184)	(203)	(1,387)
Net current period other comprehensive income (loss)	(44,944)	(8,958)	424	(53,478)

Accumulated other comprehensive income (loss) at September 30, 2022	$(140,491)	$(8,998)	$(2,415)	$(151,904)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2022	2021	(Loss) Classification

Derivative valuation
(Loss)/gain on foreign currency forward exchange contracts	$(1,724)	$947	Revenue
Tax effect	448	(247)	Provision for income taxes
	$(1,276)	$700	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(75)	$(80)	Cost of services
Tax effect	8	8	Provision for income taxes
	$(67)	$(72)	Net income (loss)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2022	2021	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$(1,598)	$4,207	Revenue
Tax effect	414	(1,094)	Provision for income taxes
	$(1,184)	$3,113	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(226)	$(240)	Cost of services
Tax effect	23	24	Provision for income taxes
	$(203)	$(216)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Shares used in basic earnings per share calculation	47,207	46,984	47,087	46,857
Effect of dilutive securities:
Restricted stock units	107	364	258	515
Performance-based restricted stock units	—	—	9	—
Total effects of dilutive securities	107	364	267	515
Shares used in dilutive earnings per share calculation	47,314	47,348	47,354	47,372

For the three months ended September 30, 2022 and 2021, there were Restricted Stock Units (“RSUs”) of 542 thousand and four thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, there were RSUs of 377 thousand and 78 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2022 and 2021, the Company recognized total equity-based compensation expense of $5.4 million and $13.2 million and $4.6 million and $12.0 million, respectively. Of the total compensation expenses, $2.2 million and $5.4 million were recognized in Cost of services and $3.2 million and $7.8 million were recognized in Selling, general and administrative during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $2.0 million and $4.4 million in Cost of services and $2.6 million and $7.6 million in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2022 and 2021, the Company granted 365,515 and 219,883 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $5.0 million and $12.4 million for the three and nine months ended September 30, 2022, respectively. The Company recognized compensation expense related to RSUs of $4.1 million and $10.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was approximately $45.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that were subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets were not met, then no shares would be issued. The award amounts were based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income determined the award amount. The Company recognized compensation expense related to the 2019 PRSUs of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to the 2020 PRSUs of $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2022. The Company recognized compensation expense related to the 2020 PRSUs of $0.2 million and $1.2 million, respectively, for the three and nine months ended September 30, 2021.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2022 and 2021, the Company expensed $0.4 million and $0.5 million, respectively, to Avion and Airmax for services provided to the Company. There was $72 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2022.

Ms. Regina M. Paolillo, Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in the TTEC Welltok joint venture. During the nine months ended September 30, 2022 and 2021, the Company recorded revenue of $0.5 million and $1.2 million, respectively, in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors of Welltok, Inc. and the joint venture has been wound down, but TTEC continues to service revenue for Welltok, Inc.

Ms. Paolillo is a member of the board of directors of Unisys (NYSE:  UIS), a global information technology company. During the nine months ended September 30, 2022 and 2021, the Company recorded revenue of $0.1 million and $0.4 million, respectively, in connection with services performed for Unisys.

Ms. Paolillo is a member of the board of directors of Alight (NYSE:  ALIT), a provider of digital human capital and business solutions. Starting in November 2022, the Company engaged Alight to provide certain benefit communication and enrollment services. During the nine months ended September 30, 2022, the Company did not have any expenses for these services.

Ms. Michelle Swanback, Chief Executive Officer of TTEC Engage, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the nine months ended September 30, 2022, the Company expensed $0.9 million for these services.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and  Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share; risks inherent in the reliability of our information technology systems; risks related to our information technology infrastructure’s cybersecurity in general, and criminal activity such as ransomware, other malware and data exfiltration or destruction in particular, which can impact our ability to consistently deliver uninterrupted service to our clients and may result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions; our dependence on third parties for our cloud solutions; risks inherent in our transition to a work from home environment; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; the risk related to our international operations including risks associated with the Russian invasion of Ukraine in the first quarter of 2022 and impacts it may have on our clients’ European based businesses and the Company’s business; the risks related to legal and regulatory impact on our operations, including rapidly changing laws that regulate our and our clients’ business, such as data privacy and data protection laws, cyber security regulations, regulatory changes impacting our healthcare businesses, financial and public sector specific regulations, our ability to comply with these laws timely and cost effectively; the cost of wage and hour litigation in the United States; the impact of the post COVID-19 pandemic economic recovery and regulatory realities on our business and our clients’ business; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

During 2022, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 20 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Greece, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 62,700 consultants, technologists, and CX professionals.

Our revenue for third quarter 2022 was $592.5 million, approximately $117.9 million, or 20% which came from our TTEC Digital segment and $474.5 million, or 80%, which came from our TTEC Engage segment.

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

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve more than 765 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

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

With support from outside forensic experts, in the fourth quarter of 2021 TTEC completed its investigation of root causes and impacts of the cybersecurity incident and is working to harden the security of its information technology environment and is taking measures it believes to be appropriate to protect its systems and its data.

The Company performed appropriate procedures to validate the accuracy and completeness of information involved in its financial reporting, and we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident.

The temporary operational disruptions that occurred due to this incident did not have a long-term impact on our results of operations. We made additional investments in the hardening of our cybersecurity environment and the operational governance of our information technology systems during the fourth quarter of 2021 and continue to make further investments in 2022. We anticipate the likely investment to be at least $7 million in 2022 and beyond. The incident and any failure or perceived failure by us to comply with applicable privacy laws and cyber security regulations in connection with this incident resulted in certain government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which although significant, did not materially impact our results of operations and expenses associated with the incident. There can be no assurances however that future regulatory enforcement action would not have a material impact on the results of operations. In 2022, allegations were made against the Company about data privacy failures, which are typical when cybersecurity incidents result in data exfiltration. The Company settled these allegations without material impact to operations. We have also been notified by a state regulator that we violated certain cybersecurity regulations, which violations were subsequently remediated but will likely result in a fine. Other actual and potential consequences of the incident included and may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic

Through the period ended September 30, 2022 the COVID-19 pandemic has not had a material adverse impact on our operational or financial results. As of September 30, 2022 we have no continuing COVID-19 related surge work. Our clients continue to reposition their work in the post-pandemic environment, leveraging new ways of working, and evolving the use of technology. Based on currently available information, we cannot accurately predict the post-pandemic changes to our clients’ businesses and their effect on the magnitude and timing of our clients’ buying decisions. Further, while to date we have been successful in managing service delivery from a highly disbursed employee population working remotely, certain seasonal weather cycles and their potential impacts on power grid and internet availability for our employees working from home may impact our delivery capability with little notice, thus potentially impacting our results of operations in the future. The needs of the business and client requests now require for us to return some of our employees from remote work status to on-site work in our customer engage centers. Some employees are reluctant to return to traditional work on-sites and it may have impacts on our ability to staff projects and deliver services.

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

Financial Highlights

In the third quarter of 2022, our revenue increased $25.7 million, or 4.5%, to $592.5 million over the same period in 2021 including a decrease of $14.1 million, or 2.5%, due to foreign currency fluctuations. The increase in revenue was comprised of an ($6.1) million, or 5.0%, decrease for TTEC Digital and an increase of $31.9 million, or 7.2%, for TTEC Engage.

Our third quarter 2022 income from operations increased $9.6 million, or 36.8%, to $35.6 million or 6.0% of revenue, compared to $26.1 million or 4.6% of revenue in the third quarter of 2021. The increase in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income decreased 6.9% due to decreased amortization expense offset by a continued investment in sales and marketing, product engineering, and geographic expansion. The TTEC Engage operating income increased 58.7% over the same period last year primarily related to the acquisition of Faneuil and other revenue increases offset by the ramp of several new programs, change in revenue mix away from COVID-surge programs, increased sales and marketing expenses, increased amortization of acquisition related intangible assets, and impairments of internally developed software and real estate leases.

Income from operations in the third quarter of 2022 and 2021 included $4.1 million and $0.2 million of restructuring charges and asset impairments, respectively.

Our offshore customer engagement centers spanning six countries serve clients based in the U.S. and in other countries with 19,980 workstations, representing 59% of our global delivery capability. Revenue for our TTEC Engage segment provided from these offshore locations represented 28% of our revenue for the third quarter of 2022, as compared to 31% of our revenue for the corresponding period in 2021.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2022, the total production workstations for our TTEC Engage segment was 34,100 and the overall capacity utilization in our centers was 72% versus 62% in the prior year period. This significant improvement was driven by the Company’s site optimization strategy as more and more clients are adopting the @Home operational platform on a permanent basis.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2022 and 2021 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$117,938	$124,086	$(6,148)	(5.0)%
Operating Income	8,070	8,670	(600)	(6.9)%
Operating Margin	6.8%	7.0%

The decrease in revenue for the TTEC Digital segment was driven by decreases in the systems integration practice.

The operating income decrease is primarily attributable to a decrease in amortization expense and increased program gross margins offset by a continued investment in sales and marketing, product engineering and geographic expansion. Operating income as a percentage of revenue increased to 6.8% in the third quarter of 2022 as compared to 7.0% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.4 million and $6.0 million for the quarters ended September 30, 2022 and 2021, respectively.

TTEC Engage

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$474,515	$442,648	$31,867	7.2%
Operating Income	27,534	17,355	10,179	58.7%
Operating Margin	5.8%	3.9%

The increase in revenue for the TTEC Engage segment was due to a net increase of $83.6 million in client programs including the acquisition of Faneuil, offset by a decrease for program completions of $38.5 million and a $13.2 million decrease due to foreign currency fluctuations. The prior year revenue for the same period was impacted by the cybersecurity incident and reduced revenue by approximately $15.0 million.

The operating income increased primarily due to increased revenue and a net reimbursement from insurance of $6.8 million from the cybersecurity incident. These were offset by the change in revenue mix away from COVID-surge programs, ramp costs for the new programs, incremental growth-oriented investments, integration-related costs associated with the Faneuil acquisition, increased amortization of acquisition related intangible assets, $3.8 million of restructuring and impairment charges related to real estate leases and internally developed software that will not be used in the future, and $2.1 million of accelerated amortization of software. Prior year operating income for the same period was impacted by the cybersecurity incident which reduced the operating income by $19.5 million. As a result, operating income as a percentage of revenue increased to 5.8% in the third quarter of 2022 as compared to 3.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.6 million and $3.3 million for the quarters ended September 30, 2022 and 2021, respectively.

Interest Income (Expense)

For the three months ended September 30, 2022 interest income increased to $0.5 million from $0.2 million in the same period in 2021. Interest expense increased to $10.6 million during 2022 from $3.5 million during 2021 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended September 30, 2022 Other income (expense), net increased to net income of $3.9 million from net income of $3.3 million during the prior year quarter.

Included in the three months ended September 30, 2022 was a gain of $2.0 million due to insurance recovery related to property damages and a net $2.1 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Income Taxes

The effective tax rate for the three months ended September 30, 2022 was 15.2%. This compares to an effective tax rate of 30.6% for the comparable period of 2021. The effective tax rate for the three months ended September 30, 2022 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $1.7 million benefit related to equity compensation, a $0.4 million of expense from changes to valuation allowances and the related recording of a deferred tax liability, a $2.4 million benefit related to the amortization of purchased intangibles, a $1.0 million benefit related to restructuring and impairments, $2.0 million benefit related to tax contingencies, $0.7 million benefit related to tax rate changes, $1.8 million of expense related to the cybersecurity incident, and a $1.1 million benefit related to other items, the Company’s normalized tax rate for the third quarter of 2022 was 24.2%.

Results of Operations

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2022 and 2021 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$348,112	$295,668	$52,444	17.7%
Operating Income	25,296	22,438	2,858	12.7%
Operating Margin	7.3%	7.6%

The increase in revenue for the TTEC Digital segment was driven by increases in the cloud platform and the systems integration practice including the acquisition of Avtex.

The operating income increase is primarily attributable to the increased revenue from the acquisition of Avtex and other revenue partially offset by increased amortization of acquisition related intangible assets and continued investment in sales and marketing, product engineering and geographic expansion. Operating income as a percentage of revenue decreased to 7.3% for the nine months ended September 30, 2022 as compared to 7.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $15.5 million and $12.8 million for the nine months ended September 30, 2022 and 2021, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$1,437,317	$1,365,079	$72,238	5.3%
Operating Income	94,502	142,841	(48,339)	(33.8)%
Operating Margin	6.6%	10.5%

The increase in revenue for the TTEC Engage segment was due to a net increase of $233.9 million in client programs including the acquisition of Faneuil, and offset by a $27.9 million decrease due to foreign currency fluctuations and a decrease for program completions of $133.8 million.

Operating income decreased due to the change in revenue mix away from COVID-surge programs, ramp costs for the new programs replacing COVID related work, incremental growth-oriented investments, integration-related costs associated with the Faneuil acquisition, increased amortization of acquisition related intangible assets, $17.2 million of restructuring and impairment charges related to real estate leases and internally developed software that will not be used in the future, and $2.1 million of accelerated amortization for software. These were partially offset by the acquisition of Faneuil, other revenue increases, a reduction in total facility costs and a net reimbursement from insurance of $3.2 million from the cybersecurity incident. Prior year operating income for the same period was impacted by the cybersecurity incident which reduced the operating income by $19.5 million. As a result, operating income as a percentage of revenue decreased to 6.6% for the nine months ended September 30, 2022 as compared to 10.5% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $12.6 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2022 interest income increased to $1.0 million from $0.6 million in the same period in 2021. Interest expense increased to $20.5 million during 2022 from $8.7 million during 2021 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the nine months ended September 30, 2022 Other income (expense), net increased to net income of $11.3 million from net income of $3.5 million during the prior year period.

Included in the nine months ended September 30, 2022 was a gain of $4.1 million due to insurance recovery related to property damages and a net $2.1 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Included in the nine months ended September 30, 2021 was a $0.7 million expense related to the fair value adjustments of contingent consideration for two acquisitions.

Income Taxes

The effective tax rate for the nine months ended September 30, 2022 was 17.7%. This compared to an effective tax rate of 21.9% for the comparable period of 2021. The effective tax rate for the nine months ended September 30, 2022 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. Without a $4.5 million benefit from restructuring and impairment expenses, a $0.8 million benefit related to the cybersecurity incident, a $1.5 million benefit related to changes in valuation allowances and the related recording of a deferred tax liability, a $7.3 million benefit related to the amortization of purchased intangibles, a $4.7 million benefit related to equity-based compensation, $1.7 million of expense related to tax contingencies, a $0.7 million benefit related to tax rate changes, and a $0.6 million benefit related to other items, the Company’s normalized tax rate for 2022 was 23.2%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2022, we generated positive operating cash flows of $118.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2022 and 2021.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $172.3 million and $158.2 million as of September 30, 2022 and December 31, 2021, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash flows provided by operating activities was $118.8 million and $175.1 million, respectively. The decrease is primarily due to a $13.7 million decrease in net cash income from operations and a $42.5 million reduction in net working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash flows used in investing activities was $206.8 million and $522.5 million, respectively. The decrease was due to a decrease related to acquisitions of $339.3 million offset by a $23.8 million increase in capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022 and 2021, net cash flows provided by financing activities was $111.8 million and $362.5 million, respectively. The change in net cash flows from 2021 to 2022 was primarily due to a $256.0 million net change in the line of credit and a $3.4 million increase in dividends to shareholders, offset by a $4.4 million decrease in tax payments related to restricted stock units, and a $2.7 million decrease in payments on other debt.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in net cash from operations, a decrease in working capital and higher capital expenditures. Free cash flow was $54.2 million and $134.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$27,542	$42,223	$118,813	$175,062
Less: Purchases of property, plant and equipment	28,774	17,185	64,564	40,778
Free cash flow	$(1,232)	$25,038	$54,249	$134,284

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

Client Concentration

During the nine months ended September 30, 2022, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 34.3% and 36.2% of our consolidated revenue for the three months ended September 30, 2022 and 2021, respectively and 35.3% and 38.1% of our consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 16 to 23 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2022, we had $955.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2022, interest accrued at a rate of approximately 3.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2022 and 2021, revenue associated with this foreign exchange risk was 21% and 17% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2022 and December 31, 2021 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2022	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$7,099		100.0%	December 2022
Philippine Peso	8,455,000	158,359	(1)	42.5%	June 2025
Mexican Peso	1,182,000	51,772		41.0%	March 2025
		$217,230

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2021	Amount	Amount
Canadian Dollar	9,000	$7,022
Philippine Peso	8,472,000	164,295	(1)
Mexican Peso	1,422,500	63,002
		$234,319

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2022 and December 31, 2021.

The fair value of our cash flow hedges as of September 30, 2022 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2022	Next 12 Months
Canadian Dollar	$(580)	$(580)
Philippine Peso	(14,747)	(9,414)
Mexican Peso	3,169	2,074
	$(12,158)	$(7,920)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2021 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net (losses)/gains of ($1.6) million and $4.2 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2022 and 2021, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2022 and 2021, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2022 or December 31, 2021.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2022, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended September 30, 2022. As of September 30, 2022 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.60*		Separation Agreement between Regina M. Paolillo and TTEC Services Corporation effective December 31, 2022	10-Q	10.60	11/09/2022

10.81*		Employment Agreement between David Seybold and TTEC Digital, LLC effective November 28, 2022	10-Q	10.81	11/09/2022

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 9, 2022	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 9, 2022	By:	/s/ Dustin J. Semach
Dustin J. Semach
Chief Financial Officer