Form 10-Q
period 2023-03-31
TTEC Holdings, Inc.
filed 2023-05-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☑

As of April 26, 2023, there were 47,253,110 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$151,379	$153,435
Accounts receivable, net of allowance of $5,078 and $3,524, respectively	405,085	417,637
Prepaids and other current assets	115,997	133,365
Income and other tax receivables	48,579	45,533
Total current assets	721,040	749,970

Long-term assets
Property, plant and equipment, net	186,463	183,360
Operating lease assets	95,190	92,431
Goodwill	807,985	807,845
Deferred tax assets, net	21,398	18,713
Other intangible assets, net	225,018	233,909
Other long-term assets	78,829	67,734
Total long-term assets	1,414,883	1,403,992
Total assets	$2,135,923	$2,153,962

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$89,311	$93,937
Accrued employee compensation and benefits	128,448	145,096
Other accrued expenses	76,427	34,451
Income tax payable	15,034	7,166
Deferred revenue	87,381	87,846
Current operating lease liabilities	33,917	35,271
Other current liabilities	4,844	7,597
Total current liabilities	435,362	411,364

Long-term liabilities
Line of credit	930,000	960,000
Deferred tax liabilities, net	3,686	3,829
Non-current income tax payable	9,140	9,140
Non-current operating lease liabilities	74,985	69,575
Other long-term liabilities	67,976	66,304
Total long-term liabilities	1,085,787	1,108,848
Total liabilities	1,521,149	1,520,212

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	3,936	55,645

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,253,110 and 47,224,074 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	473	472
Additional paid-in capital	391,294	367,673
Treasury stock at cost: 34,799,143 and 34,828,179 shares as of March 31, 2023 and December 31, 2022, respectively	(592,685)	(593,164)
Accumulated other comprehensive income (loss)	(110,389)	(126,301)
Retained earnings	905,309	911,233
Noncontrolling interest	16,836	18,192
Total stockholders’ equity	610,838	578,105
Total liabilities and stockholders’ equity and mezzanine equity	$2,135,923	$2,153,962

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue	$633,286	$588,726

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	482,678	447,215
Selling, general and administrative	74,010	64,839
Depreciation and amortization	25,827	26,630
Restructuring charges, net	2,053	620
Impairment losses	4,307	1,112
Total operating expenses	588,875	540,416

Income from operations	44,411	48,310

Other income (expense)
Interest income	1,164	200
Interest expense	(17,391)	(3,766)
Other income (expense), net	655	1,260
Total other income (expense)	(15,572)	(2,306)

Income before income taxes	28,839	46,004

Provision for income taxes	(7,922)	(8,034)

Net income	20,917	37,970

Net income attributable to noncontrolling interest	(2,270)	(4,566)

Net income attributable to TTEC stockholders	$18,647	$33,404

Other comprehensive income (loss)
Net income	$20,917	$37,970
Foreign currency translation adjustments	9,398	296
Derivative valuation, gross	8,861	849
Derivative valuation, tax effect	(2,310)	(220)
Other, net of tax	72	41
Total other comprehensive income (loss)	16,021	966
Total comprehensive income (loss)	36,938	38,936

Less: Comprehensive income attributable to noncontrolling interest	(1,825)	(3,615)

Comprehensive income attributable to TTEC stockholders	$35,113	$35,321

Weighted average shares outstanding
Basic	47,234	47,005
Diluted	47,401	47,381

Net income per share attributable to TTEC stockholders
Basic	$0.39	$0.71
Diluted	$0.39	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2022 and 2023

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	33,404	3,611	37,015	955
Dividends to shareholders ($0.50 per common share)	—	—	—	—	—	(23,518)	—	(23,518)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,880)	(2,880)	(605)
Foreign currency translation adjustments	—	—	—	—	292	—	4	296	—
Derivatives valuation, net of tax	—	—	—	—	629	—	—	629	—
Vesting of restricted stock units	46	—	752	(2,273)	—	—	—	(1,521)	—
Equity-based compensation expense	—	—	—	3,739	—	—	—	3,739	—
Other, net of tax	—	—	—	—	41	—	—	41	—
Balance as of March 31, 2022	47,036	$470	$(596,279)	$362,601	$(97,464)	$865,951	$16,547	$551,826	$56,666

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	20,457	—	—	—	20,457	(20,457)
Net income	—	—	—	—	—	18,648	1,716	20,364	553
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,572)	—	(24,572)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,619)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(3,181)	(3,181)	(186)
Foreign currency translation adjustments	—	—	—	—	9,289	—	109	9,398	—
Derivatives valuation, net of tax	—	—	—	—	6,551	—	—	6,551	—
Vesting of restricted stock units	28	1	479	(990)	—	—	—	(510)	—
Equity-based compensation expense	—	—	—	4,154	—	—	—	4,154	—
Other, net of tax	—	—	—	—	72	—	—	72	—
Balance as of March 31, 2023	47,252	$473	$(592,685)	$391,294	$(110,389)	$905,309	$16,836	$610,838	$3,936

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$20,917	$37,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,827	26,630
Amortization of contract acquisition costs	716	350
Amortization of debt issuance costs	268	265
Imputed interest expense and fair value adjustments to contingent consideration	3,178	—
Provision for credit losses	2,263	(185)
Loss on disposal of assets	605	360
Impairment losses	4,307	1,112
Loss on dissolution of subsidiary	301	—
Deferred income taxes	(4,994)	(4,679)
Excess tax benefit from equity-based awards	(1)	(507)
Equity-based compensation expense	4,154	3,739
(Gain) loss on foreign currency derivatives	(493)	50
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,089	(41,128)
Prepaids and other assets	13,325	(8,321)
Accounts payable and accrued expenses	(22,352)	17,518
Deferred revenue and other liabilities	(10,052)	(19,488)
Net cash provided by operating activities	49,058	13,686

Cash flows from investing activities
Proceeds from sale of long-lived assets	26	7
Purchases of property, plant and equipment, net of acquisitions	(13,669)	(16,691)
Acquisitions, net of cash acquired of zero and zero, respectively	—	—
Net cash used in investing activities	(13,643)	(16,684)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	(30,000)	12,000
Payments on other debt	(600)	(1,242)
Payments of contingent consideration and hold-back payments to acquisitions	(9,162)	(9,600)
Dividends paid to shareholders	—	—
Payments to noncontrolling interest	(3,367)	(3,485)
Tax payments related to issuance of restricted stock units	(510)	(1,521)
Net cash used in financing activities	(43,639)	(3,848)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	878	(1,629)

Decrease in cash, cash equivalents and restricted cash	(7,346)	(8,475)
Cash, cash equivalents and restricted cash, beginning of period	167,064	180,682
Cash, cash equivalents and restricted cash, end of period	$159,718	$172,207

Supplemental disclosures
Cash paid for interest	$17,097	$3,468
Cash paid for income taxes	$4,793	$3,305
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$197	$202
Acquisition of equipment through increase in accounts payable, net	$5,079	$691
Dividend declared but not paid	$24,572	$23,518

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience (“CX”) as a service (“CXaaS”) partner for many of the world’s most iconic companies, disruptive hypergrowth brands, and large public sector agencies. TTEC designs, builds, orchestrates, and delivers seamless digitally-enabled customer experiences that increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless CX across numerous real-time digital and live interaction channels and different phases of the customer lifecycle. TTEC’s 65,000 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, and travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized and seamless, omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings including messaging, AI, machine learning, robotic process automation, analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, hypergrowth companies and public sector agencies on a global scale.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$151,379	$153,435
Restricted cash included in "Prepaid and other current assets"	8,339	13,629
Total	$159,718	$167,064

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Recently Adopted Accounting Pronouncements

None

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has adopted the standard effective April 1, 2023 and does not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the two contingent payments was estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments range from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During the third quarter of 2022, a $2.4 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract and a complete reduction for the second contract as it was not awarded to the Company. During the fourth quarter of 2022, a $0.5 million net gain was recorded related to a fair value adjustment for the estimated contingent payment based on changes in estimated EBITDA and the timing of cash flows. During the first quarter of 2023, a $0.6 million net expense was recorded related to a fair value adjustment for the estimated contingent payment based on the timing of cash flows and market interest rate changes. These (benefits) expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2023, the contingent payment is accrued at $6.5 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $270 thousand asset was recorded as of the acquisition date which is included in Other long-term assets in the accompanying Consolidated Balance Sheets. During the fourth quarter of 2022 and the first quarter of 2023, reductions in fair value of $52 thousand and $140 thousand, respectively, were recorded due to changes in estimated revenue, which were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2023, the fair value is $78 thousand and is included in Other long-term assets in the accompanying Consolidated Balance Sheets.

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments relate to real estate and technology funds that will be spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date. During the third and fourth quarters of 2022 and the first quarter of 2023, reductions in the fair value were calculated and a $4.4 million expense, a $0.2 million expense and a $2.5 million expense, respectively, were recorded related to fair value adjustments for the receivable based on current information reflecting a better outcome with the contract negotiations and lower anticipated IT and facilities spending. The reductions in fair value related expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2023, the fair value of the receivable is $3.2 million and is included in Other current assets in the accompanying Consolidated Balance Sheets.

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

In the first quarter of 2023, the Company finalized the valuation of Faneuil for the acquisition date assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required.

The Faneuil customer relationships are being amortized over a useful life of 10 years. The goodwill recognized from the Faneuil acquisition is attributable to, but not limited to, the acquired workforce and expected synergies with the TTEC Engage segment. The tax basis of the acquired intangibles and goodwill will be materially deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Faneuil are reported within the TTEC Engage segment from the date of acquisition.

Financial Impact of Acquired Businesses

The acquired business purchased in 2022 noted above contributed revenues of $46.2 million and net income of $1.1 million to the Company for the three months ended March 31, 2023.

The unaudited proforma financial results for the three months ended March 31, 2022 combines the consolidated results of the Company and Faneuil assuming the acquisition had been completed on January 1, 2021. The reported revenue and net income of $588.7 million and $33.4 million would have been $630.7 million and $36.8 million for the three months ended March 31, 2022, respectively, on an unaudited proforma basis.

The Company did not have any material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue earnings. These proforma amounts have been calculated after applying the Company’s accounting policies and adjusting the acquired business results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from the date indicated, with the consequential tax effects.

The unaudited proforma consolidated results are not to be considered indicative of the results if the acquisition occurred in the periods mentioned above, or indicative of future operations or results. Additionally, the proforma consolidated results do not reflect any anticipated synergies expected as a result of the acquisition.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Subsequent Event

Pursuant to the Membership Interest Purchase Agreement of October 26, 2019 between Ortana Holdings, Inc. and TTEC Services Corporation for the acquisition by TTEC of 70% interest in First Call Resolution, LLC (“FCR MIPA”), Ortana Holdings exercised its put rights in January 2023, which required TTEC to acquire Ortana Holdings’ remaining 30% interest in First Call Resolution, LLC. The purchase price for the remaining 30% interest was determined based on the express provisions of the FCR MIPA, was based on First Call Resolution’s performance during 2022, and was finalized at $22.4 million. The final agreement was signed on April 4, 2023.

In connection with the triggering of the option, as of March 31, 2023, the $22.4 million purchase price was reclassified from Redeemable noncontrolling interest to Accrued expenses and the remaining balance of $20.5 million was reclassified to Additional paid in capital. In February 2023, a $9.2 million payment related to excess cash distribution was completed and in April 2023 the final payment of $22.4 million was completed.

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

●	Technology Services: The technology services design, build, and operate highly scalable, digital omnichannel technology solutions in the cloud, on premise, or hybrid environment, including journey orchestration, automation and AI, knowledge management, and workforce productivity, among others.
●	Professional Services: The management consulting practices deliver customer experience strategy, analytics, process optimization, and system integration, among others.

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

Effective January 1, 2023, the Company completed a small reorganization of the internal reporting structure and one component from the TTEC Digital segment was reclassified and will now be included in the TTEC Engage segment. All balances have been recast for 2022 to conform to the updated segment presentation.

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$116,927	$—	$116,927	$6,861	$785
TTEC Engage	516,359	—	516,359	18,966	43,626
Total	$633,286	$—	$633,286	$25,827	$44,411

Three Months Ended March 31, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$111,414	$—	$111,414	$9,137	$6,205
TTEC Engage	477,312	—	477,312	17,493	42,105
Total	$588,726	$—	$588,726	$26,630	$48,310

	Three Months Ended
	March 31,
	2023	2022
Capital Expenditures
TTEC Digital	$2,274	$1,591
TTEC Engage	11,395	15,100
Total	$13,669	$16,691

	March 31, 2023	December 31, 2022
Total Assets
TTEC Digital	$794,495	$807,247
TTEC Engage	1,341,428	1,346,715
Total	$2,135,923	$2,153,962

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
United States / Canada	$444,035	$412,250
Philippines / Asia Pacific / India	122,039	117,529
Europe / Middle East / Africa	34,455	31,565
Latin America	32,757	27,382
Total	$633,286	$588,726

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2023 and 2022; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.0% and 10.4% of total revenue for the three months ended March 31, 2023 and 2022, respectively. The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company has multiple contracts with these larger clients, where each individual contract is for an amount below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2023.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of year	$3,524	$5,409
Provision for credit losses	2,263	(185)
Uncollectible receivables written-off	(712)	(213)
Effect of foreign currency	3	21
Balance, end of year	$5,078	$5,032

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The balances related to the Agreement are as follows (in thousands):

	March 31, 2023	December 31, 2022
Total accounts receivable factored	$99,967	$99,503

Total amounts collected from clients not yet remitted to Bank	$8,312	$13,602

The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2023 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

Effective November 1, 2022, the Company amended the arrangement to modify the list of eligible clients whose accounts receivable may be sold pursuant to the Agreement, and to memorialize the transition from LIBOR to SOFR for discount calculation purposes.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2022	Adjustments	Impairments	Currency	2023

TTEC Digital	$502,806	$(2,763)	$—	$(114)	$499,929
TTEC Engage	305,039	2,763	—	254	308,056
Total	$807,845	$—	$—	$140	$807,985

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2023, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Effective January 1, 2023, the Company completed a small reorganization of the internal reporting structure and one component from the TTEC Digital segment was reclassified and will now be included in the TTEC Engage segment.  Given the modification in reporting units, the Company conducted an impairment test before and after the change, and it was concluded that the fair value of the reporting units exceeded the carrying value on both testing dates. With the change in reporting units, the Company performed a relative fair value valuation calculation to allocate a portion of the Company’s historical goodwill to this specific component, which was then reallocated from the TTEC Digital segment to the TTEC Engage segment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2023, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands and net of tax):

	Three Months Ended March 31,
	2023	2022

Aggregate unrealized net gain/(loss) at beginning of period	$89	$(40)
Add: Net gain/(loss) from change in fair value of cash flow hedges	6,167	390
Less: Net (gain)/loss reclassified to earnings from effective hedges	384	239
Aggregate unrealized net gain/(loss) at end of period	$6,640	$589

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2023 and December 31, 2022 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2023	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$6,810		100%	December 2023
Philippine Peso	8,121,000	147,635	(1)	55.2%	January 2026
Mexican Peso	1,061,000	46,896		56.3%	January 2026
		$201,341

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2023 and December 31, 2022.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2023 and December 31, 2022 the total notional amounts of the Company’s forward contracts used as fair value hedges were $92.5 million and $80.8 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,986	$717
Other long-term assets	4,858	—
Other current liabilities	(2,571)	(19)
Other long-term liabilities	(296)	—
Total fair value of derivatives, net	$8,977	$698

	December 31, 2022
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,001	$281
Other long-term assets	3,019	—
Other current liabilities	(5,157)	(76)
Other long-term liabilities	(1,748)	—
Total fair value of derivatives, net	$115	$205

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$384	$239

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$518	$323

	Three Months Ended March 31,
	2023	2022

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$1,400	$299

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

The following presents information as of March 31, 2023 and December 31, 2022 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2023 and December 31, 2022, the Company had $930.0 million and $960.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2023 outstanding borrowings accrued interest at an average rate of 6.0% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2023, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2023 and December 31, 2022 (in thousands):

As of March 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,977	$—	$8,977
Fair value hedges	—	698	—	698
Total net derivative asset (liability)	$—	$9,675	$—	$9,675

As of December 31, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$115	$—	$115
Fair value hedges	—	205	—	205
Total net derivative asset (liability)	$—	$320	$—	$320

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of March 31, 2023 and December 31, 2022 (in thousands):

As of March 31, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$9,675	$—
Deferred compensation plan asset	26,570	—	—
Contingent consideration	—	—	3,240
Total assets	$26,570	$9,675	$3,240

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(6,490)
Total liabilities	$—	$—	$(6,490)

Redeemable noncontrolling interest	$—	$—	$(3,936)

As of December 31, 2022

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$320	$—
Deferred compensation plan asset	25,046	—	—
Contingent consideration	—	—	5,724
Total assets	$25,046	$320	$5,724

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(5,916)
Total liabilities	$—	$—	$(5,916)

Redeemable noncontrolling interest	$—	$—	$(55,645)

Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. The plan assets are invested in a variety of equity and bond mutual funds. The deferred compensation asset represents the combined fair value of all the funds based on quoted values and market observable inputs.

Contingent Consideration - The Company recorded contingent consideration payable related to the acquisition of Faneuil that closed in 2022. The contingent payables for Faneuil were calculated using a Monte Carlo simulation including a discount rate of 19.3%. The measurements were based on significant inputs not observable in the market. The Company records interest expense each period using the effective interest method until the future value of these contingent payments reaches the expected total future value.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the third and fourth quarters of 2022, and the first quarter of 2023, fair value adjustments of a $2.4 million benefit, a $0.5 million benefit, and a $0.6 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and EBITDA estimates for one contract and a complete reduction for the second contract as it was not awarded to the Company. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Contingent Receivables – The Company recorded a contingent receivable related to the Faneuil acquisition. During the third and fourth quarters of 2022, and the first quarter of 2023, the Company recorded fair value adjustments for the receivable based on current information which caused the receivable to decrease, and a $4.4 million expense, a $0.2 million expense, and a $2.5 million expense, respectively, were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

					Imputed
	December 31,				Interest /	March 31,
	2022	Acquisitions	Payments		Adjustments	2023

Faneuil	$(5,916)	$—	$		$(574)	$(6,490)
Total	$(5,916)	$—		$—	$(574)	$(6,490)

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable is as follows (in thousands):

					Imputed
	December 31,				Interest /	March 31,
	2022	Acquisitions		Payments	Adjustments	2023

Faneuil	$5,724	$		$(19)	$(2,465)	$3,240
Total	$5,724		$—	$(19)	$(2,465)	$3,240

(8)IMPAIRMENT OF ASSETS

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2023 and 2022, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, internally developed software and certain computer equipment of $4.3 million and $1.1 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

As of March 31, 2023, the Company had $21.4 million of net deferred tax assets (after a $27.2 million valuation allowance) and a net deferred tax asset of $17.7 million (after deferred tax liabilities of $3.7 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 27.5% and 17.5%, respectively.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first, second and third quarters of 2022, $1.3 million, $0.6 million and $2.5 million, respectively, were released from the valuation allowance for assets that are expected to be recognized in the future. During the first quarter of 2023, a $1.3 million valuation was recorded for assets that are not expected to be recovered in future periods.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2030. The aggregate benefit to income tax expense for the three months ended March 31, 2023 and 2022 was approximately $0.7 million and $0.9 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.02, respectively.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On April 3, 2023, the Company entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with Spread Adjusted SOFR as of the date of the amendment, thus will affect the interest rates paid for a portion of the Credit Facility starting in the second quarter of 2023.

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

Base rate loans bear interest at a rate equal to the greatest of (i) prime rate, (ii) the federal funds rate plus 0.50%, and (iii) 1.00% in excess of the one month LIBOR; plus in each case a margin of 0% to 0.875% based on the Company’s net leverage ratio. Eurodollar loans bear interest at LIBOR plus a margin of 1.0% to 1.875% based on the Company’s net leverage ratio. Alternate currency loans bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans.

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2023 and December 31, 2022, the Company had borrowings of $930.0 million and $960.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,061.9 million and $917.8 million for the three months ended March 31, 2023 and 2022, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $335 million as of March 31, 2023. As of March 31, 2023, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2023, outstanding letters of credit under the Credit Facility totaled $ 0.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2023, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the three months ended March 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $76.2 million. Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $78.2 million.

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

As of March 31, 2023, the Company’s RPO was $301.5 million, which will be delivered and recognized within the next five years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	292	390	108	790
Amounts reclassified from accumulated other comprehensive income (loss)	—	239	(67)	172
Net current period other comprehensive income (loss)	292	629	41	962

Accumulated other comprehensive income (loss) at March 31, 2022	$(95,255)	$589	$(2,798)	$(97,464)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	8,988	384	134	9,506
Amounts reclassified from accumulated other comprehensive income (loss)	301	6,167	(62)	6,406
Net current period other comprehensive income (loss)	9,289	6,551	72	15,912

Accumulated other comprehensive income (loss) at March 31, 2023	$(114,445)	$6,640	$(2,584)	$(110,389)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2023	2022	(Loss) Classification
Derivative valuation
Gain on foreign currency forward exchange contracts	$8,861	$323	Revenue
Tax effect	(2,694)	(84)	Provision for income taxes
	$6,167	$239	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(69)	$(75)	Cost of services
Tax effect	7	8	Provision for income taxes
	$(62)	$(67)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Shares used in basic earnings per share calculation	47,234	47,005
Effect of dilutive securities:
Restricted stock units	143	350
Performance-based restricted stock units	24	26
Total effects of dilutive securities	167	376
Shares used in dilutive earnings per share calculation	47,401	47,381

For the three months ended March 31, 2023 and 2022, there were Restricted Stock Units (“RSUs”) of 463 thousand and 193 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following table presents the total equity-based compensation expense (stock options and RSUs) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Equity-based compensation expense recognized in Cost of services	$1,862	$1,621
Equity-based compensation expense recognized in Selling, general and administrative	2,292	2,118
Total equity-based compensation expense	$4,154	$3,739

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Grants

During the three months ended March 31, 2023 and 2022, the Company granted 93,772 and 20,643 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $3.9 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $39.7 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2019, the Company awarded performance restricted stock units (“PRSUs”) that were subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $0.4 million and $1.4 million and vest immediately. If the defined minimum targets were not met, then no shares would be issued. The award amounts were based on the Company’s annual adjusted operating income for the fiscal years 2019, 2020 and 2021. Each fiscal year’s adjusted operating income determined the award amount. The Company recognized compensation expense related to the 2019 PRSUs of zero for the three months ended March 31, 2022.

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to the 2020 PRSUs of $0.1 million and $0.4 million, respectively, for the three months ended March 31, 2023 and 2022

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.2 million for the three months ended March 31, 2023.

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

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between zero and $8.9 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2025. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2025.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2023 and 2022, the Company expensed $0.3 million and $0.1 million, respectively, to Avion and Airmax for services provided to the Company. There was $143 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2023.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the three months ended March 31, 2023 and 2022, the Company expensed $0.8 million and $0.8 million, respectively, for these services.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations and strategy, including the risks related to our strategy execution in a competitive market; our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share, including the effective adoption of artificial intelligence into our solutions; risks that may arise in connection with events outside of our control, such as macroeconomic conditions, geopolitical tensions, and outbreaks of infectious diseases; risks inherent in a disruption of our information technology systems, our technology infrastructure’s cybersecurity in general, and cyber-related criminal activity such as ransomware, other malware and data breach in particular, which can impact our ability to consistently deliver uninterrupted service to our clients and may result in government enforcement actions, regulatory investigations, fines, penalties, and private legal actions; risks inherent in the delivery of client services by employees working from home; our ability to attract and retain qualified and skilled personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; our reliance on a relatively small number of clients to generate the majority of our revenue and our reliance on technology partners to generate a large portion of TTEC Digital’s revenue; the risks related to legal and regulatory impact on our operations, including rapidly changing and at times inconsistent laws that regulate our and our clients’ business, such as data privacy and data protection laws, regulatory changes impacting our healthcare businesses, financial and public sector specific regulations, our ability to comply with these laws timely and cost effectively; the cost of wage and hour litigation and other class action litigation in the United States; the risk related to our international operations including the stress that geographic expansion may have on our business and the impacts if we are unable to expand geographically to meet our clients’ demand; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks

Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”). We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.

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

TTEC Digital and TTEC Engage strategically come together under our unified offering, Humanify® CXaaS, which drives measurable customer results for clients through the delivery of personalized and seamless omnichannel experiences. Our Humanify® cloud platform provides a fully integrated ecosystem of CX offerings including messaging, AI, machine learning, robotic process automation, analytics, cybersecurity, CRM, knowledge management, journey orchestration, and traditional voice solutions. Our end-to-end CXaaS platform differentiates us from competitors by combining design, strategic consulting, technology, data analytics, process optimization, system integration, and operational excellence along with our decades of industry know-how. This unified offering is value-oriented, outcome-based and delivered to large enterprises, hypergrowth companies and public sector agencies on a global scale.

During 2023, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 65,000 consultants, technologists, and CX professionals.

Our revenue for first quarter 2023 was $633.3 million, approximately $116.9 million, or 18% which came from our TTEC Digital segment and $516.4 million, or 82%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and to lead our clients with emerging CX methodologies, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we were highly acquisitive in the last several years, including our acquisition in April 2022 of certain public sector assets of Faneuil, Inc. that included healthcare exchange and transportation services contracts. The acquisition expanded our capabilities in the growing public sector market by adding the building and operating of technology-enabled citizen engagement solutions to our offerings. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services.

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

Financial Highlights

In the first quarter of 2023, our revenue increased $44.6 million, or 7.6%, to $633.3 million over the same period in 2022 including a decrease of $6.1 million, or 1.0%, due to foreign currency fluctuations. The increase in revenue was comprised of a $5.5 million, or 4.9%, increase for TTEC Digital and an increase of $39.0 million, or 8.2%, for TTEC Engage.

Our first quarter 2023 income from operations decreased $3.9 million, or (8.1)%, to $44.4 million or 7.0% of revenue, compared to $48.3 million or 8.2% of revenue in the first quarter of 2022. The decrease in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income decreased 87.3% due to impairments of real estate, a continued investment in sales and marketing, and product engineering, and one-time contractual cost acceleration. The TTEC Engage operating income increased 3.6% over the same period last year primarily related to the acquisition of Faneuil and other revenue increases offset by the ramp of several new programs, geographic expansion, increased amortization of acquisition related intangible assets, and impairments of real estate leases.

Income from operations in the first quarter of 2023 and 2022 included $6.4 million and $1.7 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning six countries serve clients based in the U.S. and in other countries with 20,600 workstations, representing 62% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 29% of our revenue for the first quarter of 2023, as compared to 30% of our revenue for the corresponding period in 2022.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2023, the total production workstations for our TTEC Engage segment was 33,250 and the overall capacity utilization in our centers was 76% versus 70% in the prior year period. This significant improvement was driven by the Company’s site optimization strategy as more and more clients are adopting the @Home operational platform on a permanent basis.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2023 and 2022 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$116,927	$111,414	$5,513	4.9%
Operating Income	785	6,205	(5,420)	(87.3)%
Operating Margin	0.7%	5.6%

The increase in revenue for the TTEC Digital segment was driven by an increase in professional services.

The operating income decrease is primarily attributable to $3.9 million of restructuring and impairment charges, continued investment in sales and marketing, product engineering, and one-time contractual cost acceleration, offset by a decrease in amortization expense. Operating income as a percentage of revenue decreased to 0.7% in the first quarter of 2023 as compared to 5.6% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.4 million and $6.3 million for the quarters ended March 31, 2023 and 2022, respectively.

TTEC Engage

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$516,359	$477,312	$39,047	8.2%
Operating Income	43,626	42,105	1,521	3.6%
Operating Margin	8.4%	8.8%

The increase in revenue for the TTEC Engage segment was due to a net increase of $71.8 million in client programs including the acquisition of Faneuil, offset by a decrease for program completions of $27.3 million and a $5.5 million decrease due to foreign currency fluctuations.

The operating income increased primarily due to increased revenue and a net reimbursement from insurance of $5.1 million from the cybersecurity incident. These were offset by the ramp costs for the new programs, incremental growth-oriented investments, geographic expansion, increased amortization of acquisition related intangible assets, and $2.4 million of restructuring and impairment charges. As a result, operating income as a percentage of revenue decreased slightly to 8.4% in the first quarter of 2023 as compared to 8.8% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.7 million and $3.2 million for the quarters ended March 31, 2023 and 2022, respectively.

Interest Income (Expense)

For the three months ended March 31, 2023 interest income increased to $1.2 million from $0.2 million in the same period in 2022. Interest expense increased to $17.4 million during 2023 from $3.8 million during 2022 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended March 31, 2023 Other income (expense), net decreased to income of $0.7 million from income of $1.3 million during the prior year quarter.

Included in the three months ended March 31, 2023 was a $3.2 million expense related to the fair value adjustments of contingent consideration for the Faneuil acquisition (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2023 was 27.5%. This compares to an effective tax rate of 17.5% for the comparable period of 2022. The effective tax rate for the three months ended March 31, 2023 was impacted by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. Without a $1.1 million benefit related to equity compensation, a $2.3 million benefit related to the amortization of purchased intangibles, a $1.6 million benefit related to restructuring and impairments, $0.2 million of expense related to tax contingencies, a $0.4 million benefit related to foreign exchange, $0.8 million of expense related to the cybersecurity incident, and a $0.8 million benefit from earnouts related to acquisitions, the Company’s normalized tax rate for the first quarter of 2023 was 26.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2023, we generated positive operating cash flows of $49.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2023 and 2022.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $151.4 million and $153.4 million as of March 31, 2023 and December 31, 2022, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2023 and 2022, net cash flows provided by operating activities was $49.1 million and $13.7 million, respectively. The increase is primarily due to an $8.1 million decrease in net cash income from operations offset by a $43.4 million increase in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2023 and 2022, net cash flows used in investing activities was $13.6 million and $16.7 million, respectively. The decrease was due to a $3.0 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2023 and 2022, net cash flows used in financing activities was $43.6 million and $3.8 million, respectively. The change in net cash flows from 2022 to 2023 was primarily due to a $42.0 million net change in the line of credit offset by a $1.0 million decrease in tax payments related to restricted stock units.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in net cash from operations, an increase in working capital and lower capital expenditures. Free cash flow was $35.4 million and ($3.0) million for the three months ended March 31, 2023 and 2022, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$49,058	$13,686
Less: Purchases of property, plant and equipment	13,669	16,691
Free cash flow	$35,389	$(3,005)

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2022 Form 10-K filing on February 28, 2023 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2023 to be between 3.4% and 3.6% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2023 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer experience center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2023, one of our clients represented 10% of our total revenue. Our five largest clients, collectively, accounted for 34.6% and 37.0% of our consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 17 to 23 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some contracts with our five largest clients expire between 2023 and 2025, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2023, we had $930.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2023, interest accrued at a rate of approximately 6.0% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2023 and 2022, revenue associated with this foreign exchange risk was 18% and 18% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2023 and December 31, 2022 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2023	Amount	Amount		12 months	Through
Canadian Dollar	9,000	$6,810		100%	December 2023
Philippine Peso	8,121,000	147,635	(1)	55.2%	January 2026
Mexican Peso	1,061,000	46,896		56.3%	January 2026
		$201,341

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2023 and December 31, 2022.

The fair value of our cash flow hedges as of March 31, 2023 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2023	Next 12 Months
Canadian Dollar	$(135)	$(135)
Philippine Peso	954	(1,021)
Mexican Peso	8,158	5,571
	$8,977	$4,415

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2022 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded gains of $0.5 million and $0.3 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2023 and 2022, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2023 and 2022, approximately 13% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2023 or December 31, 2022.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2023, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2023, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended March 31, 2023. As of March 31, 2023 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.85		Amendment #1 to the Executive Employment Agreement between TTEC Holdings, Inc. and Michelle “Shelly” Swanback dated to be effective January 1, 2023	8-K	10.85	01/06/2023

10.87		Amendment #1 to the Executive Employment Agreement between TTEC Holdings, Inc. and Dustin J. Semach, dated to be effective January 1, 2023	8-K	10.87	01/06/2023

10.97*

Seventh Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 5, 2023	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 5, 2023	By:	/s/ Francois Bourret
Francois Bourret
Interim Chief Financial Officer