Form 10-Q
period 2023-06-30
TTEC Holdings, Inc.
filed 2023-08-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-11919

TTEC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6312 South Fiddlers Green Circle, Suite 100N

Greenwood Village, Colorado 80111

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

Yes ☐   No ☑

As of July 31, 2023, there were 47,417,560 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$114,776	$153,435
Accounts receivable, net of allowance of $2,347 and $3,524	402,664	417,637
Prepaids and other current assets	152,472	133,365
Income and other tax receivables	51,225	45,533
Total current assets	721,137	749,970

Long-term assets
Property, plant and equipment, net	189,049	183,360
Operating lease assets	111,764	92,431
Goodwill	808,613	807,845
Deferred tax assets, net	39,733	18,713
Other intangible assets, net	216,168	233,909
Other long-term assets	84,845	67,734
Total long-term assets	1,450,172	1,403,992
Total assets	$2,171,309	$2,153,962

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$84,335	$93,937
Accrued employee compensation and benefits	149,919	145,096
Other accrued expenses	73,360	34,451
Income tax payable	10,952	7,166
Deferred revenue	91,757	87,846
Current operating lease liabilities	35,620	35,271
Other current liabilities	5,295	7,597
Total current liabilities	451,238	411,364

Long-term liabilities
Line of credit	915,000	960,000
Deferred tax liabilities, net	3,451	3,829
Non-current income tax payable	4,967	9,140
Non-current operating lease liabilities	89,388	69,575
Other long-term liabilities	65,726	66,304
Total long-term liabilities	1,078,532	1,108,848
Total liabilities	1,529,770	1,520,212

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	3,997	55,645

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,276,039 and 47,224,074 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	473	472
Additional paid-in capital	396,444	367,673
Treasury stock at cost; 34,776,214 and 34,828,179 shares as of June 30, 2023 and December 31, 2022, respectively	(592,306)	(593,164)
Accumulated other comprehensive income (loss)	(90,463)	(126,301)
Retained earnings	906,518	911,233
Noncontrolling interest	16,876	18,192
Total stockholders’ equity	637,542	578,105
Total liabilities, stockholders’ equity and mezzanine equity	$2,171,309	$2,153,962

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$600,394	$604,250	$1,233,680	$1,192,976

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	464,686	463,510	947,364	910,725
Selling, general and administrative	75,338	66,766	149,348	131,605
Depreciation and amortization	24,946	26,314	50,773	52,944
Restructuring charges, net	1,474	2,528	3,527	3,148
Impairment losses	2,652	9,248	6,959	10,360
Total operating expenses	569,096	568,366	1,157,971	1,108,782

Income from operations	31,298	35,884	75,709	84,194

Other income (expense)
Interest income	1,126	271	2,290	471
Interest expense	(18,991)	(6,194)	(36,382)	(9,960)
Other income (expense), net	(3,574)	6,111	(2,919)	7,371
Total other income (expense)	(21,439)	188	(37,011)	(2,118)

Income before income taxes	9,859	36,072	38,698	82,076

Provision for income taxes	(6,102)	(7,274)	(14,024)	(15,308)

Net income	3,757	28,798	24,674	66,768

Net income attributable to noncontrolling interest	(2,546)	(3,564)	(4,816)	(8,130)

Net income attributable to TTEC stockholders	$1,211	$25,234	$19,858	$58,638

Other comprehensive income (loss)
Net income	$3,757	$28,798	$24,674	$66,768
Foreign currency translation adjustments	19,367	(23,370)	28,765	(23,074)
Derivative valuation, gross	712	(8,515)	9,573	(7,666)
Derivative valuation, tax effect	(187)	2,208	(2,497)	1,988
Other, net of tax	108	313	180	354
Total other comprehensive income (loss)	20,000	(29,364)	36,021	(28,398)
Total comprehensive income (loss)	23,757	(566)	60,695	38,370

Less: Comprehensive income attributable to noncontrolling interest	(2,560)	(2,134)	(4,385)	(5,749)

Comprehensive income (loss) attributable to TTEC stockholders	$21,197	$(2,700)	$56,310	$32,621

Weighted average shares outstanding
Basic	47,264	47,047	47,249	47,026
Diluted	47,453	47,383	47,417	47,381

Net income per share attributable to TTEC stockholders
Basic	$0.03	$0.54	$0.42	$1.25
Diluted	$0.03	$0.53	$0.42	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2022 and 2023

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2022	47,036	$470	$(596,279)	$362,601	$(97,464)	$865,951	$16,547	$551,826	$56,666
Net income	—	—	—	—	—	25,234	3,512	28,746	51
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,768)	(2,768)	(965)
Foreign currency translation adjustments	—	—	—	—	(21,992)	—	(1,378)	(23,370)	—
Derivatives valuation, net of tax	—	—	—	—	(6,307)	—	—	(6,307)	—
Vesting of restricted stock units	57	1	948	(2,493)	—	—	—	(1,544)	—
Equity-based compensation expense	—	—	—	4,143	—	—	—	4,143	—
Other, net of tax	—	—	—	—	313	—	—	313	—
Balance as of June 30, 2022	47,093	$471	$(595,331)	$364,251	$(125,450)	$891,185	$15,913	$551,039	$55,752

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2023	47,252	$473	$(592,685)	$391,294	$(110,389)	$905,309	$16,836	$610,838	$3,936
Net income	—	—	—	—	—	1,209	2,486	3,695	61
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,520)	(2,520)	—
Foreign currency translation adjustments	—	—	—	—	19,293	—	74	19,367	—
Derivatives valuation, net of tax	—	—	—	—	525	—	—	525	—
Vesting of restricted stock units	24	—	379	(498)	—	—	—	(119)	—
Equity-based compensation expense	—	—	—	5,648	—	—	—	5,648	—
Other, net of tax	—	—	—	—	108	—	—	108	—
Balance as of June 30, 2023	47,276	$473	$(592,306)	$396,444	$(90,463)	$906,518	$16,876	$637,542	$3,997

Six months ended June 30, 2022 and 2023

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	58,638	7,123	65,761	1,006
Dividends to shareholders ($0.50 per common share)	—	—	—	—	—	(23,518)	—	(23,518)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(5,648)	(5,648)	(1,570)
Foreign currency translation adjustments	—	—	—	—	(21,700)	—	(1,374)	(23,074)	—
Derivatives valuation, net of tax	—	—	—	—	(5,678)	—	—	(5,678)	—
Vesting of restricted stock units	103	1	1,700	(4,766)	—	—	—	(3,065)	—
Equity-based compensation expense	—	—	—	7,882	—	—	—	7,882	—
Other, net of tax	—	—	—	—	354	—	—	354	—
Balance as of June 30, 2022	47,093	$471	$(595,331)	$364,251	$(125,450)	$891,185	$15,913	$551,039	$55,752

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	20,457	—	—	—	20,457	(20,457)
Net income	—	—	—	—	—	19,857	4,202	24,059	614
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,572)	—	(24,572)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,619)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(5,701)	(5,701)	(186)
Foreign currency translation adjustments	—	—	—	—	28,582	—	183	28,765	—
Derivatives valuation, net of tax	—	—	—	—	7,076	—	—	7,076	—
Vesting of restricted stock units	52	1	858	(1,488)	—	—	—	(629)	—
Equity-based compensation expense	—	—	—	9,802	—	—	—	9,802	—
Other, net of tax	—	—	—	—	180	—	—	180	—
Balance as of June 30, 2023	47,276	$473	$(592,306)	$396,444	$(90,463)	$906,518	$16,876	$637,542	$3,997

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$24,674	$66,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,773	52,944
Amortization of contract acquisition costs	1,158	1,063
Amortization of debt issuance costs	534	500
Imputed interest expense and fair value adjustments to contingent consideration	6,762	—
Provision for credit losses	1,704	198
Loss on disposal of assets	856	1,116
Loss on dissolution of subsidiary	301	—
Impairment losses	6,959	10,360
Deferred income taxes	(10,390)	(9,161)
Excess tax benefit from equity-based awards	243	(913)
Equity-based compensation expense	9,802	7,882
Loss on foreign currency derivatives	247	224
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,645	(38,271)
Prepaids and other assets	20,324	35,866
Accounts payable and accrued expenses	43,429	21,041
Deferred revenue and other liabilities	(27,072)	(58,345)
Net cash provided by operating activities	144,949	91,272

Cash flows from investing activities
Proceeds from sale of long-lived assets	28	102
Purchases of property, plant and equipment, net of acquisitions	(32,954)	(35,790)
Acquisitions, net of cash acquired of zero and zero, respectively	—	(142,420)
Net cash used in investing activities	(32,926)	(178,108)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	(45,000)	139,000
Payments on other debt	(1,217)	(1,877)
Payments of contingent consideration and hold back payments to acquisitions	(37,676)	(9,600)
Dividends paid to shareholders	(24,572)	(23,518)
Payments to noncontrolling interest	(5,887)	(7,219)
Tax payments related to issuance of restricted stock units	(629)	(3,065)
Net cash (used in)/provided by financing activities	(114,981)	93,721

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,275	(12,350)

(Decrease)/increase in cash, cash equivalents and restricted cash	(1,683)	(5,465)
Cash, cash equivalents and restricted cash, beginning of period	167,064	180,682
Cash, cash equivalents and restricted cash, end of period	$165,381	$175,217

Supplemental disclosures
Cash paid for interest	$35,794	$9,394
Cash paid for income taxes	$23,874	$19,882
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$1,560	$202
Acquisition of equipment through increase in accounts payable, net	$3,507	$467

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a leading global customer experience (“CX”) as a service (“CXaaS”) partner for many of the world’s most iconic companies, disruptive hypergrowth brands, and large public sector agencies. TTEC designs, builds, orchestrates, and delivers seamless digitally-enabled customer experiences that increase brand value, customer loyalty, revenue and profitability through personalized, outcome-based interactions. The Company helps clients improve their customer satisfaction while lowering their total cost to serve by combining innovative digital solutions with service capabilities that deliver a frictionless CX across numerous real-time digital and live interaction channels and different phases of the customer lifecycle. TTEC’s 63,900 employees serve clients in the automotive, communication, financial services, national/federal and state and local governments, healthcare, logistics, media and entertainment, e-tail/retail, technology, and travel and transportation industries via operations in the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom.

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

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 70% equity owned subsidiary First Call Resolution, LLC through March 31, 2023 and then 100% owned subsequently, and its 70% equity owned subsidiary Serendebyte, Inc. (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

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

Out-of-period Adjustment

The Consolidated Financial Statements for the three months ended June 30, 2023 include an adjustment of $13.8 million to other comprehensive income and deferred tax assets, to correct for an error identified by management during the preparation of the financial statements. This adjustment is to reflect the deferred tax impact of currency translation adjustments, of which $0.5 million relates to the three months ended March 31, 2023, and the remaining $13.3 million relates to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. The impact to the three and six month periods ended June 30, 2023 is not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$114,776	$153,435
Restricted cash included in "Prepaid and other current assets"	50,605	13,629
Total	$165,381	$167,064

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

Recently Adopted Accounting Pronouncements

None

Other Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has adopted the standard effective April 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

(2)ACQUISITIONS AND DIVESTITURES

FCR

Pursuant to the Membership Interest Purchase Agreement of October 26, 2019 between Ortana Holdings, Inc. and TTEC Services Corporation for the acquisition by TTEC of 70% interest in First Call Resolution, LLC (“FCR” and “FCR MIPA”, respectively), Ortana Holdings exercised its put rights in January 2023, which required TTEC to acquire Ortana Holdings’ remaining 30% interest in FCR. The purchase price for the remaining 30% interest was determined based on the express provisions of the FCR MIPA and was based on FCR’s performance during 2022. The buyout agreement was signed on April 4, 2023 and reflected a buyout purchase of $22.4 million.

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

Certain Assets of Faneuil

On April 1, 2022, the Company completed an asset acquisition through its subsidiary TTEC Government Solutions LLC, of certain public sector citizen experience contracts in the transportation infrastructure and healthcare exchange industries from Faneuil, Inc., a subsidiary of ALJ Regional Holdings, Inc. (“the Faneuil Transaction”). The acquired business is operated as part of the TTEC Engage segment and was fully consolidated into the financial statements of TTEC. The Faneuil Transaction was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Total cash paid at the time of acquisition was $142.4 million. In addition, Faneuil granted to TTEC Government Solutions LLC a three-year call right and right of first offer to purchase certain other assets of Faneuil in its utilities and commercial healthcare verticals as well as certain proprietary technology. The Faneuil Transaction includes two contingent payments which were anticipated to be paid in early 2024 which are based on the revenue and EBITDA performance of one contract and one potential contract.

The fair value of the two contingent payments was estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments ranged from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During the third quarter of 2022, a $2.4 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During the fourth quarter of 2022, a $0.5 million net gain was recorded related to a fair value adjustment for the estimated contingent payment based on changes in estimated EBITDA and the timing of cash flows. During the first quarter of 2023, a $0.6 million net expense was recorded related to a fair value adjustment for the estimated contingent payment based on the timing of cash flows and market interest rate changes. During the second quarter of 2023, an amendment to the agreement was signed which modified the contingent payment for a minimum payment of $7.4 million and a maximum payment of $10.4 million. Based on this modification, an updated estimated EBITDA and the revised timing of cash flows, a $1.7 million expense was recorded as of June 30, 2023. An initial payment of $7.4 million was completed in May 2023. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2023, the contingent payment is accrued at $0.8 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $270 thousand asset was recorded as of the acquisition date which is included in Other long-term assets in the accompanying Consolidated Balance Sheets. During the fourth quarter of 2022 and the first quarter of 2023, reductions in fair value of $52 thousand and $140 thousand, respectively, were recorded due to changes in estimated revenue, which were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the second quarter of 2023, an amendment to the agreement was signed which cancelled the option to purchase the additional assets in certain verticals, and thus the remaining $78 thousand accrual was removed and included in Other income. As of June 30, 2023, the fair value is zero.

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments relate to real estate and technology funds that will be spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date. During the third and fourth quarters of 2022 and the first quarter of 2023, reductions in the fair value were calculated and a $4.4 million expense, a $0.2 million expense and a $2.5 million expense, respectively, were recorded related to fair value adjustments for the receivable based on current information reflecting a better outcome with the contract negotiations and lower anticipated IT and facilities spending. During the second quarter of 2023, the payout value related to the IT and Facilities reimbursement was finalized at $1.3 million, and an expense of $1.9 million was recorded. The payment was received by TTEC in May 2023 and as of June 30, 2023, the receivables have been reduced to zero on the Consolidated Balance Sheet. The reductions in fair value related expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

Financial Impact of Acquired Businesses

The acquired business purchased in 2022 noted above contributed revenues of $46.7 million and net income of $2.8 million to the Company for the three months ended June 30, 2023 and revenues of $92.9 million and net income of $3.9 million to the Company for the six months ended June 30, 2023, respectively.

The unaudited proforma financial results for the three and six months ended June 30, 2022 combines the consolidated results of the Company and Faneuil assuming the acquisition had been completed on January 1, 2021. The reported revenue and net income of $604.3 million and $25.2 million would have been $646.3 million and $28.6 million for the three months ended June 30, 2022, respectively, on an unaudited proforma basis. The reported revenue and net income of $1,193.0 million and $58.6 million would have been $1,235.0 million and $62.0 million for the six months ended June 30, 2022, respectively, on an unaudited proforma basis.

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$117,585	$—	$117,585	$6,722	$7,154
TTEC Engage	482,809	—	482,809	18,224	24,144
Total	$600,394	$—	$600,394	$24,946	$31,298

Three Months Ended June 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$114,433	$—	$114,433	$7,545	$10,751
TTEC Engage	489,817	—	489,817	18,769	25,133
Total	$604,250	$—	$604,250	$26,314	$35,884

Six months Ended June 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$234,512	$—	$234,512	$13,583	$7,939
TTEC Engage	999,168	—	999,168	37,190	67,770
Total	$1,233,680	$—	$1,233,680	$50,773	$75,709

Six Months Ended June 30, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$225,847	$—	$225,847	$16,682	$16,956
TTEC Engage	967,129	—	967,129	36,262	67,238
Total	$1,192,976	$—	$1,192,976	$52,944	$84,194

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Capital Expenditures
TTEC Digital	$2,352	$2,476	$4,626	$3,473
TTEC Engage	16,933	16,623	28,328	32,317
Total	$19,285	$19,099	$32,954	$35,790

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	June 30, 2023	December 31, 2022
Total Assets
TTEC Digital	$787,492	$807,247
TTEC Engage	1,383,817	1,346,715
Total	$2,171,309	$2,153,962

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
United States / Canada	$414,854	$433,495	$858,890	$845,747
Philippines / Asia Pacific / India	115,740	108,750	237,779	226,278
Europe / Middle East / Africa	36,023	34,233	70,477	65,797
Latin America	33,777	27,772	66,534	55,154
Total	$600,394	$604,250	$1,233,680	$1,192,976

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2023; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.1% and 10.5% of total revenue for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; each of these contracts have different durations and renewal dates and a revenue opportunity below the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2023.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$5,078	$5,032	$3,524	$5,409
Provision for credit losses	(558)	383	1,704	198
Uncollectible receivables written-off	(2,180)	(6)	(2,889)	(218)
Effect of foreign currency	7	(3)	8	17
Balance, end of period	$2,347	$5,406	$2,347	$5,406

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

The balances related to the Agreement are as follows (in thousands):

	June 30, 2023	December 31, 2022
Total accounts receivable factored	$99,911	$99,503

Total amounts collected from clients not yet remitted to Bank	$50,509	$13,602

The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2023 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

Effective November 1, 2022, the Company amended the arrangement to modify the list of eligible clients whose accounts receivable may be sold pursuant to the Agreement, and to memorialize the transition from LIBOR to SOFR for discount calculation purposes.

On July 21, 2023, BMO Financial Group completed its acquisition of the Bank from PNB Bank Paribas. The Agreement transitioned with the acquisition and TTEC has no reason to believe that the new owner of the Bank would not wish to continue its business arrangements with the Company.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2022	Adjustments	Impairments	Currency	2023

TTEC Digital	$502,806	$(2,763)	$—	$(55)	$499,988
TTEC Engage	305,039	2,763	—	823	308,625
Total	$807,845	$—	$—	$768	$808,613

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2023, the Company assessed whether any such indicators of impairment existed and concluded there were none.

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

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2023, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Aggregate unrealized net gain/(loss) at beginning of period	$6,640	$589	$89	$(40)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(115)	(6,160)	6,052	(5,770)
Less: Net (gain)/loss reclassified to earnings from effective hedges	639	(147)	1,023	92
Aggregate unrealized net gain/(loss) at end of period	$7,164	$(5,718)	$7,164	$(5,718)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2023 and December 31, 2022 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2023	Amount	Amount		12 months	Through
Canadian Dollar	6,000	$4,443		100.0%	December 2023
Philippine Peso	8,312,000	149,621	(1)	56.3%	April 2026
Mexican Peso	1,011,500	45,270		54.7%	April 2026
		$199,334

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2023 and December 31, 2022.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2023 and December 31, 2022 the total notional amounts of the Company’s forward contracts used as fair value hedges were $66.3 million and $80.8 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,198	$86
Other long-term assets	4,588	—
Other current liabilities	(2,700)	(129)
Other long-term liabilities	(397)	—
Total fair value of derivatives, net	$9,689	$(43)

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$639	$(146)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$864	$(197)

	Three Months Ended June 30,
	2023	2022

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(14)	$(41)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,023	$93

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$1,383	$126

	Six Months Ended June 30,
	2023	2022

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$1,386	$259

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

The following presents information as of June 30, 2023 and December 31, 2022 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2023 and December 31, 2022, the Company had $915.0 million and $960.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2023 outstanding borrowings accrued interest at an average rate of 6.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2023, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2023 and December 31, 2022 (in thousands):

As of June 30, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$9,689	$—	$9,689
Fair value hedges	—	(43)	—	(43)
Total net derivative asset (liability)	$—	$9,646	$—	$9,646

As of December 31, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$115	$—	$115
Fair value hedges	—	205	—	205
Total net derivative asset (liability)	$—	$320	$—	$320

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of June 30, 2023 and December 31, 2022 (in thousands):

As of June 30, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	29,302	—	—
Contingent consideration	—	—	—
Total assets	$29,302	$—	$—

Liabilities
Derivative instruments, net	$—	$9,646	$—
Contingent consideration	—	—	(778)
Total liabilities	$—	$9,646	$(778)

Redeemable noncontrolling interest	$—	$—	$(3,997)

As of December 31, 2022

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$320	$—
Deferred compensation plan asset	25,046	—	—
Contingent consideration	—	—	5,724
Total assets	$25,046	$320	$5,724

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(5,916)
Total liabilities	$—	$—	$(5,916)

Redeemable noncontrolling interest	$—	$—	$(55,645)

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

During the third and fourth quarters of 2022, and the first and second quarters of 2023, fair value adjustments of a $2.4 million benefit, a $0.5 million benefit, a $0.6 million expense and $1.7 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract, and a complete reduction for the second contract as it was not awarded to the Company. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Contingent Receivables – The Company recorded a contingent receivable related to the Faneuil acquisition. During the third and fourth quarters of 2022, and the first and second quarters of 2023, the Company recorded fair value adjustments for the receivable based on current information which caused the receivable to decrease, and a $4.4 million expense, a $0.2 million expense, a $2.5 million expense, and a $1.9 million expense, respectively, were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$(5,916)	$—	$7,400	$(2,262)	$(778)
Total	$(5,916)	$—	$7,400	$(2,262)	$(778)

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$5,724	$—	$(1,343)	$(4,381)	$—
Total	$5,724	$—	$(1,343)	$(4,381)	$—

(8)IMPAIRMENT OF ASSETS

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2023, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, internally developed software and certain computer equipment of $2.7 million and $7.0 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

As of June 30, 2023, the Company had $39.7 million of net deferred tax assets (after a $31.0 million valuation allowance) and a net deferred tax asset of $36.3 million (after deferred tax liabilities of $3.5 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2023 was 61.9% and 36.2%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 20.2% and 18.7%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax year 2020, the state of California in the United States for tax years 2017 and 2018, the State of Illinois in the United States for tax year 2020, Canada for tax year 2021, and India for tax years 2017 through 2021. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In the first, second and third quarters of 2022, $1.3 million, $0.6 million and $2.5 million, respectively, were released from the valuation allowance for assets that are expected to be recognized in the future. During the first and second quarters of 2023, a $1.3 million and a $3.1 million valuation allowance were recorded, respectively, for assets that are not expected to be recovered in future periods.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2030. The aggregate benefit to income tax expense for the three months ended June 30, 2023 and 2022 was approximately $0.4 million and $0.0 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.00, respectively. The aggregate benefit to income tax expense for the six months ended June 30, 2023 and 2022 was approximately $1.1 million and $1.0 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.02, respectively.

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

On April 3, 2023, the Company entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with SOFR as of the date of the amendment, thus will affect the interest rates paid for a portion of the Credit Facility starting in the second quarter of 2023.

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

As defined in the Credit Agreement, base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin which ranges from 0% to 0.875% based on the Company’s net leverage ratio. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin which ranges from 1.0% to 1.875% based on the Company’s net leverage ratio. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for SOFR loans.

The Company primarily utilizes its Credit Facility to fund working capital, general operations, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2023 and December 31, 2022, the Company had borrowings of $915.0 million and $960.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,057.7 million and $966.3 million for the six months ended June 30, 2023 and 2022, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $265 million as of June 30, 2023. As of June 30, 2023, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2023, outstanding letters of credit under the Credit Facility totaled $0.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2023, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the six months ended June 30, 2023 from amounts included in deferred revenue as of December 31, 2022 was $56.1 million. Revenue recognized for the six months ended June 30, 2022 from amounts included in deferred revenue as of December 31, 2021 was $134.8 million.

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

As of June 30, 2023, the Company’s RPO was $326.5 million, which will be delivered and recognized within the next five years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	(21,700)	(5,770)	490	(26,980)
Amounts reclassified from accumulated other comprehensive income (loss)	—	92	(136)	(44)
Net current period other comprehensive income (loss)	(21,700)	(5,678)	354	(27,024)

Accumulated other comprehensive income (loss) at June 30, 2022	$(117,247)	$(5,718)	$(2,485)	$(125,450)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	28,281	6,052	56	34,389
Amounts reclassified from accumulated other comprehensive income (loss)	301	1,024	124	1,449
Net current period other comprehensive income (loss)	28,582	7,076	180	35,838

Accumulated other comprehensive income (loss) at June 30, 2023	$(95,152)	$7,165	$(2,476)	$(90,463)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2023	2022	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$864	$(197)	Revenue
Tax effect	(225)	50	Provision for income taxes
	$639	$(147)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(69)	$(75)	Cost of services
Tax effect	7	8	Provision for income taxes
	$(62)	$(67)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2023	2022	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$1,383	$126	Revenue
Tax effect	(359)	(34)	Provision for income taxes
	$1,024	$92	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(138)	$(151)	Cost of services
Tax effect	14	15	Provision for income taxes
	$(124)	$(136)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Shares used in basic earnings per share calculation	47,264	47,047	47,249	47,026
Effect of dilutive securities:
Restricted stock units	186	336	156	342
Performance-based restricted stock units	3	—	12	13
Total effects of dilutive securities	189	336	168	355
Shares used in dilutive earnings per share calculation	47,453	47,383	47,417	47,381

For the three months ended June 30, 2023 and 2022, there were Restricted Stock Units (“RSUs”) of 958 thousand and 281 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2023 and 2022, there were RSUs of 902 thousand and 239 thousand, respectively, outstanding which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense (stock options and RSUs) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022

Equity-based compensation expense recognized in Cost of services	$2,536	$1,613
Equity-based compensation expense recognized in Selling, general and administrative	3,113	2,530
Total equity-based compensation expense	$5,649	$4,143

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Equity-based compensation expense recognized in Cost of services	$4,398	$3,235
Equity-based compensation expense recognized in Selling, general and administrative	5,404	4,647
Total equity-based compensation expense	$9,802	$7,882

Restricted Stock Unit Grants

During the six months ended June 30, 2023 and 2022, the Company granted 547,254 and 155,897 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $5.5 million and $9.3 million for the three and six months ended June 30, 2023, respectively. The Company recognized compensation expense related to RSUs of $3.8 million and $7.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was approximately $46.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2020, the Company awarded Performance Restricted Stock Units (“PRSUs“) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal years 2021 and 2022. Each fiscal year’s revenue and adjusted operating income will determine the award amount. The Company recognized compensation expense related to the 2020 PRSUs of $0.0 million and $0.1 million, respectively, for the three and six months ended June 30, 2023. The Company recognized compensation expense related to the 2020 PRSUs of $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2022.

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.2 million and $0.4 million for the three and six months ended June 30, 2023.

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

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2023 and 2022, the Company expensed $0.7 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $276 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2023.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the six months ended June 30, 2023 and 2022, the Company expensed $1.8 million and $1.5 million, respectively, for these services.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others: the risks related to our business operations and strategy in a competitive market; our ability to innovate and introduce disruptive technologies that would allow us to maintain and grow our market share (e.g., effective adoption of artificial intelligence into our solutions); risks that may arise in connection with events outside of our control (macroeconomic conditions, geopolitical tensions, outbreaks of infectious diseases); risks inherent in a disruption and cybersecurity of our information technology systems, including cybersecurity criminal activity, which can impact our ability to consistently deliver uninterrupted service to our clients or unauthorized access to data, any of which may result in government investigations and enforcement actions, and private legal actions; risks inherent in the delivery of services by employees working from home; our ability to attract and retain qualified personnel at a price point that we can afford and our clients are willing to pay; our M&A activity, including our ability to properly integrate acquired businesses; our reliance on a relatively small number of TTEC Engage clients to generate the majority of our revenue and our reliance on technology partners to generate a large portion of TTEC Digital’s revenue; the changes in laws and regulations that impact our and our clients’ businesses, including the rapidly changing data privacy and data protection laws, healthcare business regulations, financial and public sector specific regulations; the cost of labor and data privacy litigation and other class action litigation; the risks related to our international operations including the stress that geographic expansion may have on our business, the impact if we are unable to expand geographically to meet our clients’ demand; and risks inherent in our equity structure including our controlling shareholder risk, and Delaware choice of dispute resolution risks.

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

During 2023, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 23 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, and the United Kingdom with the help of 63,900 consultants, technologists, and CX professionals.

Our revenue for second quarter 2023 was $600.4 million, approximately $117.6 million, or 20% which came from our TTEC Digital segment and $482.8 million, or 80%, which came from our TTEC Engage segment.

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

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve more than 740 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

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

Financial Highlights

In the second quarter of 2023, our revenue decreased $3.9 million, or 0.6%, to $600.4 million over the same period in 2022 including a decrease of $1.2 million, or 0.2%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $3.2 million, or 2.8%, increase for TTEC Digital and a decrease of $7.0 million, or 1.4%, for TTEC Engage.

Our second quarter 2023 income from operations decreased $4.6 million, or 12.8%, to $31.3 million or 5.2% of revenue, compared to $35.9 million or 5.9% of revenue in the second quarter of 2022. The decrease in operating income is comprised of a number of factors across the segments. The TTEC Digital operating income decreased 33.5%. The revenue mix contributed to a healthier margin percentage but was more than offset by the incremental investment in CX leadership and engineering talent, sales and marketing and technology developments. The TTEC Engage operating income decreased 3.9% over the same period last year primarily driven by the lower revenue, the ramp of several new programs, geographic expansion, and the impairment of real estate leases.

Income from operations in the second quarter of 2023 and 2022 included $4.1 million and $11.8 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning six countries serve clients based in the U.S. and in other countries with 21,200 workstations, representing 64% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 32% of our revenue for the second quarter of 2023, as compared to 29% of our revenue for the corresponding period in 2022.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2023, the total production workstations for our TTEC Engage segment was 32,900, a net decrease of 3,900 workstations over the same period last year, with an overall capacity utilization of 74% versus 69% in the prior year period. This significant improvement was driven by the Company’s site optimization strategy as more and more clients are adopting the @Home operational platform on a permanent basis and a gradual return to sites in certain locations.

Post COVID-19 we expect our clients to leverage a more diversified geographic footprint and an increased mix of work from home versus brick and mortar seats in comparison to pre-COVID. We will continue to refine our site strategy and capacity as we finalize plans with our clients and prospects.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2023 and 2022 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$117,585	$114,433	$3,152	2.8%
Operating Income	7,154	10,751	(3,597)	(33.5)%
Operating Margin	6.1%	9.4%

The increase in revenue for the TTEC Digital segment was driven by an increase in professional services and recurring revenue offerings.

The operating income decrease is primarily attributable to continued investments in CX leadership, engineering talent, sales and marketing, product engineering, and $0.7 million in restructuring charges. These additional expenses more than offset the favorable revenue mix over the prior year which benefited from a higher percentage of offshore delivery, and decreased amortization expense. Operating income as a percentage of revenue decreased to 6.1% in the second quarter of 2023 as compared to 9.4% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.3 million and $4.8 million for the quarters ended June 30, 2023 and 2022, respectively.

TTEC Engage

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$482,809	$489,817	$(7,008)	(1.4)%
Operating Income	24,144	25,133	(989)	(3.9)%
Operating Margin	5.0%	5.1%

The decrease in revenue for the TTEC Engage segment was due to a net increase of $20.7 million in client programs offset by a decrease for program completions of $26.9 million and a $0.8 million decrease due to foreign currency fluctuations.

The operating income decreased primarily due to decreased revenue, the ramp costs for the new programs, incremental growth-oriented investments, geographic expansion, and $3.5 million of restructuring and impairment charges. These were offset by a net reimbursement from insurance of $2.1 million from the cybersecurity incident. As a result, operating income as a percentage of revenue decreased slightly to 5.0% in the second quarter of 2023 as compared to 5.1% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.7 million and $4.8 million for the quarters ended June 30, 2023 and 2022, respectively.

Interest Income (Expense)

For the three months ended June 30, 2023 interest income increased to $1.1 million from $0.3 million in the same period in 2022. Interest expense increased to $19.0 million during 2023 from $6.2 million during 2022 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended June 30, 2023 Other income (expense), net decreased to expense of $3.6 million from income of $6.1 million during the prior year quarter.

Included in the three months ended June 30, 2023 was a $3.6 million expense related to the fair value adjustments of contingent consideration for the Faneuil acquisition (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the three months ended June 30, 2022 was a gain of $2.1 million due to insurance recovery related to property damages.

Income Taxes

The effective tax rate for the three months ended June 30, 2023 was 61.9%. This compares to an effective tax rate of 20.2% for the comparable period of 2022. The effective tax rate for the three months ended June 30, 2023 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings. After a $1.4 million of Non-GAAP adjustments, the Company’s normalized tax rate for the second quarter of 2023 was 22.3%.

Results of Operations

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2023 and 2022 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$234,512	$225,847	$8,665	3.8%
Operating Income	7,939	16,956	(9,017)	(53.2)%
Operating Margin	3.4%	7.5%

The increase in revenue for the TTEC Digital segment was driven by increases in the recurring revenue offerings and professional services.

The operating income decrease is primarily attributable to continued investments in CX leadership, engineering talent, sales and marketing, product engineering, and $4.6 million of restructuring and impairment charges. These additional expenses more than offset the higher revenue and favorable revenue mix over the prior year which benefited from a higher percentage of offshore delivery, and decreased amortization expense. Operating income as a percentage of revenue decreased to 3.4% for the six months ended June 30, 2023 as compared to 7.5% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $8.7 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively.

TTEC Engage

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$999,168	$967,129	$32,039	3.3%
Operating Income	67,770	67,238	532	0.8%
Operating Margin	6.8%	7.0%

The increase in revenue for the TTEC Engage segment was due to a net increase of $95.5 million in client programs including the acquisition of Faneuil, and offset by a $6.1 million decrease due to foreign currency fluctuations and a decrease for program completions of $57.4 million.

Operating income increased due to the acquisition of Faneuil, other revenue increases, a reduction in total facility costs and a net reimbursement from insurance of $7.3 million from the cybersecurity incident. These were partially offset by the ramp costs for new programs, incremental growth-oriented investments, geographic expansion, and $5.9 million of restructuring and impairment charges. As a result, operating income as a percentage of revenue decreased to 6.8% for the six months ended June 30, 2023 as compared to 7.0% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $9.3 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively.

Interest Income (Expense)

For the six months ended June 30, 2023 interest income increased to $2.3 million from $0.5 million in the same period in 2022. Interest expense increased to $36.4 million during 2023 from $10.0 million during 2022 due to higher utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the six months ended June 30, 2023 Other income (expense), net decreased to net expense of $2.9 million from net income of $7.4 million during the prior year period.

Included in the six months ended June 30, 2023 was a gain of $4.5 million due to insurance recovery related to property damages and a net $6.8 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Included in the six months ended June 30, 2022 was a gain of $2.1 million due to insurance recovery related to property damages.

Income Taxes

The effective tax rate for the six months ended June 30, 2023 was 36.2%. This compared to an effective tax rate of 18.7% for the comparable period of 2022. The effective tax rate for the six months ended June 30, 2023 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and associated U.S. tax impacts of foreign earnings. After $6.4 million of Non-GAAP adjustments, the Company’s normalized tax rate for 2023 was 24.5%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2023, we generated positive operating cash flows of $144.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2023 and 2022.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $114.8 million and $153.4 million as of June 30, 2023 and December 31, 2022, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2023 and 2022, net cash flows provided by operating activities was $144.9 million and $91.3 million, respectively. The increase is primarily due to a $37.4 million decrease in net cash income from operations offset by a $91.0 million variance in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2023 and 2022, net cash flows used in investing activities was $32.9 million and $178.1 million, respectively. The decrease was due to a $142.4 million decrease in acquisitions and a $2.8 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2023 and 2022, net cash flows (used in)/provided by financing activities was ($115.0) million and $93.7 million, respectively. The change in net cash flows from 2022 to 2023 was primarily due to a $184.0 million net change in the line of credit and an increase of $28.1 million related to payments of contingent consideration offset by a $2.4 million decrease in tax payments related to restricted stock units.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in net cash from operations, an increase in working capital and lower capital expenditures. Free cash flow was $112.0 million and $55.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$95,891	$77,585	$144,949	$91,271
Less: Purchases of property, plant and equipment	19,285	19,099	32,954	35,790
Free cash flow	$76,606	$58,486	$111,995	$55,481

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2022 Form 10-K filing on February 28, 2023 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2023 to be between 3.0% and 3.2% of revenue. Approximately 65% of these expected capital expenditures are to support growth in our business and 35% relate to the maintenance for existing assets. The anticipated level of 2023 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional customer experience center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2023, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 36.3% and 34.7% of our consolidated revenue for the three months ended June 30, 2023 and 2022, respectively and 35.4% and 35.8% of our consolidated revenue for the six months ended June 30, 2023 and 2022, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 17 to 23 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of June 30, 2023, we had $915.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2023, interest accrued at a rate of approximately 6.6% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2023 and 2022, revenue associated with this foreign exchange risk was 19% and 18% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2023 and December 31, 2022 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2023	Amount	Amount		12 months	Through
Canadian Dollar	6,000	$4,443		100.0%	December 2023
Philippine Peso	8,312,000	149,621	(1)	56.3%	April 2026
Mexican Peso	1,011,500	45,270		54.7%	April 2026
		$199,334

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2023 and December 31, 2022.

The fair value of our cash flow hedges as of June 30, 2023 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2023	Next 12 Months
Canadian Dollar	$97	$97
Philippine Peso	(474)	(1,474)
Mexican Peso	10,066	6,875
	$9,689	$5,498

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2022 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded gains of $1.4 million and $126 thousand for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2023 and 2022, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2023 and 2022, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2023 or December 31, 2022.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2023, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2023, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended June 30, 2023. As of June 30, 2023 the remaining amount authorized for repurchases under the program was approximately $26.6 million. The stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

10.82*	Summary of Employment Arrangements between Francois Bourret and TTEC Services Corporation, effective as of April 14, 2023

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 4, 2023	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 4, 2023	By:	/s/ Francois Bourret
Francois Bourret
Interim Chief Financial Officer