Form 10-K
period 2023-12-31
TTEC Holdings, Inc.
filed 2024-02-29
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11919

TTEC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 South Fiddler’s Green Circle, Suite 100N, Greenwood Village, Colorado 80111

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there were 47,276,039 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $650,588,890 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 23, 2024, there were 47,428,113 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2024 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2023 FORM 10-K

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding our operations, expected financial condition, results of operation, effective tax rate, cash flow, leverage, liquidity, business strategy, competitive position, demand for our services in international operations, acquisition opportunities and impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance.

In this report, when we use words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “target,” or similar expressions, or when we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. Unless otherwise indicated or except where the context otherwise requires, the terms “TTEC,” “the Company,” “we,” “us” and “our” and other similar terms in this report refer to TTEC Holdings, Inc. and its subsidiaries.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider, carefully, the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in the section of this report entitled “Risk Factors”. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations, our strategy and our industry, including the risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment and to the product reliability of the technology partners and client transition from on premises to public cloud and SaaS information technology solutions in our TTEC Digital business segment, risks specific to remote work environment, risks related to the challenges inherent in demand and delivery center capacity forecasting, risks specific to labor costs and retention, and risks related to operations controls and employees engaging in fraud, long sales cycles and lead time to revenue, risks specific to potential geographic and other expansions, risks that may arise in connection with events outside of our control such as macroeconomic conditions, geopolitical tensions, and outbreaks of infectious diseases, risks of  M&A activity including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; risks related to our use of technology, including risk that could arise due to disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided to third parties, risks specific to rapid adoption of AI/GenAI technologies, and the growing reliance on third parties for data, cloud and SaaS services; risks of our financial operations, including ineffective cost-management strategies, our leverage and debt service obligations, risks specific to financial and operating restrictions built into our credit facility, changes in the cost or availability of labor, telecommunication services, and other operational necessities that we cannot pass on to our clients, foreign currency exchange, changes in income tax rates and laws, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments, and changes in laws and regulations relevant to our business; risks specific to our contracting practices and laws and regulations that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, high cost and reputational damage of wage and hour class action lawsuits, contract terms that lead to volatility in revenue and profitability, the efforts by clients to transfer contractually cybersecurity, data privacy and emerging technology risks to service providers and our inability to always control or mitigate them, uncertainty in AI/GenAI regulatory environments, risks specific to IP protection and infringement, and ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience; and risks related to the ownership of our common stock, including risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent a change in control events potentially depressing the price of our common stock, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

Risk Related to Our Business Operations, Our Strategy and Our Industry

●	If our business strategy is not successful, our business and financial prospects will be affected;
●	Our market is highly competitive, and we may not be able to compete effectively;
●	If we cannot adapt our service offerings to changes in technology and market expectations, including effective use of artificial intelligence (AI) in our solutions, our ability to grow may be affected;
●	Inability to effectively and rapidly adopt AI/GenAI into our offerings could materially impact our ability to compete, while its use may result in reputational harm and liability;
●	A large portion of our revenue in our TTEC Engage business is generated from a limited number of clients and the loss of one or more of these clients or significant reduction in their business volumes with us could adversely affect our business;
●	A large portion of our revenue in our TTEC Digital business is generated from technology partners whose products’ reliability and risk allocation practices may adversely impact our business;
●	As our Digital business clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be adversely impacted;
●	Services delivered by employees working from home represent a large portion of our delivery for some of our clients and this change in the operating model may subject us to new untested risks which we cannot always mitigate;
●	If our clients are unable to accurately forecast demand for our services, we may not be able to forecast the level of effort and delivery center capacity required to support their business which could impact our delivery and results of operations;
●	If we cannot recruit and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected;
●	Our employees may fail to adhere to operational controls or may engage in fraud, which could subject us to liability and negatively impact our client relationships and reputation;
●	Long sales cycles in some parts of our business can lead to a long lead time before we receive some of our revenue;
●	Our growth and geographic expansion could strain our resources and negatively impact our business;
●	If we are unable to maintain a geographically diverse footprint, our profitability may be adversely affected;
●	The current outsourcing trend may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business;
●	Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases;
●	We routinely consider strategic mergers, acquisitions and business combination transactions and may enter into such transactions any time; and such transactions may negatively impact our business and create unanticipated risks.

Risks Related to Our Use of Technology

●	A disruption to our information technology systems could adversely affect our business and reputation;
●	Cyberattacks, cyber fraud, or unauthorized data access could harm us or our clients and result in liability, and could adversely affect our business and results of operations;
●	Significant interruptions in communication and utility services provided to us by third-party vendors could adversely impact our business;
●	Rapid adoption of AI/GenAI technology into our offerings could result in reputational harm and liability;
●	Our growing reliance on third parties for data, cloud and SaaS services could adversely impact our business.

Risks Related to Our Financial Operations

●	Our profitability could suffer if our cost-management strategies are unsuccessful;
●	Our leverage and debt service obligations may adversely affect our business and financial condition;
●	We are subject to customary financial and operating restrictions built into our credit agreement;
●	Inflation and changes in the cost or availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations;
●	Our results of operations may be adversely impacted by foreign currency exchange rate risk;
●	Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business;
●	If our transfer pricing arrangements are ineffective, our tax liability may increase;
●	We have incurred, and may in the future, incur impairments to goodwill, long-lived assets or strategic investments, which impacts our financial results of operations.

Risks Related to Contracting Practices, Legal and Regulatory Matters that Impact Our Business

●	Our financial results may be impacted by changes in laws/regulations and our failure to comply with laws/regulations relevant to our business;
●	Uncertainty and inconsistency in relevant privacy and data protection laws, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services and our results of operations;
●	Wage and hour class action lawsuits can expose us to costly litigation and damage our reputation;
●	Contract terms typical in our industry can lead to volatility in our revenue and profitability;
●	The trend of clients seeking to transfer growing cybersecurity, data privacy and emerging technologies related risks to service providers could significantly impact our operations and profitability;
●	The growing use of AI/GenAI in our offerings and evolving uncertainty of regulatory environments impacting such offerings may impact our costs of doing business and reputation;
●	Challenges in protecting our intellectual property and its infringement by others may adversely impact our ability to innovate and compete;
●	Our inability to timely secure or maintain licensing required to perform certain regulated services may significantly impact our results of operations.

Risks Related to Our Operations Outside of the United States

●	We face special risks associated with international operations;
●	Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks;
●	We may face new risks as we expand into countries where we have no prior experience.

Risks Related to Ownership of Our Common Stock

●	The price and trading volumes of our common stock may fluctuate significantly due to many factors, some of which we cannot control;
●	There can be no assurance that we will continue to declare dividends or repurchase our shares or the cadence or levels of these activities;

●	Exclusive forum for dispute resolution in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes;
●	Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our Company, potentially depressing the price of our common stock;
●	Our Chairman and Chief Executive Officer controls a majority of our stock and has control over all matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders;
●	Our status as a “controlled company” could make our common stock less attractive to investors or otherwise harm our stock price.

AVAILABILITY OF INFORMATION

As of the date of this report, TTEC Holdings, Inc.’s principal executive offices are located at 6312 South Fiddler’s Green Circle, Suite 100N, Greenwood Village, Colorado 80111. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to these reports are available free of charge by (i) visiting our website at http://www.ttec.com/investors/sec-filings/ or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@ttec.com. TTEC’s SEC filings are posted on our corporate website as soon as reasonably practical after we electronically file such materials with, or furnish them to, the SEC. Information on our website is not incorporated by reference into this report.

You may also access any materials that we file with the SEC via the SEC’s public website at www.sec.gov.

v

PART I

ITEM 1.

BUSINESS

Our Business

Founded in 1983, TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our”, or “us”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquis and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, we help clients improve their customer satisfaction while lowering their total cost to serve. As of December 31, 2023, TTEC served over 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

TTEC operates through two business segments.

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center As a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services, Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and Small & Medium Sized (SMB) business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC demonstrates its market leadership through strategic collaboration across TTEC Digital and TTEC Engage when there is client demand and fit for our integrated solutions. This partnership is central to our ability to deliver comprehensive and transformational customer experience solutions to our clients, including integrated delivery, go-to-market and innovation for truly differentiated, market leading CX solutions.

During 2023, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with the help of over 60,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2023 was $2.463 billion, approximately $487 million, or 20%, which came from our TTEC Digital segment and $1.976 billion, or 80%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and to lead our clients with emerging CX methodologies, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we were acquisitive in the last several years, including our acquisition in April 2022 of certain public sector assets of Faneuil, Inc. that included healthcare exchange and transportation services contracts. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service and implementation provider.

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel and logistics, media and entertainment, e-tail/retail, and transportation industries. We serve more than 750 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, public sector clients, and disruptive hypergrowth companies.

Our Industry – Key Emerging Themes

The CX landscape is undergoing a dynamic transformation, fueled by technological advancements and evolving customer expectations.

AI-powered CX: As brands endeavor to integrate artificial intelligence into customer experience, many stumble by failing to apply AI strategically for true personalization and insightful automation.

Cloud Migration and Security Are Board Level Imperatives: In the arena of customer experience, the migration to cloud-based platforms is rapidly becoming a fulcrum for transformation, offering unprecedented scalability, flexibility, and cost efficiency.

Industry Consolidation Driven by a Highly Fragmented Market: The CX market is highly fragmented with no single provider dominating the market.

Enterprise-Level Vendor Consolidation: Multinational corporations are increasingly favoring a consolidation of vendors within the CX domain.

Cybersecurity as a Critical Differentiator: Clients expect their service providers to make investments in sophisticated information security controls to protect CX operating environments where attempts at unauthorized access are common and where expansion of solutions that rely on staff who work remotely increases risks to the stability of service delivery.

Impact Sourcing Boosts Communities and Fuels CX Diversity: The practice of Impact Sourcing, hiring and training talent in underserved communities, is swiftly gaining traction in the domain of customer experience, particularly among discerning Fortune 1000 companies.

Evolving Customer Expectations and Delivery Models: In today's customer experience landscape, evolving customer expectations present a distinct market opportunity for brands that can adeptly navigate and capitalize on evolving customer demands.

Our Growth Strategy

As a leader and innovator in the global customer experience technology services and business process outsourcing (BPO) landscape, our strategy is directed towards sustainable growth in revenue and profitability. Our approach is to leverage our operational excellence in customer engagement with high-margin, technology-infused platforms and managed services. Our strategic imperatives include:

•	Deepening Client Relationships
•	Targeting Industry Leaders as Clients
•	Enhancing Global Sales and Marketing Synergies
•	Geographic Market Expansion
•	Strategic Acquisitions
•	Investment in Tech-Driven Innovation
•	Leveraging our Technology Partner Ecosystem
•	Delivering with Purpose through Impact Sourcing

By integrating these strategic pillars, we are setting a course to not only lead in the CX BPO sector but also to drive responsible and inclusive growth that benefits all stakeholders.

Our Integrated Service Offerings and Business Segments

TTEC Digital and the CX Technology Services Industry

TTEC Digital buyers are seeking solutions in several areas including cost optimization, migration from outdated legacy platforms to more agile cloud environments, lack of CX talent and expertise and a need for a practical way forward with AI. TTEC Digital takes a technology agnostic approach to these challenges and focuses on designing and delivering solutions specific to each client’s specifications. TTEC Digital enters into strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS and Google which positions TTEC Digital to support the majority of CX platform requirements.

TTEC Digital’s solutions are built to respond to market needs for both enterprise and small and medium-sized business clients. AI design and delivery capabilities are woven across all four pillars.

•	Managed Services: Cloud application and premise support
•	CX Consulting: Transformation strategy and design
•	CX Analytics: Data science, engineering, and visualization
•	IP & Software: Custom software engineering through TTEC Digital’s IP and Software division

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development. In 2023, TTEC Digital expanded its Hyderabad Innovation Studio in India with the goal of continuing to expand its offshore delivery capabilities, and currently approximately 40% of the staff are located in one of several offshore locations.

TTEC Engage and the CX BPO Services Industry

The TTEC Engage segment’s solutions are built to respond to the following market needs for clients.

•	Customer Support
•	Tech Support
•	Revenue Generation and Growth Services
•	Trust & Safety
•	AI Operations, including data annotation and labeling
•	Back-office Support

TTEC Engage goes to market through a vertical approach with customized solutions that include industry specific talent, technology, certifications, and capabilities. For example, in the Banking, Financial Services and Insurance (BFSI) vertical, we support several lines of business with customized offerings for retail banking, online banking, credit card, property and casualty and loans. In healthcare, the segment supports care, technical support, revenue generation and back-office capabilities to meet the needs of payer, provider, clinical and pharma clients.

Our Competitive Strengths

Approach to Next-Generation Customer Engagement

We tailor our services to meet the diverse needs of our clients, providing both comprehensive, cross-segment integrated solutions and specialized, discrete engagements. Detailed insights into our operational segments and global reach are included in Part II, Item 8. Financial Statements and Supplementary Data.

Our stature as an industry trailblazer in customer engagement is underpinned by an innovative strategy and a forward-looking vision. Our strengths crystallize in the following areas:

•	AI-Driven Technology Infrastructure: Our state-of-the-art technology infrastructure and global data center network unite to form a powerful foundation for AI-driven solutions.
•	Deep Industry Expertise: Our competitive advantage is further enhanced by our deep industry expertise, which allows us to tailor solutions that are not only technologically advanced but also intricately aligned with the specific nuances and regulatory requirements of the industries we serve.

•	Strategic Technology Partnerships: Our robust partner ecosystem includes key players in digital channels, enhancing our ability to deliver efficient, high-impact personalized customer experiences.
•	Globally Deployed Operating Best Practices: We can deliver a consistent, scalable, high-quality experience to our clients' customers from any of our 70 global customer delivery centers and geographically disbursed work from home associate base.
•	Innovative Talent Development and Impact Sourcing: Our talent development strategy seamlessly merges cutting-edge innovation with a commitment to social responsibility.

Clients

We develop long-term relationships with clients globally, including many of the worlds’ iconic brands, Fortune 1000 companies, public sector agencies, and hypergrowth companies. These organizations are in customer intensive industries or sectors, whose complexities and customer focus require a partner that can quickly design and build integrated technology and data-enabled services, often on a global scale. In 2023, our top five and 10 clients represented 36% and 50% of total revenue, respectively. In early 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

In several of our offerings across TTEC Digital and TTEC Engage, we enter into long-term relationships that provide us with a more predictable recurring revenue stream. In our TTEC Digital segment, our CX cloud and managed services technology solution contracts have an average three-year term with penalties in the case a client terminates for convenience. In our TTEC Engage segment, most of our contracts can be terminated for convenience by either party, but our relationships with our top five clients have ranged from 17 to 24 years including multiple programs and contract renewals for most of these clients. In 2023, we had a 95% revenue retention rate for TTEC Engage, versus 97% in 2022.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 6% of our total annual revenue. Expenditures under these supplier contracts represent less than 1% of our total operating costs.

Competition

We are a leading global customer experience outsourcing partner for many of the world’s marquis and disruptive brands, Fortune 1000 companies, and public sector clients. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, principal competitive factors include: client relationships, technology and process innovation, integrated solutions, digital and virtual delivery capabilities, operational performance and efficiencies, pricing, brand recognition, and financial strength.

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

For TTEC Digital our main competitors include global systems integration firms, niche and large-scale technology consulting service providers, and technology companies whose solutions we integrate, deploy and maintain for clients, including Deloitte, Accenture, Infosys, Cognizant, Hitachi Data Systems, Slalom, Globant, ConvergeOne, Nice/Incontact and Five9, among others.

For TTEC Engage, we primarily compete with in-house customer management captive business units and other companies that provide customer experience services, including Teleperformance, Foundever, Telus International, Concentrix, TaskUs, Intouch CX, Conduent, Genpact, Alorica, Ibex and EXL, among others.

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

Data Privacy: We are subject to data protection and privacy regulations in many of the countries where we operate, including the European General Data Protection Regulation ("GDPR"), the California Consumer Protection Act ("CCPA") and other similar U.S. state-level data protection legislation, the Philippine Data Privacy Act (“Republic Act No. 10173”) and other country data protection laws. Certain of our systems, that support clients with special regulatory requirements, also require compliance with Health Information Trust Alliance (“HITRUST”) requirements and Health Insurance Portability and Accountability Act (“HIPAA”) regulations for clients in the healthcare industry; the Payment Card Industry Data Security Standard (“PCI-DSS”) for financial services clients and other clients where we have access to their customers’ payment card information; Federal Information Security Management Act GSA (“FISMA”) and Federal Risk and Authorization Management Program (“FedRamp”) requirements for U.S. federal government clients; and other similar requirements.

TTEC maintains a cybersecurity and data privacy program designed to protect our clients’, their customers’, and our employees’ confidential personal and sensitive information. We have invested in our cybersecurity capabilities to identify, detect, respond to and recover from cyber threats and attacks. These investments help us reduce our vulnerabilities to cyber incidents and minimize their impacts on our operations. They also support compliance with our contractual obligations and the laws and regulations governing our activities. We engage independent auditors to conduct general controls and business process (SOC1 and SOC2) assessments for technology solutions we use in our banking, financial services, and insurance (“BFSI”) and healthcare verticals. We also engage third parties to conduct vulnerability assessment and penetration testing of our technology environments. See "Risk Factors — Uncertainty and inconsistency in relevant privacy and data protection laws, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services and our results of operations.”

Work From Home Regulations: Regulations specific to work from home, which vary among jurisdictions and range from requirements to reimburse costs associated with remote work, to special health and safety mandates, and special government reporting requirements apply to part of our workforce. To comply with these Regulations, TTEC updated its payroll practices and adopted new ways of working, including the use of virtual private networks to access service delivery applications, and remote monitoring and coaching of employees. In the work from home environment, we are not always able to replicate the physical controls we have in place at our delivery centers; therefore, we agree with our clients to implement certain additional controls appropriate to the work from home environment to achieve compliance similar to our delivery centers’ environment. Employees that work from home are required to attest to their understanding and compliance with these controls and with TTEC’s enhanced remote work policy that is designed to address new Regulations and the modified contractual requirements. TTEC works diligently with specialists to stay current on the rapidly changing regulatory environment, but the distributed nature of remote service delivery continues to represent heightened risks of security threats and compliance challenges and there can be no assurance that these risks can be fully contained. See "Risk Factors — Services delivered by employees working from home represent a large portion of our delivery for some of our clients and this change in the operating model may subject us to new untested risks which we cannot always mitigate”.

Other Regulations: TTEC is a labor-intensive business that is subject to complex labor and employment laws established by the U.S. Department of Labor, state and local regulatory bodies, and similar regulators in jurisdictions outside of the U.S. These Regulations govern working conditions, paid time off, workplace safety, wage and hour standards, and hiring and employment practices.

Our public sector work is secured and delivered in compliance with various jurisdiction-specific government procurement regulations, like the Federal Acquisition Regulations (known as “FAR”) and government agency specific supplemental regulations that we comply with when we bid and deliver work for the U.S. federal government.

Our global operations are subject to various domestic and foreign anti-corruption mandates, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business. As a U.S. company operating through non-U.S. subsidiaries, TTEC is subject to foreign exchange control, transfer pricing, cross-border tax Regulations, immigration and customs Regulations that prescribe how funds, goods, and people traverse between TTEC and our foreign subsidiaries. See "Risk Factors — Risks Related to Our Operations Outside of the United States.”

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

We believe that our operations are in substantial compliance with relevant Regulations; but our compliance with Regulations may cause us to make additional capital and operational expenditures, the cost of which we may not always be able to pass to our clients through our pricing structures, and such additional investments could be material to our results of operations, financial position, or cash flows. See "Risk Factors — Risks Related to Our Operations Outside of the United States.”

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

As of December 31, 2023, we had 5 patent applications pending in 5 jurisdictions; and also held 102 U.S. and non-U.S. patents in 9 jurisdictions that we leverage in our operations and as marketplace differentiation for our service offerings. Our trade name, logos, and names of our proprietary solution offerings are protected by their historic use and, in addition, by trademarks and service marks registered in 33 jurisdictions.

Our People

As of December 31, 2023, TTEC had over 60,000 employees, approximately 2,400 of whom are CX professionals serving TTEC Digital clients and approximately 57,600 of whom serve TTEC Engage clients. Approximately 49% of our employees are based in the Asia-Pacific region, 38% in North America (with 37% in the United States), 8% in Central and South America, and 5% in the Europe, Middle East and Africa (EMEA) region. Approximately 61% of our employees were in a work-at-home environment and 39% worked onsite.

For over 40 years, TTEC has championed exceptional customer experiences by prioritizing exceptional employee experiences. We empower our people through investments in their health, wellness, and career growth. It is this commitment that has earned us recognition as a Forbes’ “best place to work” for three consecutive years.

Attracting, developing, and retaining top talent starts with a focus on meaningful engagement and purposeful development. That is why our People Strategy empowers our employees to not only keep pace with the rapidly changing workplace, but also thrive in it.

Talent Development: To support the advancement of our employees and prepare them for the demands of rapidly changing workplace and client requirements, we offer career development-focused programs, technologies, and resources. We invest in career development, providing targeted programs, technologies, and resources centered on developing capabilities from fundamental business skills to AI and digital transformation.  In 2023, we launched a Negotiation Learning Center of Excellence and TTEC Digital Talent programs. Further underscoring our commitment to development, our teams completed over 100,000 hours of professional development in 2023.  Our iAspire™ platform drives our internal mobility program where employees share their ambitions and look for potential job matches within the Company.

Our commitment to development has yielded results: 71% of our 2023 open positions were filled internally, 80% of our leaders have been promoted from within, and we have thousands of employees around the globe with over 5 years of tenure.

Pay for Performance: Our performance management system fosters both professional growth and company success. Our focus on a holistic performance management approach yields award winning employee engagement and satisfaction, improved alignment with company goals, enhanced individual and team performance, and a culture of continuous learning and development.

Our philosophy, closely aligned with our operating rhythm and our Company values, emphasizes:

●	Clear Goal Setting: Regular collaborative goal setting ensures everyone is aligned with strategic objectives and individual development.
●	Consistent Check-Ins, Feedback, and Recognition: Frequent touchpoints provide timely feedback and support, keeping employees engaged and on track. Formal feedback and recognition are encouraged both formally and informally.
●	Quarterly Reviews: In-depth discussions assess progress, identify opportunities for improvement, and celebrate achievements.
●	Targeted Development: We invest in employee growth through personalized development plans and resources.
●	Transparent Compensation: Our "pay for performance" program directly links rewards to contributions, motivating excellence and reflects our commitment to reward short and long-term performance that aligns with and drives long-term stockholder value.
●	In 2023, we made several improvements to more closely link our pay for performance, including Redesigned Empower™, our proprietary performance management tool. The enhanced platform has improved performance and employee retention.

Leadership Development:  Our comprehensive talent development strategy can be easily customized and launched by segment and/or department and enables leaders and teams to plan and build talent capability. Talent planning and development for executive roles is accomplished through a talent review and succession planning process which includes consulting, training, data analytics, calibration, and development recommendations. We evaluate all mid-level managers and above roles, determine top talent and successors, invest in managers’ and their successors’ development, and align their compensation to meet our growth goals. In 2023, we created and launched a People Leader Center of Excellence, a one-stop-shop for onboarding, training and development resources to ensure success of front-line leaders.

Diversity Equity & Inclusion (DEI):  TTEC believes that our differences are one of our greatest strengths, and that the diversity of our employees enables us to innovate how we serve our clients and their diverse customers on six continents.  We outline our commitment and the specific actions we take with respect to DEI in our annual Impact and Sustainability (aka ESG) Report and make that information publicly available.

Employee Health and Wellbeing:  Investing in employee health and wellbeing leads to a happier, healthier, and more productive workforce, contributing to the success of both our employees and the Company. We offer a comprehensive benefits program that includes health insurance and important wellness programs, including mental health support, and other offerings that support the physical, emotional and financial health of people.  In 2023, in addition to our paid time off programs, we held ‘Recharge Week’ to encourage employees to take additional time off to focus on their personal life and wellbeing.

Workplace Safety:  The health and safety of our employees is one of our top priorities. TTEC’s success depends on protecting our employees, visitors, clients and facilities, and our goal is to provide everyone who works for us and with us, a safe and healthy work environment. TTEC employees are required to complete health and safety training when they join the Company and are encouraged to report any concerns they have about health and safety in their work environment. Our Health and Safety management committee tracks employee concerns raised about the state of our facilities anywhere in the world, oversees the trends in reported injuries and post recovery return to work programs. Employees who work from home have access to extensive resources to help them set up and maintain a safe and comfortable work environment at home.

Retention and Turnover: Employee experience and retention remain a top priority for TTEC and are a key driver of financial results of our operations. Our turnover reduction efforts focus on market pay, trained management teams, development programs, career mobility, communication and the work environment and company culture that make employees feel engaged, rewarded, appreciated, informed, and fulfilled in our organization.

Employee Engagement:  We continuously assess employee engagement by gathering employees’ sentiment. We have achieved recognition from Forbes, Newsweek and other organizations that benchmark our employee experience.  We develop and execute annual action plans to adapt and increase employee engagement and the overall employee experience.

ITEM 1A.  RISK FACTORS

This section discusses the most significant factors that could affect our business, results of operations and financial condition. In evaluating our company and our common stock, you should carefully consider the risks and uncertainties discussed in this and the other information contained in this Annual Report on Form 10-K. If any of the risks or uncertainties discussed below actually occur, our business, financial condition, results of operations, or liquidity could be materially adversely affected, and the market price of our stock could decline. The risks described below are not the only risks that our business faces. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition.

We have grouped these risk factors into six categories:

•risks related to our business, our strategy, and our industry;
•risks related to our use of technology;
•risks related to our financial operations;
•risks related to contracting practices, legal and regulatory matters that impact our business;
•risks related to our operations outside of the United States; and
•risks related to ownership of our common stock.

Risks Related to Our Business, Our Strategy and Our Industry

If our business strategy is not successful, our business and financial prospects will be affected

Our growth strategy is based on delivering our contact center outsourcing expertise with our innovative and disruptive AI-enabled technologies, CX consulting, data analytics, client growth solutions, and customer experience focused system design and integration enabled through industry specific client relationships, scaled global delivery footprint, CX partner ecosystem, and strategic M&A. Failure to successfully implement our business strategy and effectively respond to changes in market dynamics may impact our financial results of operations. Our investments in technologies and integrated solution development may not lead to increased revenue and profitability. If we are not successful in creating value from these investments, there could be a negative impact on our operating results and financial condition.

Our market is highly competitive, and we may not be able to compete effectively

Our business performance is dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. Our industry is highly competitive, fragmented, and is experiencing changes. We compete with larger multinational and offshore low-cost service providers that offer similar services, often at highly competitive prices and aggressive contract terms; niche solution providers that compete with us in specific geographies, industry segments or service areas; companies that utilize new, disruptive technologies or delivery models, including AI-powered solutions; and in-house operations of existing and potential clients. The recent consolidation trend in our industry resulted in new competitors with greater scale and broader geographic footprint. They have access to greater financial resources, may have proprietary technology solutions, may be able to absorb more risk in their contract terms, or offer greater efficiencies that may be attractive to our clients and impact our business. The opportunity for new competitors in our industry may expand as new technology emerges and increases in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could adversely impact our market share and profitability.

Based on our forty years of experience in the industry, we believe that key competitive factors in our markets are the quality of service offerings tailored to clients and their customers’ needs, reliable delivery processes and technology and cybersecurity infrastructure, the ability to attract, train, and retain qualified employees, global delivery capabilities, competitive pricing, willingness and ability to accept risks specific to our service delivery, and our ability to differentiate our service offerings. If we are unable to respond to these market factors and compete successfully by providing clients with differentiated services at competitive prices, we could lose market share, which would materially adversely affect our business.

If we cannot adapt our service offerings to changes in technology and market expectations, including effective use of artificial intelligence (AI) in our solutions, our ability to grow may be affected

Our growth and profitability depend on our ability to develop and adopt new solutions that expand our existing service offerings by leveraging new technologies and cost efficiencies in our operations, while meeting rapidly evolving client expectations. We utilize new and emerging technologies, including various AI and GenAI tools, in our service offerings, and as these technologies evolve, some tasks currently performed by our employees may be replaced by automation, chatbots and AI and GenAI tools. These technology innovations have potential to significantly disrupt our business, reduce business volumes and related revenue unless we are successful in adapting and deploying these technologies profitably and adding new services that profit from these technologies. Specifically, some of the chatbot AI solutions have the potential to replace some of our lower tier service offerings and, if we are unable to adopt and timely deploy this AI in our offerings and bring to market new offerings that help clients utilize AI/GenAI, our results of operations will be adversely impacted.

We may not be successful in anticipating or responding to our clients’ expectations in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and technologies offered by our competitors may make our service offerings not competitive, or even obsolete, and may negatively impact our clients’ interest in our services. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

Inability to effectively and rapidly adopt AI/GenAI into our offerings could materially impact our ability to compete, while its use may result in reputational harm and liability

The pressure on ‘speed to market’ for AI and GenAI deployment presents risks and challenges to the business. The rapid evolution of AI/GenAI require us to expend resources to develop new service offerings and implement controls that allow us to utilize GenAI effectively, including investing in processes and professionals with the skills necessary to execute our AI strategy. If we are too slow to market or are otherwise unable to deploy AI and GenAI quickly and effectively into our offerings, we could fall behind our competitors and our ability to win and retain business could be materially impacted, negatively affecting our results of operations and our reputation as innovators. Deploying AI too rapidly without appropriate controls may result in poor client adoption, liability, and reputational damage.

Leveraging AI to potentially improve the internal functions and operations of our business presents further opportunities and risks. The use of AI to support business operations carries inherent risks related to data privacy and security, inadvertent discrimination or other unintended consequences that could result in liability and harm to our reputation.

A large portion of our revenue in our TTEC Engage business is generated from a limited number of clients and the loss of one or more of these clients or significant reduction in their business volumes with us could adversely affect our business

Our TTEC Engage business relies on strategic, long-term relationships with large, global companies in targeted industries and certain government agencies. As a result, our Engage business derives a substantial portion of its revenue from relatively few clients. Our five and ten largest clients, collectively, represented 36% and 50% of our revenue in 2023, respectively, with one client representing over 10% of our revenue.

While we have multiple engagements with our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2024 and 2027; and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our ongoing sales and marketing activities aim to add new commercial and public sector clients and new opportunities with existing clients, there can be no assurance that such additional work can be secured or that it would yield financial benefits comparable to expiring contracts. The loss of all or part of major clients’ business could have a material adverse effect on our financial condition, and results of operations, if the loss of revenue is not replaced with profitable business from other clients.

For example, in early 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support. This decision may have a material impact on our future results of operations, if we are unable to replace these service volumes with work for other financial services clients or with different work for this client.

We serve clients in industries that have historically experienced a significant level of consolidation. If one of our clients is acquired (by a new owner or by another of our clients) our business volumes and revenue may materially decrease due to the termination or phase out of an existing client contract, volume discounts, or other contract concessions which could have an adverse effect on our business, financial condition, and results of operations.

A large portion of our revenue in our TTEC Digital business is generated from technology partners whose products’ reliability and risk allocation practices may adversely impact our business

A large portion of our TTEC Digital revenue is tied to our partnerships with providers of customer management technology solutions. These partners designate us as their preferred system integrator, and implementation and maintenance partner, recommending us to their technology platform customers, and providing us with sales leads for services and technology resale opportunities. Our profitability, therefore, often depends on the health of these partnerships, and the effectiveness and stability of these third-party technology platforms, as well as on how these solutions are perceived by the market.

Clients, who buy these third-party solutions and related services from the Company, hold us responsible for the stability and reliability of these platforms, as well as for any losses or damages arising from system outages and cybersecurity incidents, involving these third-party solutions. Because we do not have control over the stability or the reliability of these technology solutions, we seek back-to-back indemnifications from the technology partners for liabilities caused by their systems that we cannot control or mitigate. If our technology partners’ solutions lag in innovation, do not meet customer expectations in functionality, or have stability or reliability issues, or if our back-to-back indemnities with technology partners for exposures that we cannot control or mitigate fail to fully cover our liabilities to our clients, or if these partners do not honor their indemnity obligations our results of operations may be materially impacted.

As our Digital business clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be impacted

Some of our TTEC Digital clients are rapidly transitioning their IT functions from on premises platforms that we help them support to public cloud solutions and SaaS services. They rely on us for these transitions, which contribute to the growth of our higher margin consulting services, while at the same time impacting our future revenue from managed IT services, and system hardware and software resales. If we cannot continue to replace our resale and maintenance revenue with higher margin Digital consulting services, our results of operations in the Digital business may be impacted.

Services delivered by employees working from home represent a large portion of our delivery for some of our clients and this change in the operating model may subject us to new untested risks which we cannot always mitigate

Over the last several years, we significantly expanded our work from home remote delivery. Some of the services we provide are subject to stringent regulatory requirements, and our inability to continuously monitor how our employees deliver services, when working remotely, may impact our compliance in certain lines of business. Remote service delivery, in certain lines of our business, may also expose us, our clients, and their customers to a heightened risk of fraud, because early detection of inappropriate behavior could be impaired, when employees work outside of our delivery centers.

For example, in 2023, we discovered what we believe to be an isolated wage arbitrage scheme: a few remote employees held multiple jobs, used non-employees to perform their work, and shared wages. Our investigation did not uncover evidence that this unauthorized access to clients’ systems and customer data resulted in harm, as the goal of the scheme appeared to be access to wages and not misuse of data; but notifications to affected clients, their customers, and relevant regulatory agencies resulted in litigation. In response to the incident, we implemented enhanced employee identification and geolocation measures to monitor identity and work location for employees who work remotely, and to expedite detection and mitigation of potential similar schemes in the future. While we believe these mitigation measures to be sufficient, there can be no assurances that our detection and prevention measures will always be adequate to eliminate other possible schemes.

Employees who work from home rely on residential communication and internet providers that may not be as resilient as commercial providers and may be more susceptible to service interruptions and cyberattacks, which may also make our information technology systems vulnerable, when interfacing with these residential environments. Although we have continuously evolved our business continuity and disaster recovery plans and processes to focus beyond our delivery centers to include remote delivery, these plans and processes may not work effectively in a distributed remote delivery model, where weather impacts, internet access and power grid downtime may be difficult to manage and where system redundancies are not possible.

Over the years, we have established strong operational and administrative controls over our business that focused on our physical locations; and although these controls are evolving to reflect our growing mix of delivery centers and remote delivery, they may not always provide effective safeguards for a large-scale work from home delivery model. We may not be effective in timely updating our existing controls nor implementing new controls tailored to the work from home environment. For these and other reasons, our clients may be unwilling to continue to allow us to deliver our services remotely. If we are unable to manage our work from home environment effectively to address these and other risks unique to remote service delivery, or if we cannot maintain client confidence in our work from home environment, our reputation and results of operations may be impacted.

Remote work for an extended period of time may impact our culture and employee engagement within our Company, which could affect productivity and our ability to retain employees critical to our operations. Certain jurisdictions where we do business have regulations specific to work from home, which adds complexity and cost to our service delivery. All these various risks and uncertainties can have impacts on our operations and financial results.

If our clients are unable to accurately forecast demand for our services, we may not be able to forecast the level of effort and delivery center capacity required to support their businesses which could impact our delivery and results of operations

We rely on client demand forecasts to make timely staffing level decisions and investments in our delivery centers and work from home technologies. This information is critical to our successful execution and profitability maximization. We can provide no assurance that our clients will continue to provide us with reliable demand forecasts; nor that we will continue to be able to maintain desired delivery center capacity utilization and work from home delivery mix. If we are unable to dynamically adjust to changes in clients’ demand forecasts, if our facilities and staff utilization rates are below expectations or if unexpected shifts in demand make it difficult to right size our real estate and staffing commitments quickly, our high-fixed costs of operation or the loss of business because we cannot support capacity may cause our financial conditions and results of operations to be adversely affected.

Pricing of our services in our Digital business is contingent on our ability to accurately forecast the level of effort necessary to deliver our services, which is sometimes dependent on information that can be inaccurate or developments outside of our control. The errors in our level of effort estimations could yield lower profit margins or cause projects to become unprofitable, resulting in adverse impacts on our results of operations.

If we cannot recruit and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected

Our business is labor intensive and our ability to recruit, train, and retain employees with the right skills, at the right price point, and in the timeframe required by our client and project schedule commitments is critical to achieving our growth objectives. Demand for qualified personnel with multi-lingual capabilities and fluency in English may exceed supply. Demand for highly skill technical staff with experience that reflects emerging technologies can also be limited. While we invest in employee retention, our industry is known for high employee turnover, and we are continuously recruiting and training replacement staff.

We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services. In the United States, however, our Engage business is confronted with a patchwork of ever-changing minimum wage, mandatory time off, paid medical leave, and rest and meal break laws at the state and local levels. As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust how we do business or pass cost increases to our clients.

Inflationary wage pressures, recently tempered with recessionary fears but still ongoing, in many jurisdictions where we hire may continue to make it difficult for us to meet our contractual commitments on multi-year client contracts that do not have wage escalation provisions or may make such contracts not profitable.

Our employees may fail to adhere to operational controls or may engage in fraud, which could subject us to liability and negatively impact our client relationships and reputation

We depend on our employees to follow strict processes and controls when delivering services to our clients and their customers. Although we believe our controls are effective and our employees are trained in their responsibilities before they have access to our and our clients’ environments and data, when managing a team of over 60,000, we cannot prevent all misconduct. When our employees disregard or intentionally breach our or our client’s established controls, acting alone or in collusion with others, we are responsible to our clients for resulting impacts, and could be subject to significant liability, fines, and penalties that could impact our financial performance and our reputation.

Unauthorized access to or through our information systems to clients’ operating environments and/or disclosure of sensitive or confidential information of our clients or our clients’ customers, other losses resulting from acts or failure to act by our employees and our failure to quickly detect and deter negligence, fraud, criminal activity or other misconduct could lead to negative publicity and damage to our reputation, loss of our clients’ trust, contractual and regulatory liability, loss of business and market share, impacting results of our operations and financial condition.

Long sales cycles in some parts of our business can lead to a long lead time before we receive some of our revenue

We often face a long selling cycle to secure contracts with new clients or contracts for new lines of business with existing clients. When we are successful in securing a new client engagement, it often starts with small volumes and the prospect of growing over time. New client engagements are generally followed by a long implementation period when clients must give notice to incumbent service providers or transfer in-house operations to us. There may also be a long ramp-up period before we commence our services, and under most of our contracts we receive no revenue until we start performing the work. Prolonged ramp-ups require investment that may not be recovered until future performance periods. If we are not successful in winning work after a prolonged sales cycle, or in maintaining the contractual relationship for a period of time necessary to offset new project investment costs and appropriate return on that investment, the investments we make into onboarding new clients may have a material adverse effect on our results of operations.

Our growth strategy includes further expansion of our offerings to public sector clients. The procurement process for government entities can often be more challenging and longer than contracting in the private sector, including upfront investment to position for opportunities and respond to requests for proposal. If we are unable to manage our public sector business development effectively and are not successful in winning and renewing that work, despite the investments we make, our public sector work could adversely impact our profitability and results of operations.

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

If we are unable to maintain a geographically diverse footprint, our profitability may be adversely affected

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

The current outsourcing trend may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business

Our growth depends, in large part, on the willingness of clients to outsource customer care and management services to companies like us. There can be no assurance that the customer care outsourcing trend will continue especially in the current economic climate; and clients may elect to perform these services in-house or rely on emerging technologies for some of the services they currently outsource to us. Reduction in demand for our services and increased competition from other providers, technologies and in-house service alternatives could create pricing pressures and excess capacity that would have an adverse effect on our business, financial condition, and results of operations.

Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases

If global economic conditions continue to deteriorate, we could experience reduction in demand for our services and increased pressure on revenue and profit margins. Our business volumes are impacted by consumer sentiment, and the current inflationary and recessionary pressures are impacting consumer demand for our clients’ products and services, which can have direct impact on the demand for our offerings. The cost increases of our services due to growing labor costs and social pressures on our clients to utilize their own staff for services, instead of laying off employees, while outsourcing work, may cause clients to bring the previously outsourced services in-house.

Current geopolitical tensions could continue to escalate, which could have unpredictable consequences on our business. For example, our business could be negatively affected by further escalation in the Russian-Ukrainian conflict, as it can impact our European operations and our European clients’ demand for our services; the regional escalation of the Gaza Israeli conflict and other escalations in the Middle East, including Iranian strikes on U.S. targets, may impact our operations in Africa; continuing tensions with China could impact our delivery centers in the Asia-Pacific region, especially in the Philippines; while ongoing tensions between India and Pakistan can impact our operations in the Indian provinces near the Pakistani border. Natural disasters in locations where we have employees and operations, like the Philippines, Mexico, and the east, west and gulf coasts of the United States, can also have significant negative impacts on our ability to deliver services and our reputation for stable service delivery. Finally, widespread outbreaks of infectious diseases, like the COVID-19 pandemic, would impact our global operations, our delivery capabilities and our clients’ demand for services.

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

•	Inability to integrate acquired companies effectively and realize anticipated acquisition benefits;
•	Diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•	Inability to appropriately scale critical resources to support the business of the expanded enterprise;
•	Inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of our operations;
•	Impact of liabilities, compliance failures, or ethical issues of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
•	Failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single service provider or to stay with the acquirer post-acquisition;
•	Impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;
•	Inadequate or ineffective internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies; and
•	Reduced revenue and income and resultant stock price impact due to divestiture transactions.

While we consider these transactions to improve our business, financial results, and shareholder value over time, there can be no assurance that our goals will be realized.

Risks Related to Our Use of Technology

A disruption to our information technology systems could adversely affect our business and reputation

Our business relies extensively on cloud and on-premises technology platforms and third-party software solutions to serve our clients and to conduct our business. These information technology systems are complex and may, from time to time, get damaged or be subject to performance interruptions from power outages, telecommunications failures, cybersecurity failures and malicious attacks, or other catastrophic events. They may also have design defects, configuration or coding errors, and other vulnerabilities that may be difficult to detect or correct, and which may be outside of our control. If the Company’s information technology systems fail to function properly, the Company could incur substantial repair, recovery or replacement costs and experience data loss and significant liability for disruption of clients’ operations, all or any of which could result in material impediments to our ability to conduct business and would damage the market’s perception of the reliability and stability of the Company and our service offerings.

In addition, an information system disruption could result in us failing to meet our contractual performance standards and obligations, which could subject us to liability, penalties, and contract termination. Our agreements with third-party technology and software providers often have limitations of liability that do not fully protect us against liability to our clients that we may incur due to the technology failures. Any of these events or a combination of several may adversely affect our reputation and financial results.

Cyberattacks, cyber fraud, or unauthorized data access could harm us or our clients and result in liability, and could adversely affect our business and results of operations

Cyberattacks. Our business involves the use, storage, and transmission of clients’, their customers’, and our employees’ information. We also monitor and support information technology systems for certain clients through cloud-based and on-client-premises managed services model. While we believe that we take reasonable security measures to prevent the unauthorized access to our information technology systems and to our clients’ systems, and to protect the privacy of personal and proprietary information that we access and store, our security controls over our systems have not prevented in the past and may not prevent in the future improper access to these systems or unauthorized disclosure of this information. Such unauthorized access or disclosure could subject, and in the past has subjected us to significant liability under relevant laws, our contracts, and our licenses to perform certain regulated services; and could harm our reputation, resulting in material impacts to our operations, loss of future revenue and business opportunities. These risks may further increase as our business model now relies on a higher percentage of work delivered from home, in addition to our traditional delivery center model. The risks may also increase, as we expand geographically into new locations, where cybersecurity is difficult to assure.

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

For example, in 2021, we experienced two significant cybersecurity incidents. One involved a global supply chain compromise that impacted thousands of companies worldwide, including a TTEC Digital subsidiary and its managed services clients. Another involved a ransomware attack that temporarily disrupted the TTEC Engage business. Although neither of these incidents resulted in material impact on our results of operations in 2021, there can be no assurances that future cybersecurity incidents, which are unavoidable, would not have material impact on our results of operations. Following these cybersecurity incidents, we have made and continue to make significant investments to enhance our information technology environment, but there can be no assurances that investments made to date and the investments planned to be made in the future would be sufficient to prevent future cybersecurity incidents.

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

Significant interruptions in communication and utility services provided to us by third-party vendors could adversely impact our business

Our business is dependent on third parties for communications services, information technology systems, access to cloud networks, electric and other domestic and foreign third-party utility service providers. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions through procurement rigor in how we select these partners and by investing in multi-layered redundancies, but there can be no assurances that the mitigation strategies and redundancies we have in place would be sufficient to maintain operations without disruptions, especially as we deliver more services remotely, because conventional redundancy strategies are less effective in work from home environments.

Rapid adoption of AI/GenAI technology into our offerings could result in reputational harm and liability

We are increasingly incorporating AI technologies into our business and have endeavored to stand up appropriate governance and controls for their use. As with many disruptive technologies, however, AI presents risks and unintended consequences that could affect its adoption. Social, ethical and regulatory issues related to the use of AI/GenAI in our offerings may result in reputational harm, liability impacts on our results of operations.

Most AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, decision-making bias of AI algorithms, security challenges, protection of privacy for personal identifiable information, content labeling and an effective use governance has not yet been perfected. While efforts are being made to deploy AI/GenAI responsibly with appropriate controls, our ability to do so effectively cannot be guaranteed. If our solutions incorporating AI/GenAI are flawed, they may cause harm to our clients or their customers and could impact our reputation and results of operations.

The regulatory landscape surrounding AI and GenAI technologies is rapidly evolving, and how these technologies will be regulated remains uncertain. Such regulations may result in significant risks and operational costs which would impact our profitability and results of operations.

Our growing reliance on third parties for data, cloud and SaaS services could adversely impact our business

As we continue to transition and consolidate our information technology and data repositories from on premises IT and data centers controlled by us to public cloud and SaaS providers, the vulnerability of our business to the reliability of these third parties is increasing. We have taken steps to mitigate our exposure to service disruptions from these third-party providers but there can be no assurance that these service providers can maintain security, confidentiality, availability and integrity of products and services on which we rely. The failures of these third parties to meet their service level commitments to us because of cybersecurity or data breaches, inadequate information technology infrastructure, insufficient updates to software, non-conformance to servicing standards and other reasons for their business operations’ disruption can damage our reputation and cause financial losses to us, impacting our results of operations.

Risks Related to Our Financial Operations

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including our delivery centers’ utilization; investment in our work from home environment; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; offshoring of certain corporate functions; and the use of automation for standard tasks. Our ongoing cost management measures must be balanced against the need for investment to support our growth, technology transformation in our business, and increasing cybersecurity threats. The cost management measures are also being impacted by inflationary pressures in the economies where we do business. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, if we manage our costs at the expense of investments necessary to grow and protect our business, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Our leverage and debt service obligations may adversely affect our business and financial condition

As of December 31, 2023, we had $995.0 million of borrowings outstanding and a maximum borrowing capacity of up to $1.5 billion in the aggregate under our credit facility.

On February 26, 2024, we amended our credit facility to increase the net leverage ratio covenant, for a period starting with the quarter ending March 31, 2024 through the quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and reduced the total lenders’ commitment from $1.5 billion to $1.3 billion. See, disclosure under Item 9B. Other Information, in this Annual Report on Form10-K.

Our indebtedness could have adverse consequences on our business and financial condition, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
•	exposing us to increased interest expense;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions and general corporate or other purposes;
•	limiting our ability to pay dividends and make other distributions;
•	increasing our vulnerability to adverse economic, industry or competitive developments; and
•	placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Our ability to satisfy our debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to service our debt and satisfy our other obligations. As a result, we may need to enter into additional financing arrangements to obtain the necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt and the lenders could declare such debt due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

We are subject to customary financial and operating restrictions built into our credit agreement

Our credit agreement includes a number of financial and operating restrictions. For example, our credit agreement requires us to meet financial ratios, including leverage ratios and an interest coverage ratio, among others. Our credit agreement also contains provisions that restrict our ability to, among other things, create liens on our assets; dispose of assets; engage in mergers or consolidations, and pay dividends or to make other distributions to our stockholders, or repurchase shares of our common stock. These provisions may competitively disadvantage us relative to other companies, and adversely impact our ability to conduct our business. Potential important opportunities or transactions, such as significant acquisitions, may require the consent of our lenders.  In addition, our failure to comply with these covenants could result in a default under the credit agreement.

Inflation and changes in the cost or availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations

We have experienced increases in labor costs due to inflationary pressures and due to the competition for labor in many jurisdictions where we do business continuing to be acute. Inflation is also causing notable increases in our other critical operating costs. Many of our long-term contracts do not allow for escalation of fees, as our operating costs increase; and those that do allow for escalations do not always provide for rate increases comparable to cost increases that we are experiencing now and likely to experience in the future. There is no assurance that we will be able to fully offset cost increases through cost management or price increases, especially given the current highly competitive environment in our industry. Our clients are also experiencing economic pressures, and faced with cost increases from us, may take over the delivery of the services we historically performed for them or engage less expensive providers. If we are not able to increase our pricing or otherwise offset our increased costs while maintaining our market share, our operating results and profitability could be adversely affected.

Our results of operations may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from delivery centers or with remote employees based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars, British pounds, or Euros, while the costs incurred to deliver these services are incurred in the functional currencies of the country of operations. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, but approximately 14% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business

We are subject to income taxes in the United States and in certain foreign jurisdictions where we operate or where clients benefit from our services. Increases in income tax rates or other changes in income tax laws could reduce our after-tax income from the relevant jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income, and many of the other countries where we have significant operations have recently made or are actively considering changes to existing tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings.

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

Our ability to use our net operating losses or U.S. federal tax credits to offset future taxable income may be subject to certain limitations.

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

We have incurred, and may in the future incur, impairments to goodwill, long-lived assets or strategic investments, which impacts our financial results of operations

As a result of past acquisitions, as of December 31, 2023, we have approximately $809.0 million of goodwill and $198.4 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future, which could have material adverse effects on our financial condition or results of operations.

Risks Related to Contracting Practices, Legal and Regulatory Matters that Impact Our Business

Our financial results may be impacted by changes in laws/regulations, and our failure to comply with laws/regulations relevant to our business

Our business is subject to extensive, and at times conflicting, regulations by the U.S. federal, state, local, foreign national, and provincial authorities relating to confidential client and customer data, data privacy, customer communications, and telemarketing practices; licensed healthcare, financial services, collections, insurance, and gaming/gambling support activities; trade restrictions and sanctions, tariffs, import/export controls; taxation; labor regulations, mandatory healthcare and wellness regulations, wages, breaks and severance regulations; health and safety regulations; disclosure obligations; and immigration laws, among other areas.

As we provide services to clients’ customers residing in countries where we do not have in-country operations or if we use telecommunication channels and airways in countries where we do not have physical presence, we may also be subject to laws and regulations of these countries. Costs and complexity of compliance with existing and future regulations that could apply to our business may adversely affect our profitability; and if we fail to comply with these mandates, we could be subject to contractual, civil and even criminal liability, monetary damages and fines. Enforcement actions by regulatory agencies could also materially increase our costs of operations and impact our ability to serve our clients.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use and how we use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Uncertainty and inconsistency in relevant privacy and data protection laws, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services and our results of operations

During the last several years, there has been a significant increase in data protection and privacy regulations and enforcement activity in many jurisdictions where we and our clients do business. These regulations are often complex and at times they impose conflicting requirements among different jurisdictions that we serve. For example, the European Union’s General Data Protection Regulation (GDPR) imposes data protection requirements for controllers and processers of personally identifiable information collected in Europe, while the California Consumer Privacy Protection Act (CCPA), and other similar acts in other U.S. states imposed similar regulations protecting state residents with a different reach. We are also subject to the terms of our privacy policies and client contractual obligations related to privacy, data protection, and information security. There is an increased focus on automated processing and services delivered with the use of AI and GenAI tools that may lead to increased regulatory oversight and restrictions that could have an impact on our business.

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

For example, the New York Department of Financial Services, which regulates some of our licensed activity, issues its own cybersecurity mandates in addition to those issued by the state of New York and other states that oversee our activities; while the U.S. federal government is considering new national data privacy mandates which would overlap with, contradict or supersede certain state requirements. Our public sector clients also established and continue to evolve certain cybersecurity and technology resilience mandates, such as FedRamp and StateRamp, that impact our business and cost of our business delivery. Failure to comply with all privacy, data protection and cybersecurity laws and regulations that are relevant to different parts of our business have resulted in, and may result in future legal claims, significant fines, sanctions, or penalties, or loss of licenses; and may increase our cost of operations, make it difficult for us to secure business or efficiently serve our clients. Compliance with these evolving regulations requires significant investment which impacts our financial results of operations.

Well publicized security breaches have led to enhanced government and regulatory scrutiny of the measures being taken by companies to protect against cyberattacks and have resulted in heightened cybersecurity requirements, including additional regulatory expectations and the oversight of vendor activity for licensed service providers, and service providers to public sector clients. Unauthorized disclosure of sensitive or confidential client, their customers’, and our employees’ data, whether through third party breach of our systems or due to negligence or intentional acts of insiders, has exposed us in the past and could expose us in the future to costly litigation and regulatory enforcement. It could also impact our reputation and cause us to lose clients, which could adversely affect our financial condition and results of operations.

Wage and hour class action lawsuits can expose us to costly litigation and damage our reputation

The customer care business process outsourcing industry in the United States is a target of plaintiffs’ law firms that specialize in wage and hour class action lawsuits against large employers by soliciting potential plaintiffs (current and former employees) with billboard and social media advertising. The plaintiffs’ law firms seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of their clients, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. The cost of defending litigation for these large class action lawsuits has been and will continue to be significant. Because we hire large numbers of employees in the United States and our industry has large turnover, the potential size of plaintiffs’ classes in these wage and hour lawsuits can be considerable, creating potential material risks to the cost of our operations. As we continue to hire more employees in the United States, and grow our operations in California, where the number of wage and hour class action lawsuits is larger than in many other states combined and where verdicts in these lawsuits are very large, our results of operations may be material impacted by these lawsuits.

Contract terms typical in our industry can lead to volatility in our revenue and profitability

Many of our Engage business contracts require clients to provide monthly forecasts of volumes, but no guaranteed or minimum volumes or revenue levels. Such forecasts vary from month to month, which can impact our staff and space utilizations, our cost structure, and our profitability.

Many of our contracts, although long term, have termination for convenience clauses with short notice periods and no guarantees of minimum revenue levels or profitability, which could have a material adverse effect on our results of operation, if clients terminate a contract or materially reduce customer interaction volumes on short notice.

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

Not all our contracts allow for escalation of fees as our cost of operations increase. Moreover, those that do allow for such escalations do not always allow increases at rates comparable to the increases that we experience due to rising minimum wage mandates, related payroll cost increases, increased technology costs of work from home environments, and the increasing costs of evolving regulatory requirements. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service, our business, financial conditions, and results of operation could be materially impacted.

We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be subject to penalties, credits, refunds or contract terminations, which could adversely affect our revenue and harm our reputation.

Broad Indemnification obligations required in some of our contracts for losses or damages outside of our control in the clients’ environment that can be tied indirectly to our services may make some of our contracts unprofitable and may materially impact our results of operations.

The trend of clients seeking to transfer growing cybersecurity, data privacy and emerging technologies related risks to service providers could significantly impact our operations and profitability

As cybersecurity incidents and data breaches are becoming more common and often impossible to avoid, clients are looking to their service providers, like us, to cover their cost of these incidents. Many of the services we provide are performed in the clients’ and not in our information technology environments and security incidents that clients experience may have many causes and many contributory factors, most of which are unrelated to our activities or involve situations that we cannot control or mitigate. Yet, clients are increasingly seeking for service providers, like us, to accept unlimited liability for incidents that we did not cause but which our errors or omissions may have contributed to, in part. While clients expect the inclusion of emerging technologies, including AI and GenAI in our services offerings, they often are not positioned to nor wish to mitigate or assume responsibility for the often uncertain risks associated with such technologies, expecting us to assume that risk. Potential liability and related cost in connection with these risk transfers are often unpredictable, cannot be easily quantified or priced, and cannot always be insured. If we are unable to negotiate reasonable contractual terms with our clients where liabilities for our services are reasonably allocated to events that we can impact, control or mitigate, we may have to decline business opportunities or incur significant liability that would have impact on our results of operations.

The growing use of AI/GenAI in our offerings and evolving uncertainty of regulatory environments impacting such offerings may impact our costs of doing business and reputation

Regulations on the use of AI/GenAI technologies are rapidly evolving across jurisdictions where we do business. The uncertainty and inconsistencies of these evolving regulatory environments may increase costs and our liability related to our use of AI and the use of AI by our clients. While we have taken a responsible approach to how AI/GenAI is included in our offerings and in our business, there can be no assurances that future AI regulations would not adversely impact us or conflict with our approach to AI, including affecting our ability to offer AI/GenAI in our service offerings without costly investments in modifications to our offerings and additional compliance requirements, impacting our results of operations or our reputation.

Challenges in protecting our intellectual property and its infringement by others may adversely impact our ability to innovate and compete

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

Our inability to timely secure or maintain licensing required to perform certain regulated services may significantly impact our results of operations

Some of the services we provide for our healthcare, financial services, gaming, and other highly regulated clients require for some of our legal entities, directors and officers of these entities, and employees who perform the services to be licensed by authorities that oversee these regulated activities. These licensing requirements vary among jurisdictions where we provide services; and the ongoing compliance requirements to maintain and renew these licenses also varies and change often. Our ability to maintain these licenses and to comply with various evolving regulations that underpin the licensing requirements depends on many factors, not all of which we control; and the cost of this compliance can be significant. Failure to comply with all regulations in one jurisdiction may impact our licensing status with regulators in other jurisdictions. Our ability to secure and maintain these licenses and to do so timely cannot always be assured and depends on many factors, some of which we cannot control. If we are unable to maintain these licenses, if we fail to comply with ever evolving regulations in all the jurisdictions where we deliver regulated services, or if we are unable to meet the regulatory requirements, we may lose significant business opportunities or breach ongoing contractual obligations, which could have material advice impact on our results of operations.

Risks Related to Our Operations Outside of the United States

We face special risks associated with international operations

An important component of our business strategy is our global delivery model and our continuous international expansion. In 2023, we derived approximately 30% of our revenue from operations outside of the United States. We deliver services to clients from 22 countries on six continents and the expansion to at least five additional countries is being considered in coming years. Conducting business outside of the United States and in many global locations at the same time is subject to a variety of risks, including:

•	inconsistent regulations, licensing requirements, prescriptive labor rules, corrupt business practices, restrictive export control and immigration laws, which may result in inadvertent violation of laws that we may not be able to immediately detect or correct; and which may increase our cost of operations as we endeavor to comply with laws that differ from one country to another;
•	uncertainty of tax regulations in countries where we do business may affect our costs of operation;
•	longer payment cycles, especially during economic downturn, could impact our cash flows and results of operations;
•	political and economic instability, and unexpected changes in regulatory regimes could adversely affect our ability to deliver services and our ability to repatriate cash;
•	currency exchange rate fluctuations and restrictions on currency movement or negative tax consequences triggered by such movement could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars; and if we are forced to maintain assets in currencies other than those that we use for payment of our operating expenses;
•	infrastructure challenges and lack of sophisticated disaster and pandemic preparedness in some countries where we do business may impact our service delivery; and
•	armed conflicts, terrorist attacks or civil unrest in some of the regions where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

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

Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks

Our business model is dependent on our ability to locate a significant portion of our delivery and corporate functions in low-cost jurisdictions around the globe. Our dependence on our delivery centers and corporate support functions in areas subject to frequent severe weather, natural disasters, health and security threats, and arbitrary government actions represents a particular risk. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of the locations where we do business may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not always be effective, particularly if catastrophic events occur; and business interruption insurance that we procure to address some of these risks may not always be available or may not be affordable.

For these and other reasons, our geographic concentration in locations outside of the United States, especially in the Philippines, India, Mexico, and Bulgaria could result in a material adverse effect on our business, financial condition and results of operations.

We may face new risks as we expand into countries where we have no prior experience

Our clients demand service providers who can support them anywhere in the world and sometimes, to maintain competitiveness, we must establish new operations, quickly, in countries where we previously have not done business. New market entry is fraught with operational, security, regulatory compliance, safety, and corruption risks, and these risks are exacerbated when new operations are launched quickly. We have experience in new market entry around the globe, but there can be no assurance that new operations in new countries would not result in financial losses, operational instability and reputational impact. If we elect not to follow our clients to markets where they wish to have services, we may lose lucrative contracts, including contracts in multiple jurisdictions where we have experience, or to competitors who are already established in the markets new to us, which would impact our financial results of operations.

Risks Related to Ownership of Our Common Stock

The price and trading volumes of our common stock may fluctuate significantly due to many factors, some of which we cannot control

Our common stock trades on Nasdaq under the symbol “TTEC.” In recent years, the market value of our stock has fluctuated significantly due to many unrelated factors. Our results of operations directly impact the value of our stock, but many developments affecting the CX solutions industry in general, and not directly related to us or controlled by us, may also have material impact on our stock value. For example, our stock value may be impacted by:

•	the performance of others who offer similar services and how their performance is perceived by investors and analysts in comparison to our performance;
•	general economic, industry and market conditions;
•	acquisitions or consolidation in our industry;
•	our capital structure, including the amount of our indebtedness, as it compares to others in our industry;
•	changes in key personnel;
•	changes in market valuations of similar companies;
•	the depth and liquidity of the market for our common stock;
•	fluctuations in currency exchange rates;
•	our dividend policy as it compares to the dividend policies of other similar companies;
•	investors’ perception about our industry in general, and about our business and our management team;
•	the adequacy of our ESG practices;
•	the passage of adverse legislation or other regulatory developments in countries where we do business;
•	the stock market fluctuations due to geopolitical events, energy prices or terrorist activities; and
•	the impact of the factors referred to elsewhere in “Risk Factors.”

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

There can be no assurance that we will continue to declare dividends or repurchase our shares or the cadence or levels of these activities

Our Board of Directors has declared biannual dividends since 2015; and from time to time, in the past, we repurchased our shares, as an alternative method of providing returns to our stockholders. Our Board’s decisions regarding the payment of dividends or share repurchases are made in the best interest of all stockholders in compliance with relevant laws, and depend on many factors, including our financial condition and earnings from operations; capital requirements for operation and technology investments and acquisitions; debt service obligations; market price of our shares; industry practice; legal and regulatory requirements; changes in U.S. federal, state, and international tax or corporate laws; covenant restrictions in our credit facility; changes to our business model, and other factors that our Board may deem relevant.

Our dividend policy and share repurchase practices may change from time to time, and there are no assurances that we will continue to declare dividends or repurchase shares. A reduction or suspension in our dividend payments could have a negative impact on the price of our common stock.

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

Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our Company, potentially depressing the price of our common stock

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	provide that special meetings of our stockholders may be called only by our Chairman, TTEC President or our board of directors;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•	permit the board of directors to establish the number of directors on our board; and
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our Company, as it imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our Chairman and Chief Executive Officer controls a majority of our stock and has control over all matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 59% of our common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy. He can elect all of the members of our board of directors, effect stockholder actions by written consent in lieu of stockholder meetings, and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the occurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock.

The interest of Mr. Tuchman may not always coincide with the interest of our other stockholders, and Mr. Tuchman may seek to cause the Company to take actions that might involve risks to our business or adversely affect us or our other stockholders. For example, Mr. Tuchman’s control of TTEC could delay or prevent a change in control, merger, consolidation, or sale of all or substantially all our assets that our other stockholders support, or conversely, Mr. Tuchman’s control could result in the consummation of a transaction that not all of our other stockholders support. As a controlling stockholder, Mr. Tuchman is generally entitled to vote his shares as he sees fit, which may not always be in the interest of our other stockholders. This concentrated control could also discourage investors from acquiring our common stock or initiating change of control transactions, which could depress the trading price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy.  The Company recognizes the critical importance of maintaining the trust and confidence of our clients, business partners, and employees, and has developed an information security program to address material risks from cybersecurity threats. We have implemented a cross-functional approach to preserving the overall integrity of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to security incidents when they occur, while also maintaining controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

The Company relies on a comprehensive Enterprise Risk Management (“ERM”) program, which includes cybersecurity as an important component. Our cybersecurity program is focused on the following key areas:

Risk Assessment. The Company engages in periodic cybersecurity and technology resilience risk assessments based on methodology and guidance from a recognized national standards organization; and utilizes periodic risk-based analysis for adopting, maintaining and adjusting appropriate security controls to address such risks.

The following factors, among others, are considered by the Company in assessing its cybersecurity risks, mitigation, and remediation strategies: the likelihood and severity of risk; impact on the Company and others, if a risk materializes; feasibility and cost of controls; and impact of controls on operations and on others. The specific controls used by the Company vary based on the systems involved, but usually include firewalls, intrusion prevention and detection systems, anti-malware technical safeguards and access controls, endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), and vulnerability and patch management.

The Company periodically tests its cybersecurity policies, standards, processes, and practices. These testing efforts conducted by our in-house security teams and by third-party security firms include audits, assessments, tabletop exercises, threat modeling, penetration testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. Individual controls are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Independent Assessments. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness.

Third-Party Risks. The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Business Continuity and Incident Response. The Company has established and maintains comprehensive business continuity, disaster recovery, and incident response plans that address the Company’s response to cybersecurity incidents. We conduct periodic tabletop exercises and other testing of these plans to enhance incident response preparedness for potential disruption to technology we rely on in our business.

Education and Awareness. The Company provides regular, mandatory training for personnel on cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices. The training includes phishing and smishing exercises.

Although the Company has confidence in the security measures and processes it deploys to protect its environment from cybersecurity threats, neither the Company nor the third parties it relies on may be able to fully, continuously, and effectively implement security controls as intended. As stated above, we utilize a risk-based approach and judgment to determine which security controls to implement, and it is possible we may not implement appropriate controls if we fail to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, but not fully eliminate, risks, and events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Governance.  The Company’s Board of Directors (the “Board”), in coordination with its Audit Committee, oversees the Company’s overall ERM process, and has delegated the management of risks arising from cybersecurity threats to the Security & Technology Committee, which regularly interacts with the Company’s Chief Security Officer (“CSO”), Chief Information Officer (“CIO”), the Chief Privacy and Regulatory Compliance Officer, Chief Legal & Risk Officer, and other members of management. The Security & Technology Committee receives regular reports on the Company’s cybersecurity risks, vulnerability assessments, third-party and independent reviews, among other relevant information.

The Board and its Security & Technology Committee also receive prompt and timely information regarding any cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incidents until they have been addressed. At least annually, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s CSO, CIO, and Chief Legal & Risk Officer, and other members of management.

The CSO, in coordination with other members of TTEC executive leadership team, works collaboratively across the Company to implement a cybersecurity program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and respond to cybersecurity incidents.

Our CSO holds an undergraduate degree in Computer Science and has served in various information technology and information security roles, including serving as the CISO/CSO for two public companies as well as various leadership roles in two medium sized private companies over the last 30 years.

Our CIO holds an undergraduate degree in Computer and Electrical Engineering and has served in various roles in information technology for over 25 years, including serving as either the chief technology officer or chief information officer for two large public companies and a technology start-up.

The Company has previously experienced significant cybersecurity incidents. Although cybersecurity threats, including any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, there can be no assurances that future cybersecurity incidents, which are unavoidable, will not materially affect our results of operations, including our business strategy, results of operations, or financial condition.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Greenwood Village, Colorado. In addition to our headquarters and the customer engagement centers used by our TTEC Engage segment discussed below, we also maintain sales and consulting offices in several countries around the world which serve our TTEC Digital segment.

Our old headquarters building in Englewood, Colorado, which we own, is currently not occupied.

As of December 31, 2023, we operated 70 customer engagement centers that are classified as follows:

●	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
●	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
●	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2023, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	2	—	2
Brazil	1	—	—	1
Bulgaria	2	—	—	2
Canada	1	—	1	2
Colombia	—	—	2	2
Egypt	—	—	1	1
Greece	1	—	—	1
Germany	—	—	1	1
Honduras	1	—	—	1
India	2	—	—	2
Mexico	2	—	—	2
Philippines	15	—	—	15
Poland	1	—	—	1
South Africa	1	—	1	2
Thailand	—	—	1	1
United Kingdom	1	—	3	4
United States of America	21	3	6	30
Total	49	5	16	70

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

As of December 31, 2023, we had 212 holders of record of our common stock and during 2023 we declared and paid two $0.52 per share semi-annual dividends on our common stock. During 2022 we declared and paid a $0.50 per share semi-annual dividend and a $0.52 per share semi-annual dividend on our common stock.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and has continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.18 per common share in 2015 and $0.52 per common share in October 2023. On February 27, 2024, the Board of Directors authorized a $0.06 dividend per common share, payable on April 30, 2024, to shareholders of record as of April 3, 2024. While it is our intention to continue to pay semi-annual dividends in 2024 and beyond, any decision to pay future cash dividends will be made by our Board of Directors. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

We continue to have the opportunity to return capital to our shareholders via a stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2023, the cumulative authorized repurchase allowance was $762.3 million, of which we have used $735.8 million to purchase 46.1 million shares. The Board most recently authorized additional funds under the repurchase program in 2017 and of the total amount authorized, approximately $26.6 million continues to be authorized for repurchase as of December 31, 2023. During 2022 and 2023, and year to date in 2024, we did not purchase any shares under the program. Although the stock repurchase program does not have an expiration date, we would seek a re-authorization of repurchases from the Board of Directors, if we decide to make repurchases during 2024.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2018 and ending on December 31, 2023. We have chosen the Peer Group comprised of Accenture Plc (NASDAQ:  ACN), Cognizant Technology Solutions Corp. (NASDAQ:  CTSH), Concentrix (NASDAQ:  CNXC), Globant S.A. (NYSE:  GLOB), Teleperformance (NYSE Euronext:  RCF) and Telus International (NYSE:  TIXT). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and our two segments Digital and Engage.

The graph assumes that $100 was invested on December 31, 2018 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $0.90 during 2021, $1.02 during 2022 and $1.04 during 2023. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And Peer Groups

	December 31,
	2018	2019	2020	2021	2022	2023
TTEC Holdings, Inc.	$100	$141	$278	$349	$173	$88
NASDAQ Composite	$100	$137	$198	$242	$163	$236
Russell 2000	$100	$126	$151	$173	$138	$161
Peer Group	$100	$138	$178	$268	$173	$218

ITEM 6.  <RESERVED>

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Founded in 1983, TTEC is a global CX outsourcing partner for marquis and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, we help clients improve their customer satisfaction while lowering their total cost to serve. As of December 31, 2023, TTEC served over 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

TTEC operates through two business segments.

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services, Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and Small & Medium Sized (SMB) business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC demonstrates its market leadership through strategic collaboration across TTEC Digital and TTEC Engage when there is client demand and fit for our integrated solutions. This partnership is central to our ability to deliver comprehensive and transformational customer experience solutions to our clients, including integrated delivery, go-to-market and innovation for truly differentiated, market leading CX solutions.

During 2023, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with the help of over 60,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2023 was $2.463 billion, approximately $487 million, or 20%, which came from our TTEC Digital segment and $1.976 billion, or 80%, which came from our TTEC Engage segment.

To improve our competitive position in a rapidly changing market and to lead our clients with emerging CX methodologies, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our product and service capabilities, increase our global client base and industry expertise, tailor our geographic footprint to the needs of our clients, and further scale our end-to-end integrated solutions platform. To this end we were acquisitive in the last several years, including our acquisition in April 2022 of certain public sector assets of Faneuil, Inc. that included healthcare exchange and transportation services contracts. We also completed an acquisition early in the second quarter of 2021 of a provider of Genesys and Microsoft cloud contact center services, which followed an acquisition in the second half of 2020 of a preferred Amazon Connect cloud contact center service and implementation provider.

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve more than 750 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, public sector clients, and disruptive hypergrowth companies.

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

In connection with these incidents, we also exercised reasonable efforts to identify data that may have been exfiltrated and found no credible evidence that exfiltrated data was publicly released, nevertheless, we provided appropriate regulatory and individual notices about the incident and its potential impacts.

The Company performed appropriate procedures to validate the accuracy and completeness of information involved in its financial reporting, and we had no indication that the accuracy and completeness of any financial information was impacted as a result of the incident.

During 2021, 2022 and 2023, the incident also resulted in certain government enforcement actions, regulatory investigations, fines, penalties, and private legal actions, which although significant, are typical under these circumstances and did not materially impact our results of operations. Other actual and potential consequences of the incident included and may include negative publicity, loss of client trust, reputational damage, litigation, contractual claims, financial judgement or settlements in excess of insurance, and disputes with insurance carriers concerning coverage. See, Part I, Item 1A Risk Factors. The temporary operational disruptions that occurred due to these incidents did not have a long-term impact on our results of operations. During 2022 and 2023, TTEC has made and will continue to make in 2024, significant investments to enhance our information technology environment, our operational governance of our information technology system, and our data governance practices. See Part I, Item 1C Cybersecurity.

Capital and Financing Availability

Our balance sheet, cash flow from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We return capital to our shareholders through our dividend program. Given our cash flow generation and balance sheet strength, we believe cash dividends, in balance with our investments in product and service innovations, organic growth, and strategic acquisitions, align shareholder interests with the needs of the Company. After consideration of TTEC’s performance, cash flow from operations, capital needs and the overall liquidity of the Company, the Company’s Board of Directors adopted a dividend policy in 2015, with the intent to distribute a periodic cash dividend to stockholders of our common stock. Since inception in 2015, the Company has continued to pay a semi-annual dividend in October and April of each year in gradually increasing amounts from $0.18 per common share in 2015 to $0.52 per common share in October 2023. On February 27, 2024, the Board of Directors authorized a semi-annual dividend of $0.06 per common share, payable on April 30, 2024 to shareholders of record as of April 3, 2024.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our 2023 Financial Results

In 2023, our revenue increased 0.8% over 2022 to $2,462.8 million, including an increase of 0.2% or $4.4 million due to foreign currency fluctuations. The increase in revenue was comprised of a $23.2 million, or 5.0%, increase for TTEC Digital and a $4.1 million, or 0.2%, decrease for TTEC Engage.

Our 2023 income from operations decreased $50.5 million to $118.0 million, or 4.8% of revenue, from $168.5 million which was 6.9% of revenue for 2022. The change in operating income is attributable to a number of different factors across the segments. The TTEC Digital segment’s operating income declined 14.5%, or $5.0 million over last year primarily due to continued investments in CX leadership, sales and marketing, product engineering, and geographic expansion offset by an increase in revenue and program gross margins. TTEC Engage’s operating income decreased 34.0%, or $45.5 million, compared to the prior year primarily related to incremental growth-oriented investments, higher employee healthcare costs, ramp costs for new programs, training costs related to existing programs, litigation expenditures and restructuring expenses, offset partially by the acquisition of Faneuil, other revenue increases and reimbursement from insurance related to the cybersecurity incident.

Income from operations in 2023 and 2022 included a total of $19.8 million and $19.4 million of restructuring and asset impairments, respectively.

Our offshore customer experience centers spanning six countries serve clients based in the U.S. and in other countries with 21,500 workstations representing 69% of our global delivery capabilities. Revenue for TTEC Engage provided in these offshore locations represented 30% of our 2023 revenue, as compared to 29% of our 2022 revenue.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of December 31, 2023, the total production workstations for TTEC Engage was 31,325 and the overall capacity utilization in our centers was 76% versus 78% in the prior year period. The decline was primarily driven by expansion into new geographies offshore not yet fully ramped, partially offset by improvements in the U.S. due to the Company’s site optimization strategy.

We continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

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

We continuously review the likelihood that deferred tax assets will be realized in future tax periods under the “more-likely-than-not” criteria. In making this judgment, we consider all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is required.

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

During 2023, we completed a Step 1 goodwill analysis and determined that for all three reporting units the estimated fair value exceeds the carrying value. The calculation of fair value is based on estimates including revenue projections, EBITDA margin projections, estimated tax rates, estimated capital expenditures and discount rates.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to December 31, 2022

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2023 and 2022 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$486,882	$463,670	$23,212	5.0%
Operating Income	29,846	34,895	(5,049)	(14.5)%
Operating Margin	6.1%	7.5%

The increase in revenue for TTEC Digital was driven by increases in the recurring revenue offerings, professional services, and one-time product sales.

The operating income reduction is primarily attributable to continued investments in CX leadership, engineering talent, sales and marketing, product engineering, and $6.6 million of restructuring and impairment charges. These additional expenses more than offset the increase in revenue, favorable revenue mix from the growing professional services, higher percentage of offshore delivery and decreased amortization expense. The operating income as a percentage of revenue decreased to 6.1% in 2023 as compared to 7.5% in 2022. Included in the operating income was amortization related to acquired intangibles of $17.4 million and $19.9 million for the years ended December 31, 2023 and 2022, respectively.

TTEC Engage

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$1,975,935	$1,980,037	$(4,102)	(0.2)%
Operating Income	88,175	133,648	(45,473)	(34.0)%
Operating Margin	4.5%	6.7%

The decrease in revenue for TTEC Engage was due to a net increase of $106.4 million in client programs, including the acquisition of Faneuil and a $4.9 million increase due to foreign currency fluctuations offset by a decrease for program completions of $115.4 million, more concentrated in our hypergrowth clients.

The operating income decrease is primarily attributable to decreased revenue, incremental growth-oriented investments (ex: geographic expansion), higher employee healthcare costs of $7.0 million due to an increase in high claims, ramp costs for new programs, training costs related to existing programs, increased litigation expenditures, and $13.2 million of restructuring and impairment charges. These were partially offset by the acquisition of Faneuil, a reduction in total facility costs and a net reimbursement from insurance of $7.3 million from the cybersecurity incident. As a result, the operating income as a percentage of revenue decreased to 4.5% in 2023 as compared to 6.7% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $18.2 million and $17.2 million for the years ended December 31, 2023 and 2022, respectively.

Interest Income (Expense)

Interest income increased to $5.2 million in 2023 from $1.8 million in 2022. Interest expense increased to $78.3 million during 2023 from $36.1 million during 2022, primarily due to higher interest rates.

Other Income (Expense), Net

For the year ended December 31, 2023 Other income (expense), net decreased to a net expense of $4.1 million from net income of $10.2 million during the prior year.

Included in the year ended December 31, 2023 was a net $7.5 million expense related to the fair value of contingent consideration accruals and receivables for one acquisition partially offset by a gain of $4.5 million due to insurance recovery related to property damages.

Included in the year ended December 31, 2022 was a gain of $4.1 million due to insurance recovery related to property damages and a net $1.8 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Income Taxes

The reported effective tax rate for 2023 was 55.2% as compared to 18.8% for 2022. The effective tax rate for 2023 was impacted by earnings in international jurisdictions currently under an income tax holiday, $1.8 million of expense related to changes in tax contingent liabilities, $11.6 million of expense related to changes in valuation allowances and related deferred tax liabilities, a $1.9 million benefit related to acquisitions, a $5.1 million benefit related to restructuring charges, a $4.2 million benefit related to equity based compensation, a $9.3 million benefit related to the amortization of purchased intangibles, and $0.7 million of other tax benefits. Without these items our effective tax rate for the year ended December 31, 2023 would have been 22.7%.

For the year ended December 31, 2022, our effective tax rate was 18.8%. The effective tax rate for 2022 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $1.4 million benefit related to changes in tax contingent liabilities, a $0.4 million benefit related to provision to return adjustments, $0.9 million of expense related to the cybersecurity incident, a $0.5 million benefit related to changes in valuation allowances and related deferred tax liabilities, a $5.0 million benefit related to restructuring charges, a $0.7 million benefit related to tax rate changes, a $5.7 million benefit related to equity-based compensation, a $9.7 million benefit related to the amortization of purchased intangibles, and a $2.2 million benefit related to accelerated amortization of software. Without these items our effective tax rate for the year ended December 31, 2022 would have been 22.9%.

Year Ended December 31, 2022 compared to December 31, 2021

For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023 and is incorporated herein by reference.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility (as defined below). During the year ended December 31, 2023, we generated positive operating cash flows of $144.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

We primarily utilize our Credit Facility to fund working capital, general operations, dividends, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. During 2021, the Credit Facility was amended including an increase to $1.5 billion of total commitments (see discussion below in the Debt Instruments and Related Covenants). On February 26, 2024, the Company entered into an Eighth Amendment to the Credit Agreement to increase the net leverage ratio covenant, for a period starting with the quarter ending March 31, 2024 through quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and reduced the total lenders’ commitment from $1.5 billion to $1.3 billion. As of December 31, 2023 and 2022, we had borrowings of $995.0 million and $960.0 million, respectively, under our Credit Facility, and our average daily utilization was $1,072.4 million and $1,037.4 million for the years ended December 31, 2023 and 2022, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $90 million as of December 31, 2023. As of December 31, 2023, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2023 and 2022.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $172.7 million and $153.4 million as of December 31, 2023 and 2022, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, and to pay dividends.

Cash Flows from Operating Activities

For the years 2023 and 2022 we reported net cash flows provided by operating activities of $144.8 million and $137.0 million, respectively. The increase of $7.7 million from 2022 to 2023 was due to a $101.5 million decrease in net cash income from operations offset by a $109.2 million increase in net working capital.

Cash Flows from Investing Activities

For the years 2023 and 2022, we reported net cash flows used in investing activities of $67.6 million and $226.2 million, respectively. The net decrease in cash used in investing activities from 2022 to 2023 was due to a $142.4 million decrease in acquisitions and a $16.2 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the years 2023 and 2022, we reported net cash flows (used in)/provided by financing activities of $(68.2) million and $89.0 million, respectively. The change in net cash flows from 2022 to 2023 was primarily due to a $134.0 million net change in the line of credit and an increase of $28.1 million related to payments of contingent consideration offset by a $4.1 million decrease in tax payments related to restricted stock units.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $76.9 million and $53.0 million for the years 2023 and 2022, respectively. The increase from 2022 to 2023 was primarily due to a decrease in net cash income from operations offset by an increase in working capital and lower capital expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$144,766	$137,048
Less: Purchases of property, plant and equipment	67,839	84,012
Free cash flow	$76,927	$53,036

Obligations and Future Capital Requirements

At December 31, 2023, our future contractual obligations were related primarily to debt, leases and income taxes. See the following footnotes in Part II. Item 8. Financial Statements and Supplementary Data:  Note 10 Income Taxes, Note 12 Indebtedness, Note 13 Commitments and Contingencies and Note 15 Leases for a discussion of the obligation and timing of required payments.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 6% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2024 to be between 2.7% and 2.9% of revenue. Approximately 55% of these expected capital expenditures are to support growth in our business and 45% relate to the maintenance of existing assets. The anticipated level of 2024 capital expenditures is primarily driven by site expansions, new builds in emerging geographies, enhancements and modernization to our technological infrastructure and ongoing digital integration and product development.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of an acquisition or joint venture. In addition, as of December 31, 2023, we were authorized to purchase an additional $26.6 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Our stock repurchase program does not have an expiration date.

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

On April 3, 2023, we entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with SOFR as of the date of the amendment and therefore, will affect the interest rates paid on a portion of the outstanding principal amount of the Credit Facility starting in the second quarter of 2023.

On February 26, 2024, we entered into an Eighth Amendment to the Credit Agreement to increase the net leverage ratio covenant, for a period starting with the quarter ending March 31, 2024 through quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and reduced the total lenders’ commitment from $1.5 billion to $1.3 billion if certain conditions are satisfied.

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

Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin which ranges from 0% to 1% based on the Company’s net leverage ratio. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin which ranges from 1.0% to 2% based on the Company’s net leverage ratio. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies.

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

As of December 31, 2023 and 2022, we had borrowings of $995.0 million and $960.0 million, respectively, under the Credit Facility. During 2023, 2022 and 2021, borrowings accrued interest at an average rate of approximately 6.7%, 3.1%, and 1.3% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2023, 2022 and 2021 were $1,072.4 million, $1,037.4 million and $797.2 million, respectively. As of December 31, 2023, and 2022, based on the current level of availability based on the covenant calculations, the remaining borrowing capacity was approximately $90 million and $335 million, respectively.

Client Concentration

During 2023, only one of our clients represented more than 10% of our total annual revenue. Our five largest clients accounted for 36% and 35% of our annual revenue for each of the two years ended December 31, 2023 2022, respectively. We have long-term relationships with our top five Engage clients, ranging from 17 to 24 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. For instance, in early 2024, one of our top five clients notified us that it is exiting one of the lines of business that we support. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2024 and 2027, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Cybersecurity Investments

We have made and continue to make significant financial investments in technologies and processes to mitigate cyber risks. We have a number of complex information systems used for a variety of functions ranging from services we deliver to our clients and their customers to support for our operations. The effective operation of our business depends on the proper functioning of these information systems. Like any information system, our systems are susceptible to cyber-attack. Any cyber-attack could impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or result in our data, our employees’ data and our clients’ data that we retain for the provision of our services being compromised, which could have a significant impact on our reputation, results of operations, and financial condition. Our information systems are protected through physical and technological safeguards as well as backup systems and protocols considered appropriate by management. We also provide role-based employee cybersecurity risk awareness training about phishing, malware, social engineering, data protection, and other cyber risks. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, distributed denial of service attacks, malware attacks, computer viruses, cyber fraud, and other events intended to disrupt information systems, unauthorized access to confidential information, or other types of malicious events that may result in harm to our business. Our investment in cybersecurity is not expected to decrease in the foreseeable future, and despite our on-going efforts to improve our cybersecurity, there can be no assurance that a sophisticated cyber-attack could timely be detected or thwarted. For additional information about our cybersecurity risk management and governance see, Part I, Item 1C. Cybersecurity.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of December 31, 2023, we had $995.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2023 and 2022, interest accrued at a rate of approximately 6.7% and 3.1% per annum, respectively. If the Prime Rate or SOFR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2023, 2022 and 2021, revenue associated with this foreign exchange risk was 19%, 20% and 17% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2023	2022	2021
Canadian Dollar vs. U.S. Dollar	2.2%	(6.6)%	0.3%
Philippine Peso vs. U.S. Dollar	1.0%	(9.2)%	(6.4)%
Mexican Peso vs. U.S. Dollar	12.9%	4.8%	(2.9)%
Australian Dollar vs. U.S. Dollar	(0.0)%	(6.5)%	(6.1)%
Euro vs. U.S. Dollar	3.0%	(5.9)%	(8.1)%
Indian Rupee vs. U.S. Dollar	(0.5)%	(11.3)%	(1.8)%
Philippine Peso vs. Australian Dollar	1.0%	(2.5)%	(0.2)%

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

Our cash flow hedging instruments as of December 31, 2023 and 2022 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2023	Amount	Amount		12 months	Through
Canadian Dollar	2,250	$1,670		100.0%	September 2024
Philippine Peso	9,324,000	165,842	(1)	58.7%	December 2026
Mexican Peso	938,000	44,155		60.8%	December 2026
		$211,667

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2023 and December 31, 2022.

The fair value of our cash flow hedges at December 31, 2023 was a net asset (in thousands):

		Maturing in the
	December 31, 2023	Next 12 Months
Canadian Dollar	$32	$32
Philippine Peso	1,921	528
Mexican Peso	6,578	5,753
	$8,531	$6,313

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges increased by $8.4 million from December 31, 2022 to December 31, 2023. The increase in fair value from December 31, 2022 primarily reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippines Peso.

We recorded net gains/(losses) of $4.0 million, $(2.9) million, and $4.9 million for settled cash flow hedge contracts for the years ended December 31, 2023, 2022, and 2021, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2023 and 2022, approximately 14% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results of operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2023 or 2022.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2023, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, the end of the period covered by this Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

On February 26, 2024, TTEC entered into the Eighth Amendment (the “Amendment”) to its Amended and Restated Credit Agreement dated as of June 3, 2013 (the “Credit Facility”) to amend its net leverage ratio covenant, the lenders’ commitment fee rate and margin, and the lenders’ total commitment, among other items. Pursuant to the Amendment, for a period starting with the quarter ending March 31, 2024 through quarter ending March 31, 2025, the permitted maximum net leverage ratio will change from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; the lenders’ commitment fee rate and margin would adjust each relevant quarter based on the effective net leverage ratio for that quarter; and the total lenders’ commitment will reduce from $1.5 billion to $1.3 billion. At TTEC’s option for any quarter during the Amendment period, the net leverage ratio and the corresponding lenders’ commitment fee rate and margin can revert to pre-Amendment levels. The term of the Credit Facility will remain unchanged through November 23, 2026. This description of the material terms of the Amendment is qualified in its entirety by reference to the full text of the Amendment attached as Exhibit 10.98 to this Annual Report on Form 10-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2024 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code defining rules of conduct for our employees, partners and suppliers. Our Ethics Code for Senior Executive and Financial Officers applies to our Chief Executive Officer, President, Chief Financial Officer, lead executives of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Ethics Code defines conduct for all directors, officers, employees, partners and suppliers (as applicable). Both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers under the Ethics Code for Senior Executive and Financial Officers in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2024 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2024 Proxy Statement is incorporated herein by reference.

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

3. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

2.01**	Asset Purchase Agreement dated December 22, 2021, by and among TTEC Government Solutions LLC, Faneuil, Inc. and AJL Holdings, Inc.	8-K	2.01	12/27/2021

3.01**	Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996	S-1/A	3.01	7/5/1996

3.03**	Certificate of Amendment of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018	8-K	3.03	1/9/2018

3.04**	Amended and Restated Bylaws of TTEC Holdings, Inc. (reflecting name change)	8-K	3.04	1/9/2018

4.01**	Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934	10-K	4.01	3/4/2020

10.01**	Equity Purchase Agreement, dated as of March 1, 2021, by and among NEPAS Holdings, LLC, Avtex Solutions Holdings, LLC and TTEC Digital, LLC (incorporated by reference as Exhibit 10.1 to TTEC’s Form 8-K filed on March 3, 2021)	8-K	10.1	3/3/2021

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan	DEF 14A	A	4/12/2010

10.07**	TTEC Holdings, Inc. 2020 Equity Incentive Plan	DEF 14A	A	4/3/2020

10.26**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 6, 2020	10-Q	10.26	5/4/2020

10.27**	Form of TTEC Holdings. Inc. Performance Restricted Stock Unit Agreement (Executive Committee Members) effective March 3, 2021	10-Q	10.27	8/3/2021

10.28**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement effective July 1, 2021	10-Q	10.28	8/3/2021

10.29**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective July 1, 2014	10-K	10.29	3/9/2015

10.30**	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014	10-K	10.30	3/9/2015

10.31**	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)	10-Q	10.31	8/5/2020

10.33**	Form of Indemnification Agreement with Directors and Executive Officers	10-Q	10.33	11/8/2023

10.34*	Independent Director Compensation Arrangements (effective for the May 2023 – May 2024 Board Cycle)	10-K	10.34	2/29/2024

10.35**	Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Value Creation Program) effective March 15, 2022	10-Q	10.35	5/5/2022

10.40**	Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated October 15, 2001	10-K	10.68	4/1/2002

10.41**	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated December 31, 2008	10-K	10.17	2/23/2009

10.60**	Separation Agreement between Regina M. Paolillo and TTEC Services Corporation effective December 31, 2022	10-Q	10.60	11/09/2022

10.81**	Employment Agreement between David Seybold and TTEC Digital, LLC effective November 28, 2022	10-Q	10.81	11/09/2022

10.82**	Employment Agreement for Francois Bourret, Chief Accounting Officer and Interim CFO	8-K	10.82	1/5/2024

10.83**	Amendment #1 to Employment Agreement between David Seybold and TTEC Digital, LLC dated to be effective September 28, 2023	10-Q	10.83	11/08/2023

10.84**	Employment agreement between Michelle Swanback and TTEC Services Corporation effective May 2, 2022	10-Q	10.84	5/5/2022

10.85**	Amendment #1 to the Executive Employment Agreement between TTEC Holdings, Inc. and Michelle “Shelly” Swanback dated to be effective January 1, 2023	8-K	10.85	1/6/2023

10.86**	Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018	10-K	10.86	3/6/2019

10.87**	Executive Employment Agreement dated as of February 12, 2024, by and among TTEC Services Corporation and Kenneth R. Wagers, III	8-K	10.87	2/15/2024

10.90	Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers	8-K	10.1	6/7/2013

10.91	First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement for the senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender.	8-K	10.90	2/16/2016

10.96	Sixth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	8-K	10.96	11/29/2021

10.97	Seventh Amendment to Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	10-Q	10.97	5/5/2023

10.98*	Eighth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	10-K	10.98	02/29/2024

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TTEC

31.2*	Rule 13a-14(a) Certification of CFO of TTEC

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

97.1*	TTEC Incentives Recoupment Policy	10-K	97.1	2/29/2024

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from TTEC Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

*     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on
February 29, 2024.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ FRANCOIS BOURRET	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Francois Bourret	Interim Chief Financial Officer

*	DIRECTOR
Steven J. Anenen

*	DIRECTOR
Tracy L. Bahl

*	DIRECTOR
Gregory A. Conley

*	DIRECTOR
Robert N. Frerichs

*	DIRECTOR
Marc L. Holtzman

*	DIRECTOR
Gina Loften

*	DIRECTOR
Ekta Singh-Bushell

* By /s/ Francois Bourret under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration management expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. The Company’s revenue was $2,463 million for the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating and recalculating for certain revenue transactions, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as executed contracts, invoices, shipping and delivery documents, and cash receipts; (ii) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (iii) evaluating for certain revenue transactions, on a sample basis, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; and (iv) testing, on a sample basis, outstanding customer invoice balances as of year-end by obtaining and inspecting source documents, such as executed contracts, invoices, delivery documents, and subsequent cash receipts, where applicable.

Goodwill Impairment Assessment – TTEC Engage reporting unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance for the TTEC Engage segment was $308.4 million as of December 31, 2023, all of which relates to the Engage reporting unit. Management tests the Company’s goodwill for impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For the annual goodwill impairment analysis, management performed a Step 1 evaluation, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Management used a market approach and an income approach to estimate the fair value of the reporting unit, which incorporated significant assumptions, including revenue projections, EBITDA margin projections, estimated tax rates, estimated capital expenditures and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the TTEC Engage reporting unit as a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the TTEC Engage reporting unit using the income approach; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue projections, EBITDA margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the TTEC Engage reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue projections, EBITDA margin, and discount rate. Evaluating management’s assumptions related to revenue projections and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of TTEC Engage reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach to estimate the fair value and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 29, 2024

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$172,747	$153,435
Accounts receivable, net of allowance of $2,248 and $3,524	394,868	417,637
Prepaids and other current assets	95,064	133,365
Income and other tax receivables	18,524	45,533
Total current assets	681,203	749,970

Long-term assets
Property, plant and equipment, net	191,003	183,360
Operating lease assets	121,574	92,431
Goodwill	808,988	807,845
Deferred tax assets, net	38,151	18,713
Other intangible assets, net	198,433	233,909
Income and other tax receivables, long-term	44,673	—
Other long-term assets	101,573	67,734
Total long-term assets	1,504,395	1,403,992
Total assets	$2,185,598	$2,153,962

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$96,577	$93,937
Accrued employee compensation and benefits	146,184	145,096
Other accrued expenses	32,217	34,451
Income tax payable	4,909	7,166
Deferred revenue	81,171	87,846
Current operating lease liabilities	38,271	35,271
Other current liabilities	3,698	7,597
Total current liabilities	403,027	411,364

Long-term liabilities
Line of credit	995,000	960,000
Deferred tax liabilities, net	3,137	3,829
Non-current income tax payable	—	9,140
Non-current operating lease liabilities	96,809	69,575
Other long-term liabilities	72,083	66,304
Total long-term liabilities	1,167,029	1,108,848
Total liabilities	1,570,056	1,520,212

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	—	55,645

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,427,200 and 47,224,074 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	474	472
Additional paid-in capital	407,415	367,673
Treasury stock at cost: 34,625,053 and 34,828,179 shares as of December 31, 2023 and December 31, 2022, respectively	(589,807)	(593,164)
Accumulated other comprehensive income (loss)	(89,876)	(126,301)
Retained earnings	870,429	911,233
Noncontrolling interest	16,907	18,192
Total stockholders’ equity	615,542	578,105
Total liabilities, stockholders’ equity and mezzanine equity	$2,185,598	$2,153,962

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,462,817	$2,443,707	$2,273,062

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,932,877	1,856,518	1,704,109
Selling, general and administrative	290,873	287,433	239,994
Depreciation and amortization	101,272	111,791	96,706
Restructuring charges, net	8,041	5,673	3,807
Impairment losses	11,733	13,749	11,254
Total operating expenses	2,344,796	2,275,164	2,055,870

Income from operations	118,021	168,543	217,192

Other income (expense)
Interest income	5,150	1,811	761
Interest expense	(78,321)	(36,067)	(12,384)
Other income (expense), net	(4,126)	10,161	2,315
Total other income (expense)	(77,297)	(24,095)	(9,308)

Income before income taxes	40,724	144,448	207,884

Provision for income taxes	(22,460)	(27,115)	(49,695)

Net income	18,264	117,333	158,189

Net income attributable to noncontrolling interest	(9,836)	(14,093)	(17,219)

Net income attributable to TTEC stockholders	$8,428	$103,240	$140,970

Other comprehensive income (loss)
Net income	$18,264	$117,333	$158,189
Foreign currency translation adjustments	30,783	(28,688)	(17,551)
Derivative valuation, gross	8,416	178	(11,452)
Derivative valuation, tax effect	(2,190)	(49)	2,981
Other, net of tax	(391)	183	(391)
Total other comprehensive income (loss)	36,618	(28,376)	(26,413)
Total comprehensive income (loss)	54,882	88,957	131,776

Less: Comprehensive income attributable to noncontrolling interest	(9,501)	(12,679)	(12,067)

Comprehensive income attributable to TTEC stockholders	$45,381	$76,278	$119,709

Weighted average shares outstanding
Basic	47,335	47,121	46,890
Diluted	47,419	47,335	47,386

Net income per share attributable to TTEC stockholders
Basic	$0.18	$2.19	$3.01
Diluted	$0.18	$2.18	$2.97

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2020	46,737	$467	$(601,214)	$360,293	$(72,156)	$757,312	$13,060	$457,762	$52,976
Net income	—	—	—	—	—	140,970	12,210	153,180	5,009
Dividends to shareholders ($0.90 per common share)	—	—	—	—	—	(42,217)	—	(42,217)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(9,315)	(9,315)	(1,669)
Foreign currency translation adjustments	—	—	—	—	(17,408)	—	(143)	(17,551)	—
Derivatives valuation, net of tax	—	—	—	—	(8,471)	—	—	(8,471)	—
Vesting of restricted stock units	253	3	4,183	(15,583)	—	—	—	(11,397)	—
Equity-based compensation expense	—	—	—	16,425	—	—	—	16,425	—
Other, net of tax	—	—	—	—	(391)	—	—	(391)	—
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	103,240	13,180	116,420	913
Dividends to shareholders ($1.02 per common share)	—	—	—	—	—	(48,072)	—	(48,072)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(10,299)	(10,299)	(1,584)
Foreign currency translation adjustments	—	—	—	—	(28,187)	—	(501)	(28,688)	—
Derivatives valuation, net of tax	—	—	—	—	129	—	—	129	—
Vesting of restricted stock units	234	2	3,867	(11,033)	—	—	—	(7,164)	—
Equity-based compensation expense	—	—	—	17,571	—	—	—	17,571	—
Other, net of tax	—	—	—	—	183	—	—	183	—
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	24,067	—	—	—	24,067	(24,067)
Net income	—	—	—	—	—	8,428	9,308	17,736	528
Dividends to shareholders ($1.04 per common share)	—	—	—	—	—	(49,232)	—	(49,232)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,920)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(10,786)	(10,786)	(186)
Foreign currency translation adjustments	—	—	—	—	30,590	—	193	30,783	—
Derivatives valuation, net of tax	—	—	—	—	6,226	—	—	6,226	—
Vesting of restricted stock units	203	2	3,357	(6,396)	—	—	—	(3,037)	—
Equity-based compensation expense	—	—	—	22,071	—	—	—	22,071	—
Other, net of tax	—	—	—	—	(391)	—	—	(391)	—
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$18,264	$117,333	$158,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,272	111,791	96,706
Amortization of contract acquisition costs	2,288	2,065	983
Amortization of debt issuance costs	1,067	1,018	1,016
Imputed interest expense and fair value adjustments to contingent consideration	7,579	1,746	1,168
Provision for credit losses	2,009	9,391	(350)
Loss on disposal of assets	2,219	1,916	1,127
Loss on dissolution of subsidiary	301	—	—
Impairment losses	11,733	13,749	11,254
Deferred income taxes	(7,528)	(11,001)	831
Excess tax benefit from equity-based awards	1,705	(1,122)	(5,301)
Equity-based compensation expense	22,071	17,571	16,425
(Gain) loss on foreign currency derivatives	(3)	(7)	(213)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	22,359	(74,564)	40,156
Prepaids and other assets	8,570	43,699	18,407
Accounts payable and accrued expenses	9,518	(12,695)	(17,209)
Deferred revenue and other liabilities	(58,659)	(83,842)	(71,893)
Net cash provided by operating activities	144,765	137,048	251,296

Cash flows from investing activities
Proceeds from sale of long-lived assets	261	229	93
Purchases of property, plant and equipment, net of acquisitions	(67,839)	(84,012)	(60,358)
Acquisitions, net of cash acquired of zero, zero, and $18,638, respectively	—	(142,420)	(481,718)
Net cash used in investing activities	(67,578)	(226,203)	(541,983)

Cash flows from financing activities
Net proceeds from/(repayments of) line of credit	35,000	169,000	406,000
Payments on other debt	(2,317)	(3,245)	(6,626)
Payments of contingent consideration and hold-back payments to acquisitions	(37,676)	(9,600)	(11,517)
Dividends paid to shareholders	(49,232)	(48,072)	(42,217)
Payments to noncontrolling interest	(10,972)	(11,883)	(10,984)
Tax payments related to issuance of restricted stock units	(3,037)	(7,164)	(11,397)
Payments of debt issuance costs	—	—	(3,614)
Net cash (used in)/provided by financing activities	(68,234)	89,036	319,645

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,112)	(13,499)	(7,291)

Increase/(decrease) in cash, cash equivalents and restricted cash	6,841	(13,618)	21,667
Cash, cash equivalents and restricted cash, beginning of period	167,064	180,682	159,015
Cash, cash equivalents and restricted cash, end of period	$173,905	$167,064	$180,682

Supplemental disclosures
Cash paid for interest	$77,199	$34,984	$11,188
Cash paid for income taxes	$46,129	$42,563	$71,392
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$3,126	$461	912
Acquisition of equipment through increase in accounts payable, net	$2,626	$3,346	$(2,243)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Founded in 1983, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquis and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, the Company helps clients improve their customer satisfaction while lowering their total cost to serve. As of December 31, 2023, TTEC served over 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services, Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and Small & Medium Sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC demonstrates its market leadership through strategic collaboration across TTEC Digital and TTEC Engage when there is client demand and fit for the Company’s integrated solutions. This partnership is central to the Company’s ability to deliver comprehensive and transformational customer experience solutions to its clients, including integrated delivery, go-to-market and innovation for truly differentiated, market leading CX solutions.

During 2023, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with the help of over 60,000 customer care associates, consultants, technologists, and CX professionals.

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

Out-of-period Adjustment

The Consolidated Financial Statements for the year ended December 31, 2023 included an adjustment of $14.2 million to other comprehensive income and deferred tax assets, to correct for an error identified by management during the preparation of the financial statements. This adjustment was to reflect the deferred tax impact of currency translation adjustments, of which $14.2 million related to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. As such, management recorded the correction as an out-of-period adjustment in the year ended December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021

Cash and cash equivalents	$172,747	$153,435	$158,205
Restricted cash included in "Prepaid and other current assets"	1,158	13,629	22,477
Total	$173,905	$167,064	$180,682

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

During the fourth quarter of 2023, the Company released its indefinite reinvestment assertion. The Company has completed its analysis in regard to the full tax impact of these changes in its indefinite reinvestment reassertion and any related taxes have been recorded. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

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

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, will become effective across various countries starting in 2024, as each country works to enact legislation influenced by the OECD Pillar 2 rules. While the Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.

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

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, other direct and indirect costs incurred in recently completed contracts, market conditions, and other client specific cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Within the TTEC Digital segment, where there are product sales, the attribution of revenue is recognized when the transfer of control is completed and the products are delivered to the client’s location. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where an output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in either Deferred revenue or Other long-term liabilities, as applicable, in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment. As of December 31, 2023 and 2022, the Company has a deferred asset of $8.5 million and $6.6 million, respectively, related to sales commissions.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (“LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company adopted the standard effective April 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” related to disclosures regarding a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption will not impact the Company’s consolidated balance sheets or income statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption will not impact the Company’s consolidated balance sheets or income statements.

(2)ACQUISITIONS

Serendebyte

In connection with the acquisition by TTEC Digital, LLC of a 70% interest in Serendebyte Inc. (“Serendebyte”), Serendebyte’s founder exercised his put rights on December 8, 2023, which required TTEC to acquire the remaining 30% interest in Serendebyte. As part of the exercise, the Serendebyte founder failed to fulfill the agreed provisions of the sale and purchase agreement that parties executed on February 7, 2020. Pending completion of the put exercise formalities by Serendebyte’s founder, TTEC Digital is not able to determine the final purchase price for the remaining 30% buyout agreement.

In connection with triggering the option, on December 8, 2023, a $0.3 million accrual was reclassified from Redeemable noncontrolling interest to Accrued expenses and the remaining balance was reclassified to Additional paid in capital.

FCR

Pursuant to the Membership Interest Purchase Agreement of October 26, 2019 between Ortana Holdings, Inc. and TTEC Services Corporation for the acquisition by TTEC of a 70% interest in First Call Resolution, LLC (“FCR” and “FCR MIPA”, respectively), Ortana Holdings exercised its put rights in January 2023, which required TTEC to acquire Ortana Holdings’ remaining 30% interest in FCR. The purchase price for the remaining 30% interest was determined based on the express provisions of the FCR MIPA and was based on FCR’s performance during 2022. The buyout agreement was signed on April 4, 2023 and reflected a buyout purchase price of $22.4 million.

In connection with the triggering of the option, as of March 31, 2023, the $22.4 million purchase price was reclassified from Redeemable noncontrolling interest to Accrued expenses and the remaining balance of $20.5 million was reclassified to Additional paid in capital. In February 2023, a $9.2 million payment related to excess cash distribution was completed and in April 2023, the final payment of $22.4 million was completed.

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

The fair value of the two contingent payments was estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments range from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During 2022, a $2.9 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on changes in estimated EBITDA, the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract and a complete reduction for the second contract as it was not awarded to the Company. During the second quarter of 2023, an amendment to the agreement was signed which modified the contingent payment to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2023, the contingent payment is accrued at $1.5 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts. A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $270 thousand asset was recorded as of the acquisition date which is included in Other long-term assets in the accompanying Consolidated Balance Sheets. During the fourth quarter of 2022 and the first quarter of 2023, reductions in fair value of $52 thousand and $140 thousand, respectively, were recorded due to changes in estimated revenue, which were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the second quarter of 2023, an amendment to the agreement was signed which cancelled the option to purchase the additional assets in certain verticals, and, therefore, the remaining $78 thousand accrual was removed and included in Other income. As of December 31, 2023, the fair value is zero.

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments relate to real estate and technology funds that will be spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date. During 2022, reductions in the fair value were calculated and a combined $4.6 million expense was recorded related to fair value adjustments for the receivable based on current information reflecting a better outcome with the contract negotiations and lower anticipated IT and facilities spending. During 2023, the payout value related to the IT and facilities reimbursement was finalized at $1.3 million, and an expense of $4.4 million was recorded. The payment was received by TTEC in May 2023 and as of June 30, 2023, the receivables were reduced to zero on the Consolidated Balance Sheet. The reductions in fair value related expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

The Faneuil customer relationships are being amortized over a useful life of 10 years. The goodwill recognized from the Faneuil acquisition is attributable, but not limited to, the acquired workforce and expected synergies with the TTEC Engage segment. The tax basis of the acquired intangibles and goodwill will be materially deductible for income tax purposes. The acquired goodwill and intangibles and operating results of Faneuil are reported within the TTEC Engage segment from the date of acquisition.

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

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2022 and 2021 noted above contributed revenues of $422.8 million and $355.9 million, and a net income of $81.3 million and $22.2 million, to the Company for the years ended December 31, 2023 and 2022, respectively.

The unaudited proforma financial results for the twelve months ended 2022 combines the consolidated results of the Company and Faneuil assuming the acquisition had been completed on January 1, 2021, The reported revenue and net income of $2,443.7 million and $103.2 million would have been $2,485.7 million and $106.6 million for the year ended December 31, 2022, respectively, on an unaudited proforma basis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The unaudited proforma financial results for the twelve months ended 2021 combines the consolidated results of the Company, Fanueil assuming the acquisition had been completed on January 1, 2021, and Avtex assuming the acquisition had been completed on January 1, 2020. The reported revenue and net income of $2,273.1 million and $141.0 million would have been $2,447.3 million and $156.3 million for the year ended December 31, 2021, respectively, on an unaudited proforma basis.

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

(3)SEGMENT INFORMATION

The Company reports the following two segments:

TTEC Digital and the CX Technology Services Industry

TTEC Digital buyers are seeking solutions in several areas including cost optimization, migration from outdated legacy platforms to more agile cloud environments, lack of CX talent and expertise and a need for a practical way forward with AI. TTEC Digital takes a technology agnostic approach to these challenges and focuses on designing and delivering solutions specific to each client’s specifications. TTEC Digital has entered into strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS and Google which positions TTEC Digital to support the majority of CX platform requirements.

TTEC Digital’s solutions are built to respond to market needs for both enterprise and small and medium-sized business clients. AI design and delivery capabilities are woven across all four pillars.

•	Managed Services: Cloud application and premise support
•	CX Consulting: Transformation strategy and design
•	CX Analytics: Data science, engineering, and visualization
•	IP & Software: Custom software engineering through TTEC Digital’s IP and Software division

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development. In 2023, TTEC Digital expanded its Hyderabad Innovation Studio in India with the goal of continuing to expand its offshore delivery capabilities, and currently approximately 40% of the staff are located in one of several offshore locations.

TTEC Engage and the CX BPO Services Industry

The TTEC Engage segment’s solutions are built to respond to the following market needs for clients.

•	Customer Support
•	Tech Support
•	Revenue Generation and Growth Services
•	Trust & Safety
•	AI Operations, including data annotation and labeling
•	Back-office Support

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

TTEC Engage goes to market through a vertical approach with customized solutions that include industry specific talent, technology, certifications, and capabilities. For example, in the Banking, Financial Services and Insurance (BFSI) vertical, we support several lines of business with customized offerings for retail banking, online banking, credit card, property and casualty and loans. In healthcare, the segment supports care, technical support, revenue generation and back-office capabilities to meet the needs of payer, provider, clinical and pharma clients.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$486,882	$—	$486,882	$27,232	$29,846
TTEC Engage	1,975,935	—	1,975,935	74,040	88,175
Total	$2,462,817	$—	$2,462,817	$101,272	$118,021

Year Ended December 31, 2022

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$463,667	$3	$463,670	$32,321	$34,895
TTEC Engage	1,980,037	—	1,980,037	79,470	133,648
Total	$2,443,704	$3	$2,443,707	$111,791	$168,543

Year Ended December 31, 2021

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$414,148	$(44)	$414,104	$30,468	$35,437
TTEC Engage	1,858,965	(7)	1,858,958	66,238	181,755
Total	$2,273,113	$(51)	$2,273,062	$96,706	$217,192

	For the Year Ended December 31,
	2023	2022	2021
Capital Expenditures
TTEC Digital	$8,232	$9,155	$8,919
TTEC Engage	59,607	74,857	51,439
Total	$67,839	$84,012	$60,358

	December 31,
	2023	2022	2021
Total Assets
TTEC Digital	$815,488	$811,258	$828,255
TTEC Engage	1,370,110	1,342,704	1,168,549
Total	$2,185,598	$2,153,962	$1,996,804

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2023	2022	2021
Revenue
United States / Canada	$1,710,716	$1,738,053	$1,570,791
Philippines / Asia Pacific / India	477,455	457,526	476,395
Europe / Middle East / Africa	142,665	131,575	110,909
Latin America	131,981	116,553	114,967
Total	$2,462,817	$2,443,707	$2,273,062

Property, plant and equipment, gross
United States / Canada	$506,092	$631,459	$620,407
Philippines / Asia Pacific / India	170,403	162,857	173,075
Europe / Middle East / Africa	30,290	21,435	19,594
Latin America	45,731	41,892	47,540
Total	$752,516	$857,643	$860,616

Other long-term assets
United States / Canada	$90,810	$56,372	$68,052
Philippines / Asia Pacific / India	7,752	8,826	6,622
Europe / Middle East / Africa	2,021	1,306	1,735
Latin America	990	1,230	864
Total	$101,573	$67,734	$77,273

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$397,116	$421,161
Less: Allowance for credit losses	(2,248)	(3,524)
Accounts receivable, net	$394,868	$417,637

At the end of each quarter, an allowance for credit losses has been calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three-year period and recorded in the income statement. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	December 31,
	2023	2022	2021
Balance, beginning of year	$3,524	$5,409	$5,067
Provision for credit losses	2,009	9,391	(350)
Uncollectible receivables written-off	(3,641)	(11,278)	(281)
Effect of foreign currency and other	356	2	(15)
Acquisition	—	—	988
Balance, end of year	$2,248	$3,524	$5,409

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for each of the years ended December 31, 2023, 2022 and 2021. The 2023 and 2022 client operates in the automotive industry and is included in the TTEC Engage segment. The 2021 client operates in the financial services sector and is included in the TTEC Engage segment. The revenue from these clients as a percentage of total revenue is as follows:

	Year Ended December 31,
	2023	2022	2021

Automotive client	10%	10%	9%
Financial services client	8%	7%	12%

Accounts receivable from these clients was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Automotive client	$35,514	$38,539	$36,466
Financial services client	$11,656	$14,019	$15,483

The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business service; each of these contracts have different durations and renewal dates and a revenue opportunity below the $100 million aggregate. In early 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability practices raise concerns. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2023.

Accounts Receivable Factoring Agreement

The Company is party to an Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, “BMO”), whereby from time-to-time the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $100 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flows.

The balances related to the Factoring agreement are as follows (in thousands):

	December 31,
	2023	2022
Total accounts receivable factored	$99,994	$99,503

Total amounts collected from clients not yet remitted to Bank	$1,158	$13,602

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The unremitted cash is restricted cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of December 31, 2023 and 2022 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

Effective November 1, 2022, the Company amended the arrangement to modify the list of eligible clients whose accounts receivable may be sold pursuant to the Agreement, and to memorialize the transition from LIBOR to SOFR for discount calculation purposes.

On July 21, 2023, BMO Financial Group completed its acquisition of the Bank of the West from PNB Bank Paribas. The Agreement transitioned with the acquisition and TTEC has no reason to believe that BMO would not wish to continue its business arrangements with the Company.

On January 2, 2024, the Company amended the arrangement to adjust the discount rate to reflect BMO’s updated market pricing levels and other minor items.

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Land and buildings	$31,972	$32,070
Computer equipment and software	428,164	527,096
Telephone equipment	40,955	46,235
Furniture and fixtures	75,338	80,843
Leasehold improvements	175,964	171,141
Motor vehicles	123	258
Property, plant and equipment, gross	752,516	857,643
Less: Accumulated depreciation and amortization	(561,513)	(674,283)
Property, plant and equipment, net	$191,003	$183,360

Depreciation and amortization expense for property, plant and equipment was $64.2 million, $64.5 million and $63.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Included in the computer equipment and software is internally developed software of $48.4 million net and $26.8 million net as of December 31, 2023 and 2022, respectively. During 2023, 2022 and 2021, impairments of internally developed software of $0.1 million, $6.0 million and $3.2 million, respectively, were expensed and included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2022	Adjustments	Impairments	Currency	2023

TTEC Digital	$502,806	$(2,763)	$—	$533	$500,576
TTEC Engage	305,039	2,763	—	610	308,412
Total	$807,845	$—	$—	$1,143	$808,988

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2021	Adjustments	Impairments	Currency	2022

TTEC Digital	$505,222	$—	$—	$(2,416)	$502,806
TTEC Engage	234,259	75,896	—	(5,116)	305,039
Total	$739,481	$75,896	$—	$(7,532)	$807,845

Impairment

The Company has three reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist.

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2023, the date of the annual impairment testing, the Company concluded that for all three of the reporting units the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

During the Company’s annual impairment testing as of December 1, 2023, the Company identified one reporting unit, Engage, being at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. The carrying value of Engage was $1,092.1 million at December 1, 2023, including approximately $308.4 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Engage reporting unit exceeded its carrying value by approximately 13.0%. If all assumptions are held constant, either a 1.7% increase in the discount rate or a 2.0% annual decrease in the projected revenue over the forecast period, would result in approximately $138.0 million decrease in the estimated fair value of the Engage reporting unit. Such a change in either of these assumptions individually would have resulted in the Engage reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2023. As an international outsourcing agent, Engage’s revenue and cash flows are susceptible to global economic conditions and client business volumes. In performing the Step 1 evaluation, the reporting unit’s current backlog and pipeline of customer business were considered, as well as inflation rates, gross domestic product rates, historical revenue growth and profitability, and state of the CX industry. The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues, future cash flows and available market information for comparable companies.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used a market approach and an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods ranging from (4.0)% to 16.5%;
●	EBITDA margin projections held relatively flat over the forecast periods ranging from 10.0% to 18.0%;
●	Estimated income tax rates of 26.4% to 26.6%;
●	Estimated capital expenditures ranging from $0.1 million to $57.8 million; and
●	Discount rates ranging from 12.0% to 15.8% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(7)OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2022	Amortization	Impairments	Adjustments	Currency	2023
Customer relationships, gross	$355,717	$—	$—	$—	$(967)	$354,750
Customer relationships - accumulated amortization	(123,882)	(33,768)	—	—	426	(157,224)
Other intangible assets, gross	19,712	—	—	—	659	20,371
Other intangible assets - accumulated amortization	(17,638)	(1,810)	—	—	(16)	(19,464)
Other intangible assets, net	$233,909	$(35,578)	$—	$—	$102	$198,433

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2021	Amortization	Impairments	Adjustments	Currency	2022
Customer relationships, gross	$299,948	$—	$—	$61,310	$(5,541)	$355,717
Customer relationships - accumulated amortization	(93,582)	(33,244)	—	—	2,944	(123,882)
Other intangible assets, gross	19,731	—	—	—	(19)	19,712
Other intangible assets - accumulated amortization	(13,748)	(3,899)	—	—	9	(17,638)
Other intangible assets, net	$212,349	$(37,143)	$—	$61,310	$(2,607)	$233,909

The acquisition recorded during 2022 relates to the purchase of Faneuil (see Note 2 for further information).

Customer relationships are being amortized over the remaining weighted average useful life of 6.1 years and other intangible assets are being amortized over the remaining weighted average useful life of 1.6 years. Amortization expense related to intangible assets was $35.6 million, $37.1 million and $32.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Expected future amortization of other intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$33,042
2025	31,092
2026	31,033
2027	31,033
2028	30,261
Thereafter	41,972
Total	$198,433

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2023, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands and net of tax):

	Year Ended December 31,
	2023	2022	2021

Aggregate unrealized net gain/(loss) at beginning of period	$89	$(40)	$8,431
Add: Net gain/(loss) from change in fair value of cash flow hedges	3,292	2,281	(12,126)
Less: Net (gain)/loss reclassified to earnings from effective hedges	2,934	(2,152)	3,655
Aggregate unrealized net gain/(loss) at end of period	$6,315	$89	$(40)

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2023 and 2022 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2023	Amount	Amount		12 months	Through
Canadian Dollar	2,250	$1,670		100.0%	September 2024
Philippine Peso	9,324,000	165,842	(1)	58.7%	December 2026
Mexican Peso	938,000	44,155		60.8%	December 2026
		$211,667

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2022	Amount	Amount
Canadian Dollar	12,000	$9,177
Philippine Peso	8,617,000	157,855	(1)
Mexican Peso	1,024,500	44,690
		$211,722

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2023 and December 31, 2022.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2023 and 2022, the total notional amount of the Company’s forward contracts used as fair value hedges was $73.3 million and $80.8 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$7,527	$327
Other long-term assets	2,415	—
Other current liabilities	(1,214)	(120)
Other long-term liabilities	(197)	—
Total fair value of derivatives, net	$8,531	$207

	December 31, 2022
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,001	$281
Other long-term assets	3,019	—
Other current liabilities	(5,157)	(76)
Other long-term liabilities	(1,748)	—
Total fair value of derivatives, net	$115	$205

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$2,934	$(2,152)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$3,964	$(2,906)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$1,882	$827

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

The following presents information as of December 31, 2023 and 2022 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2023 and 2022, the Company had $995.0 million and $960.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2023 and 2022, borrowings accrued interest at an average rate of 6.7% and 3.1% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2023, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2023 and 2022 (in thousands):

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,531	$—	$8,531
Fair value hedges	—	207	—	207
Total net derivative asset (liability)	$—	$8,738	$—	$8,738

As of December 31, 2022

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$115	$—	$115
Fair value hedges	—	205	—	205
Total net derivative asset (liability)	$—	$320	$—	$320

The following is a summary of the Company’s fair value measurements as of December 31, 2023 and 2022 (in thousands):

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$8,738	$—
Deferred compensation plan asset	31,082	—	—
Total assets	$31,082	$8,738	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(1,496)
Total liabilities	$—	$—	$(1,496)

Redeemable noncontrolling interest	$—	$—	$—

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

During 2020 and 2021, the Company recorded fair value adjustments to the contingent consideration associated with the VF US and VF ASEAN acquisitions based on increased actual results and estimates of EBITDA for 2021 which caused the payables to increase. Accordingly, a combined $4.3 million increase, and a combined $1.2 million increase to the payables were recorded, respectively, and were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). The future contingent consideration for the VF US and VF ASEAN acquisitions were finalized at $9.6 million and were paid in March 2022.

During 2022 and 2023, fair value adjustments of a combined $2.9 million benefit and a combined $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract and a complete reduction for the second contract as it was not awarded to the Company. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Contingent Receivables – The Company recorded a contingent receivable related to the Faneuil acquisition that closed in 2022. During 2022 and 2023, the Company recorded fair value adjustments for the receivable based on current information which caused the receivable to decrease, and $4.6 million expense, and $4.4 million expense, respectively, were included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$(5,916)	$—	$7,400	$(2,980)	$(1,496)
Total	$(5,916)	$—	$7,400	$(2,980)	$(1,496)

				Imputed
	December 31,			Interest /	December 31,
	2021	Acquisitions	Payments	Adjustments	2022

VF US	$(7,414)	$—	$7,414	$—	$—
VF ASEAN	(2,186)	—	2,186	—	—
Faneuil	—	(8,816)	—	2,900	(5,916)
Total	$(9,600)	$(8,816)	$9,600	$2,900	$(5,916)

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable is as follows (in thousands):

				Imputed
	December 31,			Interest /	December 31,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$5,724	$—	$(1,343)	$(4,381)	$—
Total	$5,724	$—	$(1,343)	$(4,381)	$—

				Imputed
	December 31,			Interest /	December 31,
	2021	Acquisitions	Payments	Adjustments	2022

Faneuil	$—	$10,370	$—	$(4,646)	$5,724
Total	$—	$10,370	$—	$(4,646)	$5,724

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(39,871)	$52,887	$108,160
Foreign	80,595	91,561	99,724
Total	$40,724	$144,448	$207,884

The Company’s selection of an accounting policy with respect to both the GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2023 annual financial statements.

During the fourth quarter of 2023, the Company released its indefinite reinvestment assertion related to earnings for all foreign operations. The Company has completed its analysis in regard to the full tax impact of these changes in indefinite reinvestment reassertion and any related taxes have been recorded. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The Company has an estimated $176 million of outside basis differences as of December 31, 2023. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar 2 framework, will become effective across various countries starting in 2024, as each country works to enact legislation influenced by the OECD Pillar 2 rules. While the Company does not expect the adoption of the Pillar Two framework to have a material impact on our effective tax rate, the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision for (benefit from)
Federal	$3,625	$10,816	$20,697
State	1,893	5,245	8,006
Foreign	24,470	22,055	20,161
Total current provision for (benefit from)	29,988	38,116	48,864
Deferred provision for (benefit from)
Federal	(14,357)	(3,128)	(7,017)
State	(848)	(192)	(402)
Foreign	7,677	(7,681)	8,250
Total deferred provision for (benefit from)	(7,528)	(11,001)	831
Total provision for (benefit from) income taxes	$22,460	$27,115	$49,695

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax per U.S. federal statutory rate (21%, 21%, 21%)	$8,552	$30,334	$43,655
State income taxes, net of federal deduction	(1,355)	2,717	4,588
Change in valuation allowances	14,917	(3,278)	12,567
Foreign income taxes at different rates than the U.S.	208	1,202	(1,416)
Taxes related to compensation	1,542	(66)	(2,788)
Liabilities for uncertain tax positions	1,759	(1,435)	(790)
Impacts of foreign branch operations	(283)	2,315	(187)
Non-taxable earnings of noncontrolling interest	(1,508)	(2,638)	(3,085)
Foreign dividend less foreign tax credits	(1,294)	(1,616)	(1,142)
State and Federal income tax credits and NOL's	(4,611)	(4,604)	(4,531)
Foreign earnings taxed currently in U.S.	2,409	2,978	1,930
Taxes related to prior year filings	675	(432)	(1,192)
Other	1,449	1,638	2,086
Income tax per effective tax rate	$22,460	$27,115	$49,695

Effective tax rate percentage	55.2%	18.8%	23.9%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets, gross
Accrued compensation and employee benefits	$12,687	$11,627
Allowance for credit losses, insurance and other accruals	7,855	4,109
Amortization of deferred lease liabilities	21,683	18,475
Net operating losses	22,241	18,312
Customer acquisition and deferred revenue accruals	15,991	18,749
Federal and state tax credits, net	3,456	3,247
Investments	7,626	1,149
Depreciation and amortization	19,570	7,896
Unremitted foreign earnings	13,412	—
Interest expense	14,957	—
Other	630	3,931
Total deferred tax assets, gross	140,108	87,495
Valuation allowances	(39,902)	(24,944)
Total deferred tax assets, net	100,206	62,551
Deferred tax liabilities
Intangible assets	(41,447)	(28,848)
Operating lease assets	(18,362)	(15,594)
Other	(5,383)	(3,254)
Total deferred tax liabilities	(65,192)	(47,696)
Net deferred tax assets	$35,014	$14,855

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2023 the Company had approximately $38.2 million of net deferred tax assets in the U.S. and $3.1 million deferred tax liability across their foreign operations. As of December 31, 2023 the deferred tax valuation allowance was $39.9 million and related primarily to interest expense limitations and tax losses in foreign jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2023, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $15.3 million increase related to interest expense limitation carry forwards, state net operating losses and foreign tax credits not expected to be utilized in the United States; a $3.1 million increase in valuation allowance in Australia, Mexico, Brazil, the United Kingdom and various other jurisdictions for deferred tax assets that do not meet the “more-likely-than-not” standard; and a $3.5 million release of valuation allowance in Canada, the United Kingdom, the Netherlands, and various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$24,944	$29,620	$18,697
Additions of deferred income tax expense	18,410	2,248	14,660
Reductions of deferred income tax expense	(3,452)	(6,924)	(3,737)
Ending balance	$39,902	$24,944	$29,620

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2023, after consideration of all tax loss carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2024	$10
2025	245
2026	971
2027	375
After 2027	9,621
No expiration	11,024
Total	$22,246

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the years ended December 31, 2023, 2022 and 2021 was approximately $2.3 million, $1.6 million and $6.3 million, respectively, which had a favorable impact on diluted net income per share of $0.05, $0.04 and $0.13, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2023, 2022 and 2021 was approximately $2.7 million, $1.8 million and $2.8 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $6.6 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2023 is presented below (in thousands):

Balance as of December 31, 2020	$7,509
Additions for current year tax positions	220
Reductions in prior year tax positions	(826)
Balance as of December 31, 2021	6,903
Additions for current year tax positions	143
Reductions in prior year tax positions	(479)
Balance as of December 31, 2022	6,567
Additions for current year tax positions	212
Reductions in prior year tax positions	(203)
Balance as of December 31, 2023	$6,576

At December 31, 2023, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $9.3 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits may be reduced by $0.3 million as a result of the expiration of various statutes of limitation or other confirmations of tax positions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2023 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2017 - Present
Australia	2019 - Present
India	2017 - Present
Canada	2019 - Present
Mexico	2018 - Present
Philippines	2019 - Present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for the United States for tax year 2017 and 2018, the Philippines for tax year 2020, the state of California in the United States for tax years 2017 and 2018, the state of Wisconsin in the U.S. for tax years 2019 through 2021, and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2023, 2022 and 2021, the Company recognized impairment losses, net related to leasehold improvement assets, right of use lease assets, internally developed software and certain computer equipment of $11.7 million, $13.7 million and $11.3 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

On April 3, 2023, the Company entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with SOFR as of the date of the amendment, and, therefore, will affect the interest rates paid for a portion of the Credit Facility starting in the second quarter of 2023.

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. On February 26, 2024, the Company entered into an Eighth Amendment to the Credit Agreement to increase the net leverage ratio covenant, for a period starting with the quarter ending March 31, 2024 through quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and reduced the total lenders’ commitment from $1.5 billion to $1.3 billion.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company's ability to comply with the covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital. The Company could also reduce discretionary spending which could include a reduction to capital expenditures or the dividends paid.

The maximum commitment under the Credit Facility is $1.3 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by a rate per annum as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants. The Credit Agreement permits accounts receivable factoring up to the greater of $100 million or 25 percent of the average book value of all accounts receivable over the most recent twelve-month period. The Credit Agreement also permits the utilization of up to $100 million of limits within the Credit Facility for letters of credit to be used in the business.

As defined in the Credit Agreement, base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, or (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin which ranges from 0% to 1% based on the Company’s net leverage ratio. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin which ranges from 1% to 2% based on the Company’s net leverage ratio. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for SOFR loans.

As of December 31, 2023, and 2022, the Company had borrowings of $995.0 million and $960.0 million, respectively, under its Credit Agreement and its average daily utilization was $1,072.4 million and $1,037.4 million for the years ended December 31, 2023 and 2022, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $90 million as of December 31, 2023. As of December 31, 2023, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2023, outstanding letters of credit under the Credit Agreement totaled $0.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2023, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(14)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred Revenue - Current	$81,171	$87,846
Deferred Revenue - Long-term (included in Other long-term liabilities)	4,814	5,760
Total Deferred Revenue	$85,985	$93,606

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred Costs - Current (included in Prepaids and other current assets)	$32,672	$42,632
Deferred Costs - Long-term (included in Other long-term assets)	24,245	6,550
Total Deferred Costs	$56,917	$49,182

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2022	$93,606
Additions	332,021
Amortization	(339,642)
Balance as of December 31, 2023	$85,985

Revenue recognized for the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $332.0 million. Revenue recognized for the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $288.5 million.

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

As of December 31, 2023, the Company’s RPO was $332.4 million, which will be delivered and recognized within the next five years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The components of lease expense for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Location in Statements of	Year Ended December 31,
Description	Comprehensive Income (Loss)	2023	2022	2021
Amortization of ROU assets - finance leases	Depreciation and amortization	$2,832	$3,785	$6,674
Interest on lease liabilities - finance leases	Interest expense	115	79	136
Operating lease cost (cost resulting from lease payments)	Cost of services	36,872	34,786	39,087
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,625	2,524	2,770
Operating lease cost (cost resulting from lease payments)	Restructuring	788	925	1,614
Operating lease cost	Impairment	10,096	4,821	5,338
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	1,352	1,298	1,240
Short-term lease cost	Cost of services	1,182	3,428	4,529
Variable lease cost (cost excluded from lease payments	Cost of services	827	1,320	1,246
Less: Sublease income	Selling, general and administrative	(555)	(710)	(807)
Less: Sublease income	Other income (expense), net	(3,034)	(2,748)	(2,584)
Total lease cost		$52,100	$49,508	$59,243

Other supplementary information for the years ended December 31, 2023 and 2022 are as follows (dollar values in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease - operating cash flows	$38	$26	$45
Finance lease - financing cash flows	$2,527	$3,087	$6,385
Operating lease - operating cash flows (fixed payments)	$49,691	$51,693	$52,358
New ROU assets - operating leases	$28,024	$36,040	$15,280
Modified ROU assets - operating leases	$44,129	$10,629	$736
New ROU assets - finance leases	$3,124	$483	$1,141

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average remaining lease term - finance leases	2.22 years	1.87 years	2.34 years
Weighted average remaining lease term - operating leases	4.12 years	4.06 years	3.32 years
Weighted average discount rate - finance leases	5.51%	2.07%	1.85%
Weighted average discount rate - operating leases	6.88%	4.91%	5.38%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of December 31, 2023 and 2022 are as follows (in thousands):

Description	Location in Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$121,574	$92,431
Finance lease assets	Property, plant and equipment, net	4,106	3,814
Total leased assets		$125,680	$96,245

Liabilities
Current
Operating	Current operating lease liabilities	$38,271	$35,271
Finance	Other current liabilities	2,100	2,056
Non-current
Operating	Non-current operating lease liabilities	96,809	69,575
Finance	Other long-term liabilities	1,887	1,257
Total lease liabilities		$139,067	$108,159

The future minimum operating lease and finance lease payments required under non-cancelable leases as of December 31, 2023 and 2022 are as follows (in thousands):

December 31, 2023

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$46,258	$(3,038)	$2,155
Year 2	36,683	(3,015)	1,378
Year 3	30,984	(490)	704
Year 4	25,539	—	—
Year 5	11,794	—	—
Thereafter	6,267	—	—
Total minimum lease payments	$157,525	$(6,543)	$4,237
Less imputed interest	(22,445)		(250)
Total lease liability	$135,080		$3,987

December 31, 2022

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$38,783	$(3,527)	$2,071
Year 2	26,789	(2,940)	1,020
Year 3	18,229	(2,940)	268
Year 4	12,906	(490)	14
Year 5	9,749	—	—
Thereafter	10,320	—	—
Total minimum lease payments	$116,776	$(9,897)	$3,373
Less imputed interest	(11,930)		(60)
Total lease liability	$104,846		$3,313

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2026. In 2017, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on November 6, 2017 and ended on May 31, 2021. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ended July 21, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ended on June 14, 2023. In 2022, the Company sub-leased one of its office spaces for the majority of the remaining term of the original lease. The sub-lease began on June 29, 2022 and ends January 31, 2024.

(16) OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022

Deferred revenue	$4,814	$5,760
Deferred compensation plan	30,999	25,889
Other	36,270	34,655
Total	$72,083	$66,304

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2020	$(78,139)	$8,431	$(2,448)	$(72,156)

Other comprehensive income (loss) before reclassifications	(17,408)	(12,126)	(103)	(29,637)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,655	(288)	3,367
Net current period other comprehensive (income) loss	(17,408)	(8,471)	(391)	(26,270)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	(28,187)	2,281	455	(25,451)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,152)	(272)	(2,424)
Net current period other comprehensive income (loss)	(28,187)	129	183	(27,875)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	30,891	3,292	(62)	34,121
Amounts reclassified from accumulated other comprehensive income (loss)	(301)	2,934	(329)	2,304
Net current period other comprehensive income (loss)	30,590	6,226	(391)	36,425

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2023	2022	2021	(Loss) Classification

Derivative valuation
(Gain)/loss on foreign currency forward exchange contracts	$3,964	$(2,906)	$4,939	Revenue
Tax effect	(1,030)	754	(1,284)	Provision for income taxes
	$2,934	$(2,152)	$3,655	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(366)	$(302)	$(320)	Cost of services
Tax effect	37	30	32	Provision for income taxes
	$(329)	$(272)	$(288)	Net income (loss)

(18)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Shares used in basic earnings per share calculation	47,335	47,121	46,890
Effect of dilutive securities:
Restricted stock units	78	205	468
Performance-based restricted stock units	6	9	28
Total effects of dilutive securities	84	214	496
Shares used in dilutive earnings per share calculation	47,419	47,335	47,386

For the years ended December 31, 2023, 2022 and 2021, restricted stock units of 935 thousand, 462 thousand, and 124 thousand, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $11.6 million, $12.2 million and $10.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Equity Compensation Plans

In February 2020, the Company adopted the TTEC Holdings, Inc., 2020 Equity Incentive Plan (the “2020 Plan”), which permits awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock, performance stock units and restricted stock units. The 2020 Plan will also provide for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees under the 2020 Plan generally vest over three to five years and have a contractual life of ten years. Options issued to Directors vest over one year and have a contractual life of ten years. At the 2020 Annual Stockholder Meeting, the Company received shareholder approval for the 2020 Plan, including 4.0 million shares of common stock to be reserved for issuance under the Plan. At the 2024 Annual Stockholder Meeting, the Company intends to seek shareholder approval for an additional 4.5 million shares of TTEC common stock to be reserved for future issuance under the Plan.

The following table presents the total equity-based compensation expense (stock options and RSUs) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Equity-based compensation expense recognized in Cost of services	$9,766	$7,175	$6,099
Equity-based compensation expense recognized in Selling, general and administrative	12,305	10,396	10,326
Total equity-based compensation expense	$22,071	$17,571	$16,425

Total tax benefit recognized	$2,329	$5,512	$8,673

Restricted Stock Units

2021, 2022 and 2023 RSU Awards: The Company granted RSUs in 2021, 2022 and 2023 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2021, 2022 and 2023 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2023, 2022, and 2021 was $33.34, $65.36, and $96.47, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $17.7 million, $18.4 million, and $14.2 million, respectively.

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

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company's annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.7 million for the year ended December 31, 2023.

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

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between zero and $8.9 million and vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2023. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2025.

A summary of the status of the Company’s non-vested RSUs and PRSUs and activity for the year ended December 31, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2022	1,358,723	$65.37
Granted	729,076	$33.34
Vested	(273,558)	$61.90
Cancellations/expirations	(209,968)	$63.78
Unvested as of December 31, 2023	1,604,273	$51.61

All RSUs vested during the year ended December 31, 2023 were issued out of treasury stock. As of December 31, 2023, there was approximately $36.6 million of total unrecognized compensation expense and approximately $34.8 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.7 years using the straight-line method.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)STOCK REPURCHASE PROGRAM

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001, and is accounted for using the cash method. As of December 31, 2023, the cumulative authorized repurchase allowance was $762.3 million. During the year ended December 31, 2023, the Company purchased no additional shares. Since inception of the program, the Company has purchased 46.1 million shares for $735.8 million. As of December 31, 2023, the remaining allowance under the program was approximately $26.6 million. For the period from January 1, 2023 through February 23, 2024, the Company did not purchase any additional shares. Although the stock repurchase program does not have an expiration date, the Company would seek a re-authorization of repurchase from the Board of Directors, if it decides to make repurchases during 2024.

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During 2023, 2022 and 2021, the Company expensed $1.0 million, $0.5 million and $0.6 million, respectively, to Avion and Airmax for services provided to the Company. There was $218 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2023.

Ms. Regina M. Paolillo, former Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in the TTEC Welltok joint venture. During the years ended December 31, 2022 and 2021, the Company recorded revenue of $0.5 million and $1.5 million, respectively, in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors and the joint venture has been wound down, but TTEC continues to service revenue for Welltok, Inc.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the years ended December 31, 2023 and 2022, the Company expensed $3.8 million and $2.9 million, respectively, for these services.