Form 10-Q
period 2024-03-31
TTEC Holdings, Inc.
filed 2024-05-08
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐   No ☑

As of May 1, 2024, there were 47,557,165 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$91,514	$172,747
Accounts receivable, net of allowance of $2,065 and $2,248, respectively	404,651	394,868
Prepaids and other current assets	104,985	95,064
Income and other tax receivables	16,328	18,524
Total current assets	617,478	681,203

Long-term assets
Property, plant and equipment, net	185,242	191,003
Operating lease assets	113,060	121,574
Goodwill	807,134	808,988
Deferred tax assets, net	52,059	38,151
Other intangible assets, net	189,814	198,433
Income and other tax receivables, long-term	41,501	44,673
Other long-term assets	108,766	101,573
Total long-term assets	1,497,576	1,504,395
Total assets	$2,115,054	$2,185,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90,473	$96,577
Accrued employee compensation and benefits	120,340	146,184
Other accrued expenses	40,314	32,217
Income tax payable	5,444	4,909
Deferred revenue	87,787	81,171
Current operating lease liabilities	36,457	38,271
Other current liabilities	3,400	3,698
Total current liabilities	384,215	403,027

Long-term liabilities
Line of credit	953,000	995,000
Deferred tax liabilities, net	3,122	3,137
Non-current income tax payable	—	—
Non-current operating lease liabilities	90,218	96,809
Other long-term liabilities	72,090	72,083
Total long-term liabilities	1,118,430	1,167,029
Total liabilities	1,502,645	1,570,056

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,447,289 and 47,427,200 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	474	474
Additional paid-in capital	412,768	407,415
Treasury stock at cost: 34,604,964 and 34,625,053 shares as of March 31, 2024 and December 31, 2023, respectively	(589,475)	(589,807)
Accumulated other comprehensive income (loss)	(93,733)	(89,876)
Retained earnings	865,277	870,429
Noncontrolling interest	17,098	16,907
Total stockholders’ equity	612,409	615,542
Total liabilities and stockholders’ equity	$2,115,054	$2,185,598

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$576,638	$633,286

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	453,818	482,678
Selling, general and administrative	74,575	74,010
Depreciation and amortization	25,145	25,827
Restructuring charges, net	249	2,053
Impairment losses	140	4,307
Total operating expenses	553,927	588,875

Income from operations	22,711	44,411

Other income (expense)
Interest income	983	1,164
Interest expense	(21,071)	(17,391)
Other income (expense), net	206	655
Total other income (expense)	(19,882)	(15,572)

Income before income taxes	2,829	28,839

Provision for income taxes	(2,329)	(7,922)

Net income	500	20,917

Net income (loss) attributable to noncontrolling interest	(2,805)	(2,270)

Net (loss) income attributable to TTEC stockholders	$(2,305)	$18,647

Other comprehensive income (loss)
Net income	$500	$20,917
Foreign currency translation adjustments	(3,837)	9,398
Derivative valuation, gross	(310)	8,861
Derivative valuation, tax effect	75	(2,310)
Other, net of tax	121	72
Total other comprehensive income (loss)	(3,951)	16,021
Total comprehensive income (loss)	(3,451)	36,938

Less: Comprehensive income attributable to noncontrolling interest	(2,711)	(1,825)

Comprehensive (loss) income attributable to TTEC stockholders	$(6,162)	$35,113

Weighted average shares outstanding
Basic	47,432	47,234
Diluted	47,587	47,401

Net (loss) income per share attributable to TTEC stockholders
Basic	$(0.05)	$0.39
Diluted	$(0.05)	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2023 and 2024

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	20,457	—	—	—	20,457	(20,457)
Net income	—	—	—	—	—	18,648	1,716	20,364	553
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,572)	—	(24,572)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,619)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(3,181)	(3,181)	(186)
Foreign currency translation adjustments	—	—	—	—	9,289	—	109	9,398	—
Derivatives valuation, net of tax	—	—	—	—	6,551	—	—	6,551	—
Vesting of restricted stock units	28	1	479	(990)	—	—	—	(510)	—
Equity-based compensation expense	—	—	—	4,154	—	—	—	4,154	—
Other, net of tax	—	—	—	—	72	—	—	72	—
Balance as of March 31, 2023	47,252	$473	$(592,685)	$391,294	$(110,389)	$905,309	$16,836	$610,838	$3,936

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—
Noncontrolling interest adjustment due to buyout	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(2,305)	2,805	500	—
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,520)	(2,520)	—
Foreign currency translation adjustments	—	—	—	—	(3,743)	—	(94)	(3,837)	—
Derivatives valuation, net of tax	—	—	—	—	(235)	—	—	(235)	—
Vesting of restricted stock units	20	—	332	(459)	—	—	—	(127)	—
Equity-based compensation expense	—	—	—	5,812	—	—	—	5,812	—
Other, net of tax	—	—	—	—	121	—	—	121	—
Balance as of March 31, 2024	47,447	$474	$(589,475)	$412,768	$(93,733)	$865,277	$17,098	$612,409	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$500	$20,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,145	25,827
Amortization of contract acquisition costs	283	716
Amortization of debt issuance costs	643	268
Imputed interest expense and fair value adjustments to contingent consideration	(1,240)	3,178
Provision for credit losses	(31)	2,263
Loss on disposal of assets	510	605
Impairment losses	140	4,307
Loss on dissolution of subsidiary	—	301
Deferred income taxes	(12,628)	(4,994)
Excess tax benefit from equity-based awards	292	(1)
Equity-based compensation expense	5,812	4,154
Loss (gain) on foreign currency derivatives	77	(493)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,301)	11,089
Prepaids and other assets	3,094	13,325
Accounts payable and accrued expenses	(25,845)	(22,352)
Deferred revenue and other liabilities	(1,080)	(10,052)
Net cash (used in) provided by operating activities	(15,629)	49,058

Cash flows from investing activities
Proceeds from sale of long-lived assets	25	26
Purchases of property, plant and equipment, net of acquisitions	(13,473)	(13,669)
Net cash used in investing activities	(13,448)	(13,643)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	(42,000)	(30,000)
Payments on other debt	(741)	(600)
Payments of contingent consideration and hold-back payments to acquisitions	—	(9,162)
Dividends paid to shareholders	—	—
Payments of debt issuance costs	(1,100)	—
Payments to noncontrolling interest	(2,520)	(3,367)
Tax payments related to issuance of restricted stock units	(127)	(510)
Net cash used in financing activities	(46,488)	(43,639)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,847	878

Decrease in cash, cash equivalents and restricted cash	(73,718)	(7,346)
Cash, cash equivalents and restricted cash, beginning of period	173,905	167,064
Cash, cash equivalents and restricted cash, end of period	$100,187	$159,718

Supplemental disclosures
Cash paid for interest	$19,755	$17,097
Cash paid for income taxes	$17,561	$4,793
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$200	$197
Acquisition of equipment through increase in accounts payable, net	$(2,426)	$5,079
Dividend declared but not paid	$2,847	$24,572

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1983, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, the Company helps clients improve their customer satisfaction while lowering their total cost to serve. As of March 31, 2024, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

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

During the first quarter of 2024, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with the help of approximately 58,000 customer care associates, consultants, technologists, and CX professionals.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 70% equity owned subsidiary First Call Resolution, LLC through March 31, 2023 and then 100% owned subsequently, and its 70% equity owned subsidiary Serendebyte, Inc. through December 31, 2023 and then 100% owned subsequently (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Out-of-period Adjustment

The Consolidated Financial Statements for the three months ended June 30, 2023 included an adjustment of $14.2 million to other comprehensive income and deferred tax assets, to correct for an error identified by management during the preparation of the financial statements. This adjustment was to reflect the deferred tax impact of currency translation adjustments, of which $14.2 million related to prior annual fiscal periods. Management has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated. The impact to the three and six month periods ended June 30, 2023 was not material. As such, management recorded the correction as an out-of-period adjustment in the three months ended June 30, 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$91,514	$172,747
Restricted cash included in "Prepaid and other current assets"	8,673	1,158
Total	$100,187	$173,905

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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company adopted the standard effective April 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Other Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which relates to disclosures regarding a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to have a material impact the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to have a material impact the Company’s consolidated balance sheets or income statements.

(2)ACQUISITIONS AND DIVESTITURES

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The fair value of the two contingent payments was estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments ranged from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During 2022, a $2.9 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on changes in estimated EBITDA, the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During the second quarter of 2023, an amendment to the agreement was signed which modified the contingent payment to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2024, the contingent payment is accrued at $0.3 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $270 thousand asset was recorded as of the acquisition date which was included in Other long-term assets in the Consolidated Balance Sheets. During the fourth quarter of 2022 and the first quarter of 2023, reductions in fair value of $52 thousand and $140 thousand, respectively, were recorded due to changes in estimated revenue, which were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the second quarter of 2023, an amendment to the agreement was signed which cancelled the option to purchase the additional assets in certain verticals, and thus the remaining $78 thousand accrual was removed and included in Other income. As of March 31, 2024, the fair value is zero.

The Faneuil Transaction included an indemnity escrow which was disbursed as a holdback payment on the acquisition date. The indemnity payments related to real estate and technology funds that were spent post-close related to various IT upgrades and real estate expenses, and indemnity related to potential future employee wage increases. The indemnity payments were valued based on a weighted average of several current scenarios and a receivable of $10.4 million was recorded as of the acquisition date. During the third and fourth quarters of 2022 and the first quarter of 2023, reductions in the fair value were calculated and a $4.4 million expense, a $0.2 million expense and a $2.5 million expense, respectively, were recorded related to fair value adjustments for the receivable based on current information reflecting a better outcome with the contract negotiations and lower anticipated IT and facilities spending. During the second quarter of 2023, the payout value related to the IT and Facilities reimbursement was finalized at $1.3 million, and an expense of $1.9 million was recorded. The payment was received by TTEC in May 2023 and as of June 30, 2023, the receivables were reduced to zero on the Consolidated Balance Sheet. The reductions in fair value related expenses were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

TTEC Digital’s solutions are built to respond to market needs for both enterprise and small and medium-sized business clients. AI design and delivery capabilities are woven across all four of the following pillars.

•	Professional Services: CX and AI solution planning, design, and implementation services
•	Managed Services: Cloud application and premise support
•	CX Consulting, Analytics and AI: Transformation strategy and design, data science, engineering, and visualization
•	IP & Software: Custom software engineering through TTEC Digital’s IP and Software division

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

TTEC Engage and the CX Business Process Outsourcing Services Industry

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended March 31, 2024

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$112,031	$—	$112,031	$7,050	$3,288
TTEC Engage	464,607	—	464,607	18,095	19,423
Total	$576,638	$—	$576,638	$25,145	$22,711

Three Months Ended March 31, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$116,927	$—	$116,927	$6,861	$785
TTEC Engage	516,359	—	516,359	18,966	43,626
Total	$633,286	$—	$633,286	$25,827	$44,411

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Capital Expenditures
TTEC Digital	$1,787	$2,274
TTEC Engage	11,686	11,395
Total	$13,473	$13,669

	March 31, 2024	December 31, 2023
Total Assets
TTEC Digital	$817,502	$815,488
TTEC Engage	1,297,552	1,370,110
Total	$2,115,054	$2,185,598

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
United States / Canada	$386,916	$444,035
Philippines / Asia Pacific / India	120,465	122,039
Europe / Middle East / Africa	38,844	34,455
Latin America	30,413	32,757
Total	$576,638	$633,286

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2024; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.8% and 10.0% of total revenue for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; each of these contracts have different durations and renewal dates and a revenue opportunity below the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of year	$2,248	$3,524
Provision for credit losses	(31)	2,263
Uncollectible receivables written-off	(150)	(712)
Effect of foreign currency	(2)	3
Balance, end of year	$2,065	$5,078

Accounts Receivable Factoring Agreement

The Company is party to an Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, or “BMO”), whereby from time-to-time the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $100 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow.

The balances related to the Agreement are as follows (in thousands):

	March 31, 2024	December 31, 2023
Total accounts receivable factored	$85,115	$99,994

Total amounts collected from clients not yet remitted to Bank	$8,673	$1,158

The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of March 31, 2024 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

On July 21, 2023, BMO Financial Group completed its acquisition of Bank of the West from PNB Bank Paribas. The Agreement transitioned with the acquisition.

On January 2, 2024, the Company amended the arrangement to adjust the discount rate to reflect BMO’s updated market pricing levels and other minor items.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2023	Adjustments	Impairments	Currency	2024

TTEC Digital	$500,576	$—	$—	$(1,061)	$499,515
TTEC Engage	308,412	—	—	(793)	307,619
Total	$808,988	$—	$—	$(1,854)	$807,134

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

Outside of our annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the first quarter of 2024, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2024, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands and net of tax):

	Three Months Ended March 31,
	2024	2023

Aggregate unrealized net gain/(loss) at beginning of period	$6,315	$89
Add: Net gain/(loss) from change in fair value of cash flow hedges	966	6,935
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,201)	(384)
Aggregate unrealized net gain/(loss) at end of period	$6,080	$6,640

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2024 and December 31, 2023 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2024	Amount	Amount		12 months	Through
Canadian Dollar	1,500	$1,113		100%	September 2024
Philippine Peso	7,647,000	135,128	(1)	61.8%	December 2026
Mexican Peso	776,000	36,727		63.4%	December 2026
		$172,968

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2024 and December 31, 2023.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2024 and December 31, 2023 the total notional amounts of the Company’s forward contracts used as fair value hedges were $46.6 million and $73.3 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$7,418	$178
Other long-term assets	2,125	—
Other current liabilities	(1,179)	(47)
Other long-term liabilities	(144)	—
Total fair value of derivatives, net	$8,220	$131

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of (gain) or loss recognized in Other comprehensive income (loss) - effective portion, net of tax	$(1,201)	$(384)

Amount and location of net (gain) or loss reclassified from Accumulated OCI to income - effective portion:
Revenue	$(1,624)	$(518)

	Three Months Ended March 31,
	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$226	$1,400

(7)FAIR VALUE

The authoritative guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The following presents information as of March 31, 2024 and December 31, 2023 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2024 and December 31, 2023, the Company had $953.0 million and $995.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2024 outstanding borrowings accrued interest at an average rate of 7.1% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2024, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2024 and December 31, 2023 (in thousands):

As of March 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,220	$—	$8,220
Fair value hedges	—	131	—	131
Total net derivative asset (liability)	$—	$8,351	$—	$8,351

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,531	$—	$8,531
Fair value hedges	—	207	—	207
Total net derivative asset (liability)	$—	$8,738	$—	$8,738

The following is a summary of the Company’s fair value measurements as of March 31, 2024 and December 31, 2023 (in thousands):

As of March 31, 2024

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$8,351	$—
Deferred compensation plan asset	33,441	—	—
Total assets	$33,441	$8,351	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(256)
Total liabilities	$—	$—	$(256)

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$8,738	$—
Deferred compensation plan asset	31,082	—	—
Total assets	$31,082	$8,738	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(1,496)
Total liabilities	$—	$—	$(1,496)

Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan for certain eligible employees. The deferred compensation asset represents the combined fair value of all the funds based on quoted values and market observable inputs. All amounts deferred under the Plan are unfunded, unsecured obligations of the Company. The Company manages the risk of the changes in the fair value of the liability for deferred compensation by electing to match its liability under the Plan with investment vehicles that offset a portion of its exposure including a Company owned life insurance policy held in a rabbi trust.

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

During 2022 and 2023, fair value adjustments of a $2.9 million benefit and a $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During 2024, a fair value adjustment of a $1.2 million benefit, was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and updated EBITDA estimates. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	March 31,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$(1,496)	$—	$—	$1,240	$(256)
Total	$(1,496)	$—	$—	$1,240	$(256)

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2024 and 2023, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, internally developed software and certain computer equipment of $0.1 million and $4.3 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, the Company had $52.1 million of net deferred tax assets (after a $42.9 million valuation allowance) and a net deferred tax asset of $48.9 million (after deferred tax liabilities of $3.1 million) related to the United States and international tax jurisdictions whose recoverability is dependent upon future profitability.

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2024 estimated annual effective tax rate of 37.3%, before discrete items, is driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, changes in valuation allowance, the associated U.S. tax impacts of foreign earnings and United States Federal Tax Credits. The Company’s first quarter effective tax rate was 82.3%. This rate was the result of near breakeven year-to-date income, the exclusion of losses related to entities with a full valuation allowance and includes a $0.7 million benefit related to the tax impact of foreign remittances, $0.3 million of expense related to stock-based compensation, and $0.5 million of expense related to taxes on prior year filings.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax year 2020, the state of California in the United States for tax years 2017 and 2018, the State of Illinois in the United States for tax year 2020, the State of Wisconsin for tax years 2019 through 2021, Canada for tax year 2021, and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, became effective across various countries in 2024, as each country works to enact legislation influenced by the OECD Pillar 2 rules. While the Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which it operates.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. During the first, second and third quarters of 2023, a $1.3 million, a $3.1 million and a $4.4 million valuation allowance were recorded, respectively, for assets that are not expected to be recovered in future periods. Additionally, during the third quarter 2023, a valuation allowance in the amount of $1.7 million was released for assets now expected to be recovered in future periods. During the first quarter of 2024, a valuation allowance of $3.0 million was recorded for assets that are not expected to be recovered in future periods.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended March 31, 2024 and 2023 was approximately $0.7 million and $0.7 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.01, respectively.

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

On February 26, 2024, the Company entered into an Eighth Amendment to the Credit Agreement to increase the net leverage ratio covenant, the lenders’ commitment fee rate and margin for a period starting with the quarter ending March 31, 2024 through the quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and reduced the total lenders’ commitment from $1.5 billion to $1.3 billion. TTEC may, at its option for any quarter during the amendment period, elect to revert to the net leverage ratio and the corresponding lenders’ commitment fee rate and margin to pre-amendment levels. The term of the Credit Facility will remain unchanged through November 23, 2026.

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. The Company’s ability to comply with the covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital. The Company could also reduce discretionary spending, capital expenditures and dividends paid.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2024 and December 31, 2023, the Company had borrowings of $953.0 million and $995.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,072.0 million and $1,061.9 million for the three months ended March 31, 2024 and 2023, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $95 million as of March 31, 2024. As of March 31, 2024, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2024, outstanding letters of credit under the Credit Facility totaled $0.2 million. As of March 31, 2024, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the three months ended March 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $57.9 million. Revenue recognized for the three months ended March 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $76.2 million.

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

As of March 31, 2024, the Company’s RPO was $354.9 million, which will be delivered and recognized within the next five years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	8,988	6,935	10	15,933
Amounts reclassified from accumulated other comprehensive income (loss)	301	(384)	62	(21)
Net current period other comprehensive income (loss)	9,289	6,551	72	15,912

Accumulated other comprehensive income (loss) at March 31, 2023	$(114,445)	$6,640	$(2,584)	$(110,389)

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(3,743)	966	12	(2,765)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,201)	109	(1,092)
Net current period other comprehensive income (loss)	(3,743)	(235)	121	(3,857)

Accumulated other comprehensive income (loss) at March 31, 2024	$(96,887)	$6,080	$(2,926)	$(93,733)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2024	2023	(Loss) Classification
Derivative valuation
Gain on foreign currency forward exchange contracts	$1,624	$518	Revenue
Tax effect	(423)	(134)	Provision for income taxes
	$1,201	$384	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(121)	$(69)	Cost of services
Tax effect	12	7	Provision for income taxes
	$(109)	$(62)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Shares used in basic earnings per share calculation	47,432	47,234
Effect of dilutive securities:
Restricted stock units	150	143
Performance-based restricted stock units	5	24
Total effects of dilutive securities	155	167
Shares used in dilutive earnings per share calculation	47,587	47,401

For the three months ended March 31, 2024 and 2023, there were 946 thousand and 463 thousand, respectively, outstanding of Restricted Stock Units (“RSUs”) which were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Equity-based compensation expense recognized in Cost of services	$2,245	$1,862
Equity-based compensation expense recognized in Selling, general and administrative	3,567	2,292
Total equity-based compensation expense	$5,812	$4,154

Restricted Stock Unit Grants

During the three months ended March 31, 2024 and 2023, the Company granted 346,507 and 93,772 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $5.8 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $35.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2021, the Company awarded Performance Restricted Stock Units (“PRSUs”) that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued would be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest immediately in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2024. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the number of shares of PRSUs issued will be between 0.0 million shares and 0.5 million shares and will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares to be awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for the fiscal year 2025. For the ordinary course annual PRSUs, no expense was recognized for the three months ended March 31, 2024. Expense for the one-time stretch financial goals PRSUs will begin at the start of the requisite service period, beginning January 1, 2025.

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

As of the date of this report, the Company has not yet awarded 2024 PRSUs but it plans to do so during the second quarter of 2024. The 2024 PRSUs will be subject to service and performance vesting conditions in a manner similar to prior years.

(15)NON-QUALIFIED DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan for executive officers and other eligible employees that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. The plan allows for deferral of up to 75% of a participant’s base salary, bonus, commissions, and any amounts that U.S. highly compensated employees are limited from contributing into TTEC’s Deferred Tax Retirement Savings Plan (the “401K Plan”). All amounts deferred under the plan are unfunded, unsecured obligations and are recorded within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the 401K Plan. Amounts contributed and deferred under the Plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a portion of its exposure including a Company owned life insurance policy held in a rabbi trust.

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2024 and 2023, the Company expensed $0.1 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $36 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the three months ended March 31, 2024 and 2023, the Company expensed $0.8 million and $0.8 million, respectively, for these services.

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

In this report when we use words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “target,” or similar expressions, or when we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. Unless otherwise indicated or except where the context otherwise requires, the terms “TTEC,” “the Company,” “we,” “us” and “our” and other similar terms in this report refer to TTEC Holdings, Inc. and its subsidiaries.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our business operations, our strategy and our industry, including risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment and risks related to the product reliability of the technology partners and client transition from on premises to public cloud and SaaS information technology solutions in our TTEC Digital business segment, risks specific to remote work environment, risks related to the challenges inherent in demand and delivery center capacity forecasting, risks specific to labor costs and retention, risks related to operations controls and employees engaging in fraud, long sales cycles and lead time to revenue, risks specific to potential geographic and other expansions, risks that may arise in connection with events outside of our control such as macroeconomic conditions, geopolitical tensions, and outbreaks of infectious diseases, risks of  M&A activity including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; risks related to our use of technology, including risk that could arise due to disruption to our information technology systems, cybersecurity events and unauthorized data access, our reliance on communication and utility services provided to third parties, risks specific to rapid adoption of AI/GenAI technologies, and the growing reliance on third parties for data, cloud and SaaS services; risks of our financial operations, including ineffective cost-management strategies, our leverage and debt service obligations, risks specific to financial and operating restrictions built into our credit facility, changes in the cost or availability of labor, telecommunication services, and other operational necessities that we cannot pass on to our clients, risks related to foreign currency exchange, changes in income tax rates and laws, and other laws and regulations relevant to our business, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments; risks specific to our contracting practices and laws and regulations that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, the high cost and reputational damage of wage and hour class action lawsuits, contract terms that lead to volatility in revenue and profitability, the efforts by clients to transfer contractually cybersecurity, data privacy and emerging technology risks to service providers and our inability to always control or mitigate them, uncertainty in AI/GenAI regulatory environments, risks specific to IP protection and infringement, and our ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience; risks related to the ownership of our common stock, including risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent a change in control events potentially depressing the price of our common stock, and the fact that our Chairman and Chief Executive Officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1983, TTEC is a global CX outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, we help clients improve their customer satisfaction while lowering their total cost to serve. As of March 31, 2024, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

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

During 2024, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with the help of approximately 58,000 consultants, technologists, and CX professionals.

Our revenue for first quarter 2024 was $576.6 million, approximately $112.0 million, or 19.0% which came from our TTEC Digital segment and $464.6 million, or 81.0%, which came from our TTEC Engage segment.

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

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve approximately 750 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

Financial Highlights

In the first quarter of 2024, our revenue decreased $56.7 million, or 8.9%, to $576.6 million over the same period in 2023 including an increase of $1.8 million, or 0.3%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $4.9 million, or 4.2%, decrease for TTEC Digital and a decrease of $51.8 million, or 10.0%, for TTEC Engage.

Our first quarter 2024 income from operations decreased $21.7 million, or 48.9%, to $22.7 million or 3.9% of revenue, compared to $44.4 million or 7.0% of revenue in the first quarter of 2023. The decrease in operating income is due to several factors across both segments. The TTEC Digital operating income increased 318.9% over the same period last year primarily due to lower impairment and restructuring expenses partially offset by a change in the revenue mix and delays with launching new projects. The TTEC Engage operating income decreased 55.5% over the same period last year due to lower revenue, a change in the revenue mix, growth-oriented investments that have not yet fully been utilized, and ramp costs associated with new programs.

Income from operations in the first quarter of 2024 and 2023 included $0.4 million and $6.4 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning twelve countries serve clients based in the U.S. and in other countries with 22,500 workstations, representing 73% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 32% of our revenue for the first quarter of 2024, as compared to 29% of our revenue for the corresponding period in 2023.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2024, the total production workstations for our TTEC Engage segment was 30,800, a net decrease of 2,500 workstations over the same period last year, with an overall capacity utilization 76% in line with the prior year period.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program.

Recently Issued Accounting Pronouncements

Refer to Part I, Item I, Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2024 and 2023 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$112,031	$116,927	$(4,896)	(4.2)%
Operating Income	3,288	785	2,503	318.9%
Operating Margin	2.9%	0.7%

The decrease in revenue for the TTEC Digital segment was driven by the temporary lower bookings in early 2023 attributable to the macro-economic uncertainty.

The operating income increase was primarily related to lower impairment and restructuring expenses, partially offset by a change in the revenue mix and delays with launching new projects. Operating income as a percentage of revenue increased to 2.9% in the first quarter of 2024 as compared to 0.7% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.3 million and $4.4 million for the quarters ended March 31, 2024 and 2023, respectively.

TTEC Engage

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$464,607	$516,359	$(51,752)	(10.0)%
Operating Income	19,423	43,626	(24,203)	(55.5)%
Operating Margin	4.2%	8.4%

The decrease in revenue for the TTEC Engage segment was explained by a long tenured client exiting a line of business supported by TTEC, lower demand of select enterprise clients due to budget constraints driven by the macro-economic uncertainty and delays attributable to launching new and larger awards.

The operating income decrease was primarily attributable to lower revenue, change in the revenue mix, prior year non-recurring insurance proceeds, and incremental growth-oriented investments. As a result, operating income as a percentage of revenue decreased to 4.2% in the first quarter of 2024 as compared to 8.4% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.7 million for the quarters ended March 31, 2024 and 2023, respectively.

Interest Income (Expense)

For the three months ended March 31, 2024 interest income decreased to $1.0 million from $1.2 million in the same period in 2023. Interest expense increased to $21.1 million during 2024 from $17.4 million during 2023 due to higher average utilization of the line of credit and higher interest rates.

Other Income (Expense)

For the three months ended March 31, 2024 Other income (expense), net decreased to income of $0.2 million from income of $0.7 million during the prior year quarter.

Included in the three months ended March 31, 2024 was a $1.2 million gain related to the fair value adjustments of contingent consideration for the Faneuil acquisition and ($0.8) million of expense related to a write-off of an aged VAT receivable (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the three months ended March 31, 2023 was a $3.2 million expense related to the fair value adjustments of contingent consideration for the Faneuil acquisition (see part I. Item 1. Financial Statements, Note 2 to the Consolidated financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 82.3%. This compares to an effective tax rate of 27.5% for the comparable period of 2023. The effective tax rate for the three months ended March 31, 2024 was influenced by earnings in international jurisdictions currently under an income tax holiday, the distribution of income between the U.S. and international tax jurisdictions and the associated U.S. tax impacts of foreign earnings, the tax effects of stock-based compensation, and United States Federal Tax Credits. After Non-GAAP adjustments, the Company’s normalized tax rate for the first quarter of 2024 was 32.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2024, we generated negative operating cash flows of $15.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2024 and 2023.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $91.5 million and $172.7 million as of March 31, 2024 and December 31, 2023, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2024 and 2023, net cash flows (used in)/provided by operating activities was ($15.6) million and $49.1 million, respectively. The decrease is primarily due to a $37.5 million decrease in net cash income from operations and a $27.2 million decrease in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 and 2023, net cash flows used in investing activities was $13.4 million and $13.6 million, respectively. The decrease was due to a $0.2 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2024 and 2023, net cash flows provided by financing activities was $46.5 million and $43.6 million, respectively. The change in net cash flows from 2023 to 2024 was primarily due to a $12.0 million net change in the line of credit and offset by $9.2 million related to payments of contingent consideration made in 2023.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in net cash from operations and a decrease in working capital. Free cash flow was ($29.1) million and $35.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table reconciles net cash (used in) provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(15,629)	$49,058
Less: Purchases of property, plant and equipment	13,473	13,669
Free cash flow	$(29,102)	$35,389

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2023 Form 10-K filing on February 29, 2024 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2024 to be between 2.7% and 2.9% of revenue. Approximately 55% of these expected capital expenditures are to support growth in our business and 45% relate to the maintenance for existing assets. The anticipated level of 2024 capital expenditures is primarily driven by site expansions, new builds in emerging geographies, enhancements and modernization to our technological infrastructure and ongoing digital integration and product development.

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

Client Concentration

During the three months ended March 31, 2024 and 2023, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 35.7% and 34.6% of our consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 18 to 24 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of March 31, 2024, we had $953.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2024, interest accrued at a rate of approximately 7.1% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2024 and 2023, revenue associated with this foreign exchange risk was 20% and 18% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2024	Amount	Amount		12 months	Through
Canadian Dollar	1,500	$1,113		100%	September 2024
Philippine Peso	7,647,000	135,128	(1)	61.8%	December 2026
Mexican Peso	776,000	36,727		63.4%	December 2026
		$172,968

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2024 and December 31, 2023.

The fair value of our cash flow hedges as of March 31, 2024 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2024	Next 12 Months
Canadian Dollar	$(4)	$(4)
Philippine Peso	572	53
Mexican Peso	7,652	6,190
	$8,220	$6,239

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2023 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains of $1.6 million and $0.5 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2024 and 2023, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2024 and 2023, approximately 14% and 13%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2024 or December 31, 2023.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the caption “Legal Proceedings” in Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2017, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2024, the Board has authorized the repurchase of shares up to a total value of $762.3 million, of which we have purchased 46.1 million shares on the open market for $735.8 million. The Company did not repurchase any of its shares during the three months ended March 31, 2024. As of March 31, 2024 the remaining amount authorized for repurchases under the program was approximately $26.6 million. Although the stock repurchase program does not have an expiration date, the Company would seek a re-authorization of repurchase from the Board of Directors if it decides to make repurchases during 2024.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.28		Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Senior Executives) effective July 1, 2021	10-Q	10.28	08/03/2021

10.29*		Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective April 1, 2024

10.30*		Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (VP and above executives) effective April 1, 2024

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 8, 2024	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 8, 2024	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer