Form 10-Q
period 2024-06-30
TTEC Holdings, Inc.
filed 2024-08-08
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐   No ☑

As of July 31, 2024, there were 47,723,922 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$79,780	$172,747
Accounts receivable, net of allowance of $4,757 and $2,248	381,685	394,868
Prepaids and other current assets	117,081	95,064
Income and other tax receivables	24,872	18,524
Total current assets	603,418	681,203

Long-term assets
Property, plant and equipment, net	149,114	191,003
Assets held for sale	29,449	—
Operating lease assets	106,185	121,574
Goodwill	573,625	808,988
Deferred tax assets, net	12,439	38,151
Other intangible assets, net	181,338	198,433
Income and other tax receivables, long-term	37,194	44,673
Other long-term assets	99,859	101,573
Total long-term assets	1,189,203	1,504,395
Total assets	$1,792,621	$2,185,598

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,115	$96,577
Accrued employee compensation and benefits	132,824	146,184
Other accrued expenses	48,268	32,217
Income tax payable	1,159	4,909
Deferred revenue	77,783	81,171
Current operating lease liabilities	35,650	38,271
Other current liabilities	4,857	3,698
Total current liabilities	387,656	403,027

Long-term liabilities
Line of credit	930,000	995,000
Deferred tax liabilities, net	13,277	3,137
Non-current income tax payable	—	—
Non-current operating lease liabilities	83,855	96,809
Other long-term liabilities	73,657	72,083
Total long-term liabilities	1,100,789	1,167,029
Total liabilities	1,488,445	1,570,056

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,608,318 and 47,427,200 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	476	474
Additional paid-in capital	414,728	407,415
Treasury stock at cost; 34,443,935 and 34,625,053 shares as of June 30, 2024 and December 31, 2023, respectively	(586,812)	(589,807)
Accumulated other comprehensive income (loss)	(107,581)	(89,876)
Retained earnings	565,738	870,429
Noncontrolling interest	17,627	16,907
Total stockholders’ equity	304,176	615,542
Total liabilities, stockholders’ equity and mezzanine equity	$1,792,621	$2,185,598

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$534,085	$600,394	$1,110,723	$1,233,680

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	417,890	464,686	871,708	947,364
Selling, general and administrative	73,726	75,338	148,301	149,348
Depreciation and amortization	25,071	24,946	50,216	50,773
Restructuring charges, net	5,095	1,474	5,344	3,527
Impairment losses	236,716	2,652	236,856	6,959
Total operating expenses	758,498	569,096	1,312,425	1,157,971

Income (loss) from operations	(224,413)	31,298	(201,702)	75,709

Other income (expense)
Interest income	414	1,126	1,397	2,290
Interest expense	(20,431)	(18,991)	(41,502)	(36,382)
Other income (expense), net	1,788	(3,574)	1,994	(2,919)
Total other income (expense)	(18,229)	(21,439)	(38,111)	(37,011)

Income (loss) before income taxes	(242,642)	9,859	(239,813)	38,698

Provision for income taxes	(54,126)	(6,102)	(56,455)	(14,024)

Net income (loss)	(296,768)	3,757	(296,268)	24,674

Net income (loss) attributable to noncontrolling interest	(2,771)	(2,546)	(5,576)	(4,816)

Net income (loss) attributable to TTEC stockholders	$(299,539)	$1,211	$(301,844)	$19,858

Other comprehensive income (loss)
Net income (loss)	$(296,768)	$3,757	$(296,268)	$24,674
Foreign currency translation adjustments	(7,381)	19,367	(11,218)	28,765
Derivative valuation, gross	(8,854)	712	(9,164)	9,573
Derivative valuation, tax effect	2,304	(187)	2,379	(2,497)
Other, net of tax	91	108	212	180
Total other comprehensive income (loss)	(13,840)	20,000	(17,791)	36,021
Total comprehensive income (loss)	(310,608)	23,757	(314,059)	60,695

Less: Comprehensive income attributable to noncontrolling interest	(2,779)	(2,560)	(5,490)	(4,385)

Comprehensive income (loss) attributable to TTEC stockholders	$(313,387)	$21,197	$(319,549)	$56,310

Weighted average shares outstanding
Basic	47,564	47,264	47,498	47,249
Diluted	47,623	47,453	47,585	47,417

Net income (loss) per share attributable to TTEC stockholders
Basic	$(6.30)	$0.03	$(6.35)	$0.42
Diluted	$(6.29)	$0.03	$(6.34)	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2023 and 2024

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2023	47,252	$473	$(592,685)	$391,294	$(110,389)	$905,309	$16,836	$610,838	$3,936
Net income	—	—	—	—	—	1,209	2,486	3,695	61
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,520)	(2,520)	—
Foreign currency translation adjustments	—	—	—	—	19,293	—	74	19,367	—
Derivatives valuation, net of tax	—	—	—	—	525	—	—	525	—
Vesting of restricted stock units	24	—	379	(498)	—	—	—	(119)	—
Equity-based compensation expense	—	—	—	5,648	—	—	—	5,648	—
Other, net of tax	—	—	—	—	108	—	—	108	—
Balance as of June 30, 2023	47,276	$473	$(592,306)	$396,444	$(90,463)	$906,518	$16,876	$637,542	$3,997

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of March 31, 2024	47,447	$474	$(589,475)	$412,768	$(93,733)	$865,277	$17,098	$612,409	$—
Net (loss) income	—	—	—	—	—	(299,539)	2,771	(296,768)	—
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,250)	(2,250)	—
Foreign currency translation adjustments	—	—	—	—	(7,389)	—	8	(7,381)	—
Derivatives valuation, net of tax	—	—	—	—	(6,550)	—	—	(6,550)	—
Vesting of restricted stock units	161	2	2,663	(3,144)	—	—	—	(479)	—
Equity-based compensation expense	—	—	—	5,104	—	—	—	5,104	—
Other, net of tax	—	—	—	—	91	—	—	91	—
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176	$—

Six months ended June 30, 2023 and 2024

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	20,457	—	—	—	20,457	(20,457)
Net income	—	—	—	—	—	19,857	4,202	24,059	614
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,572)	—	(24,572)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,619)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(5,701)	(5,701)	(186)
Foreign currency translation adjustments	—	—	—	—	28,582	—	183	28,765	—
Derivatives valuation, net of tax	—	—	—	—	7,076	—	—	7,076	—
Vesting of restricted stock units	52	1	858	(1,488)	—	—	—	(629)	—
Equity-based compensation expense	—	—	—	9,802	—	—	—	9,802	—
Other, net of tax	—	—	—	—	180	—	—	180	—
Balance as of June 30, 2023	47,276	$473	$(592,306)	$396,444	$(90,463)	$906,518	$16,876	$637,542	$3,997

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—
Net (loss) income	—	—	—	—	—	(301,844)	5,576	(296,268)	—
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(4,770)	(4,770)	—
Foreign currency translation adjustments	—	—	—	—	(11,132)	—	(86)	(11,218)	—
Derivatives valuation, net of tax	—	—	—	—	(6,785)	—	—	(6,785)	—
Vesting of restricted stock units	181	2	2,995	(3,603)	—	—	—	(606)	—
Equity-based compensation expense	—	—	—	10,916	—	—	—	10,916	—
Other, net of tax	—	—	—	—	212	—	—	212	—
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(296,268)	$24,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,216	50,773
Amortization of contract acquisition costs	677	1,158
Amortization of debt issuance costs	985	534
Imputed interest expense and fair value adjustments to contingent consideration	(1,047)	6,762
Provision for credit losses	2,644	1,704
Loss on disposal of assets	1,252	856
Loss on dissolution of subsidiary	—	301
Impairment losses	236,856	6,959
Deferred income taxes	37,148	(10,390)
Excess tax benefit from equity-based awards	1,732	243
Equity-based compensation expense	10,916	9,802
Loss on foreign currency derivatives	145	247
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,315	14,645
Prepaids and other assets	(10,804)	20,324
Accounts payable and accrued expenses	(996)	43,429
Deferred revenue and other liabilities	(8,126)	(27,072)
Net cash provided by operating activities	33,645	144,949

Cash flows from investing activities
Proceeds from sale of long-lived assets	116	28
Purchases of property, plant and equipment, net of acquisitions	(27,682)	(32,954)
Net cash used in investing activities	(27,566)	(32,926)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(65,000)	(45,000)
Payments on other debt	(1,379)	(1,217)
Payments of contingent consideration and hold back payments to acquisitions	—	(37,676)
Dividends paid to shareholders	(2,847)	(24,572)
Payments to noncontrolling interest	(4,770)	(5,887)
Tax payments related to issuance of restricted stock units	(606)	(629)
Payments of debt issuance costs	(1,100)	—
Net cash (used in)/provided by financing activities	(75,702)	(114,981)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,612)	1,275

Decrease in cash, cash equivalents and restricted cash	(74,235)	(1,683)
Cash, cash equivalents and restricted cash, beginning of period	173,905	167,064
Cash, cash equivalents and restricted cash, end of period	$99,670	$165,381

Supplemental disclosures
Cash paid for interest	$39,919	$35,794
Cash paid for income taxes	$28,704	$23,874
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$184	$1,560
Acquisition of equipment through increase in accounts payable, net	$(4,384)	$3,507

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, the Company helps clients improve their customer satisfaction while lowering their total cost to serve. As of June 30, 2024, TTEC served approximately 740 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry-specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

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

During the second quarter of 2024, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with the help of approximately 54,000 customer care associates, consultants, technologists, and CX professionals.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$79,780	$172,747
Restricted cash included in "Prepaid and other current assets"	19,890	1,158
Total	$99,670	$173,905

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial, but in light of recent economic headwinds the Company is reviewing and tightening its collection processes. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across eight investment-grade financial institutions.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of FASB Accounting Standards Codification (“ASC”) 848 relating to contract modifications. The Company adopted the standard effective April 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Other Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which relates to disclosures regarding a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(2)ACQUISITIONS AND DIVESTITURES

Serendebyte

In connection with the acquisition by TTEC Digital, LLC of a 70% interest in Serendebyte Inc. (“Serendebyte”), Serendebyte’s founder exercised his put rights with respect to the remaining 30% interest in Serendebyte on December 8, 2023, but failed to fulfill the agreed exercise prerequisites. Pending the resolution of the put exercise formalities by Serendebyte’s founder, TTEC Digital is not able to determine the final purchase price for the remaining 30% buyout agreement.

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

Total cash paid at the time of acquisition was $142.4 million. In addition, Faneuil granted to TTEC Government Solutions LLC a three-year call right and right of first offer to purchase certain other assets of Faneuil in its utilities and commercial healthcare verticals as well as certain proprietary technology. The Faneuil Transaction includes two contingent payments which were anticipated to be paid in early 2024 and were based on the revenue and EBITDA performance of one contract and one potential contract.

The fair value of the two contingent payments was estimated using a Monte Carlo model. The model was based on current expected EBITDA performance for the two specific client programs, a discount rate of 7.6% related to revenue and a discount rate of 19.3% related to EBITDA, a volatility rate of 20%, and an adjusted risk-free rate of 1.7%. The potential payments ranged from a minimum of zero to an unlimited maximum. Based on the model, a combined $8.8 million expected future payment was calculated and recorded as of the acquisition date. During 2022, a $2.9 million net gain was recorded related to fair value adjustments for the estimated contingent payments based on changes in estimated EBITDA, the timing of cash flows and market interest rates which resulted in an updated discount factor for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During the second quarter of 2023, an amendment to the agreement was signed which modified the contingent payment to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). For the six months ended June 30, 2024, a $1.0 million net gain was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. As of June 30, 2024, the contingent payment is accrued at $0.4 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Faneuil Transaction included a call option providing the right but not the obligation to purchase additional assets in the utilities and commercial healthcare verticals based on trailing twelve-month revenue plus an additional earn-out payment based on newly added contracts.  A second call option provided the right to purchase a software intangible asset and related support functions based on trailing twelve-month revenue. These call options were valued based on information including the call right and the exclusivity period and a $270 thousand asset was recorded as of the acquisition date which was included in Other long-term assets in the Consolidated Balance Sheets. During the fourth quarter of 2022 and the first quarter of 2023, reductions in fair value of $52 thousand and $140 thousand, respectively, were recorded due to changes in estimated revenue, which were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). During the second quarter of 2023, an amendment to the agreement was signed which cancelled the option to purchase the additional assets in certain verticals, and thus the remaining $78 thousand accrual was removed and included in Other income. As of June 30, 2024, the fair value is zero.

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

Assets Held for Sale

In the second quarter of 2024, the Company reclassified $29.4 million from Property, plant and equipment, net to Assets held for sale as the Company expects to sell its former headquarters building in Englewood, Colorado within the next twelve months. This included $16.7 million from leasehold improvements, $6.7 million from buildings, $5.9 million from land, and $0.1 million from other Property, plant and equipment categories. These assets are allocated 85% to the TTEC Engage segment and 15% to the TTEC Digital segment. Funds received will be used to reduce the Company’s existing debt. The Company ceased depreciation on the assets upon reclassification. The estimated fair value less costs to sell the assets held for sale exceeded their carrying value as of the quarter ended June 30, 2024 and no impairment was considered necessary.

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

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development. In 2023, TTEC Digital expanded its Hyderabad Innovation Studio in India with the goal of continuing to expand its offshore delivery capabilities, and currently approximately 41% of the staff are located in one of several offshore locations.

TTEC Engage and the CX Business Process Outsourcing Services Industry

The TTEC Engage segment’s solutions are built to respond to the following market needs for clients.

•	Customer Support
•	Tech Support
•	Revenue Generation and Growth Services
•	Trust & Safety
•	AI Operations, including data annotation and labeling
•	Back-office Support

TTEC Engage goes to market through a vertical approach with customized solutions that include industry-specific talent, technology, certifications, and capabilities. For example, in the Banking, Financial Services and Insurance (“BFSI”) vertical, we support several lines of business with customized offerings for retail banking, online banking, credit card, property and casualty and loans. In healthcare, the segment supports care, technical support, revenue generation and back-office capabilities to meet the needs of payer, provider, clinical and pharma clients.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2024

				Depreciation	Income/
	Gross	Intersegment	Net	&	(loss) from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$116,368	$—	$116,368	$7,014	$6,008
TTEC Engage	417,717	—	417,717	18,057	(230,421)
Total	$534,085	$—	$534,085	$25,071	$(224,413)

Three Months Ended June 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$117,585	$—	$117,585	$6,722	$7,154
TTEC Engage	482,809	—	482,809	18,224	24,144
Total	$600,394	$—	$600,394	$24,946	$31,298

Six Months Ended June 30, 2024

				Depreciation	Income/
	Gross	Intersegment	Net	&	(loss) from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$228,399	$—	$228,399	$14,064	$9,296
TTEC Engage	882,324	—	882,324	36,152	(210,998)
Total	$1,110,723	$—	$1,110,723	$50,216	$(201,702)

Six Months Ended June 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$234,512	$—	$234,512	$13,583	$7,939
TTEC Engage	999,168	—	999,168	37,190	67,770
Total	$1,233,680	$—	$1,233,680	$50,773	$75,709

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Capital Expenditures
TTEC Digital	$2,290	$2,352	$4,077	$4,626
TTEC Engage	11,919	16,933	23,605	28,328
Total	$14,209	$19,285	$27,682	$32,954

	June 30, 2024	December 31, 2023
Total Assets
TTEC Digital	$798,832	$815,488
TTEC Engage	993,789	1,370,110
Total	$1,792,621	$2,185,598

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
United States / Canada	$354,607	$414,854	$741,599	$858,890
Philippines / Asia Pacific / India	108,728	115,740	229,194	237,779
Europe / Middle East / Africa	42,188	36,023	81,031	70,477
Latin America	28,562	33,777	58,899	66,534
Total	$534,085	$600,394	$1,110,723	$1,233,680

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2024; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 11.0% and 10.1% of total revenue for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; each of these contracts have different durations and renewal dates and a revenue opportunity below the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2024.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$2,065	$5,078	$2,248	$3,524
Provision for credit losses	2,675	(558)	2,644	1,704
Uncollectible receivables written-off	(6)	(2,180)	(156)	(2,889)
Effect of foreign currency	23	7	21	8
Balance, end of period	$4,757	$2,347	$4,757	$2,347

Accounts Receivable Factoring Agreement

The Company is party to an Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, or “BMO”), under the terms of which the Company may elect to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The maximum amount of receivables that the Company may sell to the Bank at any given time shall not exceed $100 million. The sales of accounts receivable in accordance with the Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold will be recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from this Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow. The Agreement will be terminated in the third quarter of 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The balances related to the Agreement are as follows (in thousands):

	June 30, 2024	December 31, 2023
Total accounts receivable factored	$61,956	$99,994

Total amounts collected from clients not yet remitted to Bank	$19,890	$1,158

The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of June 30, 2024 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

On July 21, 2023, BMO Financial Group completed its acquisition of Bank of the West from PNB Bank Paribas. The Agreement transitioned with the acquisition.

On January 2, 2024, the Company amended the arrangement to adjust the discount rate to reflect BMO’s updated market pricing levels and other minor items.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2023	Adjustments	Impairments	Currency	2024

TTEC Digital	$500,576	$—	$—	$(740)	$499,836
TTEC Engage	308,412	—	(233,532)	(1,091)	73,789
Total	$808,988	$—	$(233,532)	$(1,831)	$573,625

The Company performs an annual goodwill impairment assessment on December 1st, or more frequently, if indicators of impairment exist. The Company also monitors its reporting units for any triggering events and performs qualitative assessments of impairment indicators.

During the Company’s annual impairment testing as of December 1, 2023, the Company identified one reporting unit, TTEC Engage, being at risk for future impairment. The carrying value of Engage was $1,092.1 million at December 1, 2023, including approximately $308.4 million of goodwill.

During the first quarter of 2024, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

In the second quarter of 2024, the Company identified a triggering event for impairment primarily attributable to the impact of a sustained decline in its market capitalization that was less than the combined carrying value of the Company’s reporting units. As such, the Company performed a quantitative goodwill impairment analysis.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of each reporting unit was estimated using an equal weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The weighted average cost of capital used in the Company’s most recent impairment test ranged from 13.8% to 16.5%. The Company also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which the Company compared are revenue and earnings before interest, taxes, depreciation, and amortization. The resulting fair value of the TTEC Engage reporting unit decreased below its carrying value, which resulted in recording a $196 million non-cash pre-tax impairment charge. Recognition of this non-cash goodwill impairment charge resulted in a tax benefit that generated an incremental deferred tax asset of $37.5 million to the reporting unit’s carrying value. Accordingly, the Company recorded an additional non-cash charge of $37.5 million to reduce the Company’s carrying value to its previously determined fair value in accordance with the applicable goodwill impairment guidance.

In total, a non-cash impairment loss of $233.5 million was recognized for the second quarter ended June 30, 2024.

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2024, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands and net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Aggregate unrealized net gain/(loss) at beginning of period	$6,080	$6,640	$6,315	$89
Add: Net gain/(loss) from change in fair value of cash flow hedges	(6,281)	(115)	(5,315)	6,052
Less: Net (gain)/loss reclassified to earnings from effective hedges	(269)	639	(1,470)	1,023
Aggregate unrealized net gain/(loss) at end of period	$(470)	$7,164	$(470)	$7,164

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2024 and December 31, 2023 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2024	Amount	Amount		12 months	Through
Canadian Dollar	750	$557		100.0%	September 2024
Philippine Peso	7,924,000	138,843	(1)	61.8%	March 2027
Mexican Peso	638,000	30,417		64.9%	December 2026
		$169,817

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2024 and December 31, 2023.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2024 and December 31, 2023 the total notional amounts of the Company’s forward contracts used as fair value hedges were $41.7 million and $73.3 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,329	$104
Other long-term assets	429	—
Other current liabilities	(2,922)	(41)
Other long-term liabilities	(1,469)	—
Total fair value of derivatives, net	$(633)	$63

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

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$269	$639

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$364	$864

	Three Months Ended June 30,
	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(756)	$(14)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,471	$1,023

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$1,988	$1,383

	Six Months Ended June 30,
	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(530)	$1,386

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

The following presents information as of June 30, 2024 and December 31, 2023 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 10). As of June 30, 2024 and December 31, 2023, the Company had $930.0 million and $995.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2024 outstanding borrowings accrued interest at an average rate of 7.4% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2024, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(633)	$—	$(633)
Fair value hedges	—	63	—	63
Total net derivative asset (liability)	$—	$(570)	$—	$(570)

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,531	$—	$8,531
Fair value hedges	—	207	—	207
Total net derivative asset (liability)	$—	$8,738	$—	$8,738

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	35,274	—	—
Total assets	$35,274	$—	$—

Liabilities
Derivative instruments, net	$—	$(570)	$—
Contingent consideration	—	—	(449)
Total liabilities	$—	$(570)	$(449)

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$8,738	$—
Deferred compensation plan asset	31,082	—	—
Total assets	$31,082	$8,738	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(1,496)
Total liabilities	$—	$—	$(1,496)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2022 and 2023, fair value adjustments of a $2.9 million benefit and a $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During 2024, a fair value adjustment of a $1.0 million benefit was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and updated EBITDA estimates. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	June 30,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$(1,496)	$—	$—	$1,047	$(449)
Total	$(1,496)	$—	$—	$1,047	$(449)

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2024, the Company recognized impairment losses, net related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $3.2 million and $3.3 million, respectively, across the TTEC Digital and TTEC Engage segments.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2024 estimated annual effective tax rate of 21.4%, before discrete items, is driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2024 was (23.5)%. This rate was the result of low year-to-date income, the exclusion of losses related to entities with a full valuation allowance and includes a $37.5 million benefit related to an impairment charge, and $84.1 million of expense related to changes in valuation allowances during the quarter.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2021 to 2023, the State of Oregon in the United States for tax years 2020 through 2022, the State of Illinois in the United States for tax year 2020, the State of Wisconsin in the United States for tax years 2019 through 2021, Canada for tax year 2021, and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. During the first, second and third quarters of 2023, a $1.3 million, a $3.1 million and a $4.4 million valuation allowance were recorded, respectively, for assets that are not expected to be recovered in future periods. Additionally, during the third quarter 2023, a valuation allowance in the amount of $1.7 million was released for assets now expected to be recovered in future periods. During the first and second quarters of 2024, a $3.0 million and $81.1 million net valuation allowance was recorded, respectively, for assets that are not expected to be recovered in future periods.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended June 30, 2024 and 2023 was approximately $0.6 million and $0.4 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.01, respectively. The aggregate benefit to income tax expense for the six months ended June 30, 2024 and 2023 was approximately $1.3 million and $1.1 million, respectively, which had an impact on diluted net income per share of $0.03 and $0.02, respectively.

Since 2017, the Company has been making tax payments to the IRS due to the one-time transition tax on untaxed foreign earnings of foreign subsidiaries, as mandated by the Tax Cuts and Jobs Act. The final payment for this charge will be paid in December of 2024 for a total cash payment of $10.4 million this year, resulting in reduction in cash taxes going forward.

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

On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed, to certain Credit Agreement changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount.

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. The Company’s ability to comply with the covenants will depend on, among other matters, factors discussed in the section titled “Cautionary Note Regarding Forward Looking Statements” included elsewhere in this report, many of which are beyond the Company’s control. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital. The Company could also adjust its capital allocation strategy.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As defined in the Credit Agreement, base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin which ranges from 0.375% to 2.5% based on the Company’s net leverage ratio. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin which ranges from 1.375% to 3.5% based on the Company’s net leverage ratio. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for SOFR loans.

As of June 30, 2024 and December 31, 2023, the Company had borrowings of $930.0 million and $995.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,045.3 million and $1,057.7 million for the six months ended June 30, 2024 and 2023, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $100 million as of June 30, 2024. As of June 30, 2024, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2024, outstanding letters of credit under the Credit Facility totaled $0.2 million. As of June 30, 2024, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the six months ended June 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $140.2 million. Revenue recognized for the six months ended June 30, 2023 from amounts included in deferred revenue as of December 31, 2022 was $167.1 million.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2024, the Company’s RPO was $425.4 million, which will be delivered and recognized within the next five years. However, the amount and timing of revenue recognition are generally driven by customer consumption, which can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally upon the purchase of additional capacity at renewal.

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	28,281	8,100	56	36,437
Amounts reclassified from accumulated other comprehensive income (loss)	301	(1,024)	124	(599)
Net current period other comprehensive income (loss)	28,582	7,076	180	35,838

Accumulated other comprehensive income (loss) at June 30, 2023	$(95,152)	$7,165	$(2,476)	$(90,463)

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(11,132)	(5,315)	19	(16,428)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,470)	193	(1,277)
Net current period other comprehensive income (loss)	(11,132)	(6,785)	212	(17,705)

Accumulated other comprehensive income (loss) at June 30, 2024	$(104,276)	$(470)	$(2,835)	$(107,581)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2024	2023	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$364	$864	Revenue
Tax effect	(95)	(225)	Provision for income taxes
	$269	$639	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(110)	$(69)	Cost of services
Gain on liquidation	19	—	Other income (expense), net
Tax effect	11	7	Provision for income taxes
	$(80)	$(62)	Net income (loss)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2024	2023	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$1,988	$1,383	Revenue
Tax effect	(518)	(359)	Provision for income taxes
	$1,470	$1,024	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(231)	$(138)	Cost of services
Gain on liquidation	19	—	Other income (expense), net
Tax effect	19	14	Provision for income taxes
	$(193)	$(124)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Shares used in basic earnings per share calculation	47,564	47,264	47,498	47,249
Effect of dilutive securities:
Restricted stock units	59	186	84	156
Performance-based restricted stock units	—	3	3	12
Total effects of dilutive securities	59	189	87	168
Shares used in dilutive earnings per share calculation	47,623	47,453	47,585	47,417

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2024 and 2023, there were 2.3 million and 1.0 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2024 and 2023, there were 1.7 million and 0.9 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023

Equity-based compensation expense recognized in Cost of services	$1,991	$2,536
Equity-based compensation expense recognized in Selling, general and administrative	3,113	3,113
Total equity-based compensation expense	$5,104	$5,649

	Six Months Ended June 30,
	2024	2023

Equity-based compensation expense recognized in Cost of services	$4,235	$4,398
Equity-based compensation expense recognized in Selling, general and administrative	6,681	5,404
Total equity-based compensation expense	$10,916	$9,802

Restricted Stock Unit Grants

During the six months ended June 30, 2024 and 2023, the Company granted 3,106,297 and 547,254 RSUs, respectively, to new and existing employees, which vest over four to five years. The Company recognized compensation expense related to RSUs of $5.1 million and $10.9 million for the three and six months ended June 30, 2024, respectively. The Company recognized compensation expense related to RSUs of $5.5 million and $9.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was approximately $41.8 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2021, the Company awarded Performance Restricted Stock Units (“PRSUs”) subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $1.2 million and $4.9 million and vest in 2024. If the defined minimum targets were not met, then no PRSUs will be issued. The award amounts were based on the Company’s annual revenue and adjusted operating income for fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.0 million and $0.0 million for the three and six months ended June 30, 2024, respectively. The Company recognized compensation expense related to the 2021 PRSUs of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the Company will issue between 0.0 million and 0.5 million PRSUs that will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for fiscal year 2025. For the ordinary course annual PRSUs, no expense was recognized for the six months ended June 30, 2024. Expense for the one-time stretch financial goals PRSUs will begin at the start of the requisite service period, beginning January 1, 2025.

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $8.9 million that will vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2025.

During the second quarter of 2024, the Company awarded PRSUs to one senior executive that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $2.9 million that vest in 2025. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s Europe, Middle East and Africa region of TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2025. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2025. Additional PRSUs may be issued to other Company executives before the end of the fiscal year 2024 based on performance targets in the measurement period of fiscal year 2026, which PRSUs will vest in 2027; the terms and conditions for these additional PRSUs have not yet been determined.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2024 and 2023, the Company expensed $0.2 million and $0.7 million, respectively, to Avion and Airmax for services provided to the Company. There was $36 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2024.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the six months ended June 30, 2024 and 2023, the Company expensed $1.5 million and $1.8 million, respectively, for these services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global CX outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, we help clients improve their customer satisfaction while lowering their total cost to serve. As of June 30, 2024, TTEC served approximately 740 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

TTEC operates through two business segments.

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services, Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and Small & Medium Sized (“SMB”) business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry-specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

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

During 2024, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with the help of approximately 54,000 consultants, technologists, and CX professionals.

Our revenue for second quarter 2024 was $534.1 million, approximately $116.4 million, or 22% of which came from our TTEC Digital segment and $417.7 million, or 78%, of which came from our TTEC Engage segment.

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

We have extensive expertise in the healthcare, automotive, national/federal and state and local government, financial services, communications, technology, travel, logistics, media and entertainment, e-tail/retail, and transportation industries. We serve approximately 740 diverse clients globally, including many of the world’s iconic brands, Fortune 1000 companies, government agencies, and disruptive growth companies.

Financial Highlights

In the second quarter of 2024, our revenue decreased $66.3 million, or 11%, to $534.1 million over the same period in 2023 including a decrease of $1.8 million, or 0.3%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $1.2 million, or 1.0%, decrease for TTEC Digital and a decrease of $65.1 million, or 13.5%, for TTEC Engage.

Our second quarter 2024 income (loss) from operations decreased $255.7 million, or 817.0%, to $(224.4) million or (42.0)% of revenue, compared to $31.3 million or 5.2% of revenue in the second quarter of 2023. The decrease in operating income is due to several factors across both segments. The TTEC Digital operating income decreased 16% over the same period last year primarily due to higher impairment expenses and delays with launching new projects partially offset by a change in the revenue mix. The TTEC Engage operating income decreased 1,054.4% over the same period last year due to impairment of Goodwill, higher restructuring charges, lower revenue, negative change to our revenue mix and launch of a new large public contract.

Income (loss) from operations in the second quarter of 2024 and 2023 included $241.8 million and $4.1 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning twelve countries serve clients based in the U.S. and in other countries with 22,900 workstations, representing 74% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 33% of our revenue for the second quarter of 2024, as compared to 32% of our revenue for the corresponding period in 2023.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2024, the total production workstations for our TTEC Engage segment was 31,000, a net decrease of 1,900 workstations over the same period last year, with an overall capacity utilization 72% in line with the prior year period.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2024 and 2023 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$116,368	$117,585	$(1,217)	(1.0)%
Operating Income	6,008	7,154	(1,146)	(16.0)%
Operating Margin	5.2%	6.1%

The decrease in revenue for the TTEC Digital segment was driven by the reduction in professional services due to the temporary lower bookings in the prior year partially offset by the 8% growth in recurring revenue.

The operating income decrease was primarily related to asset impairment partially offset by the positive change in the revenue mix. Operating income as a percentage of revenue decreased to 5.2% in the second quarter of 2024 as compared to 6.1% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.3 million and $4.3 million for the quarters ended June 30, 2024 and 2023, respectively.

TTEC Engage

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$417,717	$482,809	$(65,092)	(13.5)%
Operating Income (loss)	(230,421)	24,144	(254,565)	(1,054.4)%
Operating Margin	(55.2)%	5.0%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC, lower demand from select enterprise clients due to clients’ continued conservative management of discretionary spending influenced by a challenging macro-economic environment and delays attributable to launching new and larger awarded contracts.

The operating income (loss) change was primarily attributable to a goodwill impairment charge, higher restructuring charges, of which $4.7 million related to a specific cost optimization program, lower revenue, negative change in the revenue mix, and the launch of a new large public contract. As a result, operating income (loss) as a percentage of revenue decreased to (55.2)% in the second quarter of 2024 as compared to 5.0% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.7 million for the quarters ended June 30, 2024 and 2023, respectively.

Interest Income (Expense)

For the three months ended June 30, 2024 interest income decreased to $0.4 million from $1.1 million in the same period in 2023 due to a lower balance of international cash resulting from repatriated cash at the end of the first quarter of 2024. Interest expense increased to $20.4 million during 2024 from $19.0 million during 2023 due to higher interest rates.

Other Income (Expense)

For the three months ended June 30, 2024 Other income (expense), net increased to income of $1.8 million from expense of $3.6 million during the prior year quarter.

Included in the three months ended June 30, 2024 was a $0.8 million gain related to recovery of a social security tax credit related to 2008-2012.

Included in the three months ended June 30, 2023 was a $3.6 million expense related to the fair value adjustments of contingent consideration for the Faneuil acquisition (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended June 30, 2024 was (22.3)%. This compares to an effective tax rate of 61.9% for the comparable period of 2023. The effective tax rate for the three months ended June 30, 2024 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, an impairment charge, and the impact of valuation allowances in the United States and several other jurisdictions. After $50.7 million of Non-GAAP adjustments, the Company’s normalized tax rate for the second quarter of 2024 was 33.7%.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2024 and 2023 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$228,399	$234,512	$(6,113)	(2.6)%
Operating Income	9,296	7,939	1,357	17.1%
Operating Margin	4.1%	3.4%

The decrease in revenue for the TTEC Digital segment was driven by decreases in professional services impacted by the lower bookings from 2023.

The operating income increase is primarily attributable to lower restructuring and impairment charges. Operating income as a percentage of revenue increased to 4.1% for the six months ended June 30, 2024 as compared to 3.4% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $8.7 million and $8.7 million for the six months ended June 30, 2024 and 2023, respectively.

TTEC Engage

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$882,324	$999,168	$(116,844)	(11.7)%
Operating Income (loss)	(210,998)	67,770	(278,768)	(411.3)%
Operating Margin	(23.9)%	6.8%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC, lower demand from select enterprise clients due to clients’ continued conservative management of discretionary spending influenced by a challenging macro-economic environment and delays attributable to launching new and larger awarded contracts.

The operating income (loss) change was primarily attributable to a goodwill impairment charge, higher restructuring charges, lower revenue and negative change in the revenue mix. As a result, operating income (loss) as a percentage of revenue decreased to (23.9)% for the six months ended June 30, 2024 as compared to 6.8% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $8.2 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively.

Interest Income (Expense)

For the six months ended June 30, 2024 interest income decreased to $1.4 million from $2.3 million in the same period in 2023 due to a lower balance of international cash resulting from repatriated cash at the end of the first quarter of 2024. Interest expense increased to $41.5 million during 2024 from $36.4 million during 2023 due to higher interest rates.

Other Income (Expense)

For the six months ended June 30, 2024 Other income (expense), net increased to net income of $2.0 million from net expense of $2.9 million during the prior year period.

Included in the six months ended June 30, 2024 was a $1.0 million gain related to the fair value adjustment of a contingent consideration accrual.

Included in the six months ended June 30, 2023 was a gain of $4.5 million due to insurance recovery related to property damages and a net $6.8 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Income Taxes

The effective tax rate for the six months ended June 30, 2024 was (23.5)%. This compared to an effective tax rate of 36.2% for the comparable period of 2023. The effective tax rate for the six months ended June 30, 2024 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, an impairment charge, and the impact of valuation allowances in the United States and several other jurisdictions. After $46.9 million of Non-GAAP adjustments, the Company’s normalized tax rate for 2024 was 33.1%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2024, we generated positive operating cash flows of $33.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months, however, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2024 and 2023.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $79.8 million and $172.7 million as of June 30, 2024 and December 31, 2023, respectively. The decline with the prior year is explained by the change in our APB 23 policy that allowed the Company to repatriate international cash and reduce the credit line. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2024 and 2023, net cash flows provided by operating activities was $33.6 million and $144.9 million, respectively. The decrease is primarily due to a $48.4 million decrease in net cash income from operations and a $62.9 million decrease in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 and 2023, net cash flows used in investing activities was $27.6 million and $32.9 million, respectively. The decrease was due to a $5.3 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2024 and 2023, net cash flows used in financing activities was $75.7 million and $115.0 million, respectively. The change in net cash flows from 2023 to 2024 was primarily due to a ($20.0) million net change in the line of credit offset by $37.7 million related to payments of contingent consideration and $21.7 million of incremental dividends paid during 2023.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in net cash from operations and a decrease in working capital. Free cash flow was $6.0 million and $112.0 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table reconciles net cash (used in) provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$49,274	$95,891	$33,645	$144,949
Less: Purchases of property, plant and equipment	14,209	19,285	27,682	32,954
Free cash flow	$35,065	$76,606	$5,963	$111,995

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2023 Form 10-K filing on February 29, 2024 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2024 to be between 2.5% and 2.7% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance for existing assets. The anticipated level of 2024 capital expenditures is primarily driven by site expansions, new builds in emerging geographies, enhancements and modernization to our technological infrastructure and ongoing digital integration and product development.

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

Client Concentration

During the six months ended June 30, 2024 and 2023, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 31.7% and 36.3% of our consolidated revenue for the three months ended June 30, 2024 and 2023, respectively and 33.8% and 35.4% of our consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 7 to 24 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2025 and 2027, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of June 30, 2024, we had $930.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2024, interest accrued at a rate of approximately 7.4% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2024 and 2023, revenue associated with this foreign exchange risk was 21% and 19% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2024 and December 31, 2023 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2024	Amount	Amount		12 months	Through
Canadian Dollar	750	$557		100.0%	September 2024
Philippine Peso	7,924,000	138,843	(1)	61.8%	March 2027
Mexican Peso	638,000	30,417		64.9%	December 2026
		$169,817

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2024 and December 31, 2023.

The fair value of our cash flow hedges as of June 30, 2024 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2024	Next 12 Months
Canadian Dollar	$(8)	$(8)
Philippine Peso	(3,444)	(2,292)
Mexican Peso	2,819	2,706
	$(633)	$406

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2023 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains of $2.0 million and $1.4 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2024 and 2023, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2024 and 2023, approximately 15% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2024 or December 31, 2023.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Stock Repurchase Program

We continue to have the opportunity to return capital to our shareholders via a stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2023, the cumulative authorized repurchase allowance was $762.3 million, of which we have used $735.8 million to purchase 46.1 million shares. The Board most recently authorized additional funds under the repurchase program in 2017 and of the total amount authorized, approximately $26.6 million continues to be authorized for repurchase as of December 31, 2023. During 2023, and year to date in 2024, we did not purchase any shares under the program. Although the stock repurchase program does not have an expiration date, we would seek a re-authorization of repurchases from the Board of Directors, if we decide to make repurchases during 2024.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

4.02		Registration Statement on Form S-8 filed on June 5, 2024 pursuant to Rule 428(b)(1) of the Securities Act of 1933

10.08

Form of TTEC Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan as amended on May 22, 2024 (incorporated by reference as Exhibit 10.07 to TTEC’s Form S-8 Registration Statement (Registration No. 333-279972) filed on June 5, 2024)

10.88*		Amendment to Employment Agreement between Margaret B. McLean and TTEC Holdings, Inc. dated May 23, 2024, to memorialize the changes that were in effect as of January 1, 2023

10.99*

Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, national Association, as agent, swing line and fronting lender (reflecting Ninth Amendment to the Agreement).

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer