Form 10-Q
period 2024-09-30
TTEC Holdings, Inc.
filed 2024-11-06
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐   No ☑

As of October 31, 2024, there were 47,728,895 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2024 FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	1

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Mezzanine Equity as of and for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$96,929	$172,747
Accounts receivable, net of allowance of $4,761 and $2,248	430,092	394,868
Prepaids and other current assets	105,355	95,064
Income and other tax receivables	20,690	18,524
Total current assets	653,066	681,203

Long-term assets
Property, plant and equipment, net	146,358	191,003
Assets held for sale	29,640	—
Operating lease assets	100,263	121,574
Goodwill	575,096	808,988
Deferred tax assets, net	12,398	38,151
Other intangible assets, net	173,227	198,433
Income and other tax receivables, long-term	34,469	44,673
Other long-term assets	101,773	101,573
Total long-term assets	1,173,224	1,504,395
Total assets	$1,826,290	$2,185,598

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,259	$96,577
Accrued employee compensation and benefits	121,255	146,184
Other accrued expenses	26,116	32,217
Income tax payable	292	4,909
Deferred revenue	70,834	81,171
Current operating lease liabilities	35,217	38,271
Other current liabilities	2,677	3,698
Total current liabilities	338,650	403,027

Long-term liabilities
Line of credit	1,025,000	995,000
Deferred tax liabilities, net	15,011	3,137
Non-current income tax payable	—	—
Non-current operating lease liabilities	79,909	96,809
Other long-term liabilities	72,586	72,083
Total long-term liabilities	1,192,506	1,167,029
Total liabilities	1,531,156	1,570,056

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,724,298 and 47,427,200 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	477	474
Additional paid-in capital	416,813	407,415
Treasury stock at cost; 34,328,331 and 34,625,053 shares as of September 30, 2024 and December 31, 2023, respectively	(584,904)	(589,807)
Accumulated other comprehensive income (loss)	(99,697)	(89,876)
Retained earnings	544,616	870,429
Noncontrolling interest	17,829	16,907
Total stockholders’ equity	295,134	615,542
Total liabilities, stockholders’ equity and mezzanine equity	$1,826,290	$2,185,598

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$529,427	$602,956	$1,640,150	$1,836,636

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	415,226	479,699	1,286,934	1,427,064
Selling, general and administrative	71,580	66,781	219,881	216,129
Depreciation and amortization	24,042	25,595	74,258	76,368
Restructuring charges, net	1,002	1,369	6,346	4,895
Impairment losses	4,688	4,124	241,544	11,083
Total operating expenses	516,538	577,568	1,828,963	1,735,539

Income (loss) from operations	12,889	25,388	(188,813)	101,097

Other income (expense)
Interest income	263	1,342	1,660	3,632
Interest expense	(21,684)	(20,327)	(63,186)	(56,709)
Other income (expense), net	(1,041)	687	953	(2,232)
Total other income (expense)	(22,462)	(18,298)	(60,573)	(55,309)

Income (loss) before income taxes	(9,573)	7,090	(249,386)	45,788

Provision for income taxes	(9,395)	(5,294)	(65,850)	(19,318)

Net income (loss)	(18,968)	1,796	(315,236)	26,470

Net income (loss) attributable to noncontrolling interest	(2,154)	(3,326)	(7,730)	(8,142)

Net income (loss) attributable to TTEC stockholders	$(21,122)	$(1,530)	$(322,966)	$18,328

Other comprehensive income (loss)
Net income (loss)	$(18,968)	$1,796	$(315,236)	$26,470
Foreign currency translation adjustments	5,000	(10,312)	(6,218)	18,453
Derivative valuation, gross	3,010	(3,752)	(6,154)	5,821
Derivative valuation, tax effect	—	976	2,379	(1,521)
Other, net of tax	60	119	272	299
Total other comprehensive income (loss)	8,070	(12,969)	(9,721)	23,052
Total comprehensive income (loss)	(10,898)	(11,173)	(324,957)	49,522

Less: Comprehensive income attributable to noncontrolling interest	(2,340)	(2,620)	(7,830)	(7,005)

Comprehensive income (loss) attributable to TTEC stockholders	$(13,238)	$(13,793)	$(332,787)	$42,517

Weighted average shares outstanding
Basic	47,723	47,415	47,573	47,305
Diluted	47,860	47,488	47,618	47,417

Net income (loss) per share attributable to TTEC stockholders
Basic	$(0.44)	$(0.03)	$(6.79)	$0.39
Diluted	$(0.44)	$(0.03)	$(6.78)	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2023 and 2024

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2023	47,276	$473	$(592,306)	$396,444	$(90,463)	$906,518	$16,876	$637,542	$3,997
Net income	—	—	—	—	—	(1,530)	3,013	1,483	313
Dividends to shareholders ($0.52 per common share)	—	—	—	—	—	(24,660)	—	(24,660)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,520)	(2,520)	—
Foreign currency translation adjustments	—	—	—	—	(9,919)	—	(393)	(10,312)	—
Derivatives valuation, net of tax	—	—	—	—	(2,776)	—	—	(2,776)	—
Vesting of restricted stock units	143	1	2,358	(4,668)	—	—	—	(2,309)	—
Equity-based compensation expense	—	—	—	6,608	—	—	—	6,608	—
Other, net of tax	—	—	—	—	119	—	—	119	—
Balance as of September 30, 2023	47,419	$474	$(589,948)	$398,384	$(103,039)	$880,328	$16,976	$603,175	$4,310

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176	$—
Net (loss) income	—	—	—	—	—	(21,122)	2,154	(18,968)	—
Dividends to shareholders ($0.00 per common share)	—	—	—	—	—	—	—	—	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(2,138)	(2,138)	—
Foreign currency translation adjustments	—	—	—	—	4,814	—	186	5,000	—
Derivatives valuation, net of tax	—	—	—	—	3,010	—	—	3,010	—
Vesting of restricted stock units	116	1	1,908	(2,248)	—	—	—	(339)	—
Equity-based compensation expense	—	—	—	4,333	—	—	—	4,333	—
Other, net of tax	—	—	—	—	60	—	—	60	—
Balance as of September 30, 2024	47,724	$477	$(584,904)	$416,813	$(99,697)	$544,616	$17,829	$295,134	$—

Nine months ended September 30, 2023 and 2024

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Noncontrolling interest adjustment due to buyout	—	—	—	20,457	—	—	—	20,457	(20,457)
Net income	—	—	—	—	—	18,328	7,215	25,543	927
Dividends to shareholders ($1.04 per common share)	—	—	—	—	—	(49,233)	—	(49,233)	—
Buyout of noncontrolling interest	—	—	—	—	—	—	—	—	(31,619)
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(8,221)	(8,221)	(186)
Foreign currency translation adjustments	—	—	—	—	18,663	—	(210)	18,453	—
Derivatives valuation, net of tax	—	—	—	—	4,300	—	—	4,300	—
Vesting of restricted stock units	195	2	3,216	(6,156)	—	—	—	(2,938)	—
Equity-based compensation expense	—	—	—	16,410	—	—	—	16,410	—
Other, net of tax	—	—	—	—	299	—	—	299	—
Balance as of September 30, 2023	47,419	$474	$(589,948)	$398,384	$(103,039)	$880,328	$16,976	$603,175	$4,310

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling		Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity	Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—
Net (loss) income	—	—	—	—	—	(322,966)	7,730	(315,236)	—
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)	—
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	(6,908)	(6,908)	—
Foreign currency translation adjustments	—	—	—	—	(6,318)	—	100	(6,218)	—
Derivatives valuation, net of tax	—	—	—	—	(3,775)	—	—	(3,775)	—
Vesting of restricted stock units	297	3	4,903	(5,851)	—	—	—	(945)	—
Equity-based compensation expense	—	—	—	15,249	—	—	—	15,249	—
Other, net of tax	—	—	—	—	272	—	—	272	—
Balance as of September 30, 2024	47,724	$477	$(584,904)	$416,813	$(99,697)	$544,616	$17,829	$295,134	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(315,236)	$26,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,258	76,368
Amortization of contract acquisition costs	1,363	1,596
Amortization of debt issuance costs	1,578	801
Imputed interest expense and fair value adjustments to contingent consideration	(1,496)	6,864
Provision for credit losses	2,744	1,677
Loss on disposal of assets	1,778	1,176
Loss on dissolution of subsidiary	—	301
Impairment losses	241,544	11,083
Deferred income taxes	38,922	(12,288)
Excess tax benefit from equity-based awards	3,921	1,807
Equity-based compensation expense	15,249	16,410
Loss on foreign currency derivatives	244	552
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37,497)	34,995
Prepaids and other assets	(12,959)	(1,620)
Accounts payable and accrued expenses	(49,122)	(8,453)
Deferred revenue and other liabilities	(23,023)	(44,508)
Net cash provided by operating activities	(57,732)	113,231

Cash flows from investing activities
Proceeds from sale of long-lived assets	146	246
Purchases of property, plant and equipment, net of acquisitions	(36,465)	(54,722)
Net cash used in investing activities	(36,319)	(54,476)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	30,000	4,000
Payments on other debt	(1,873)	(1,929)
Payments of contingent consideration and hold back payments to acquisitions	—	(37,676)
Dividends paid to shareholders	(2,847)	(24,572)
Payments to noncontrolling interest	(6,908)	(8,407)
Tax payments related to issuance of restricted stock units	(945)	(2,938)
Payments of debt issuance costs	(2,635)	—
Net cash (used in)/provided by financing activities	14,792	(71,522)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,283	3,889

Decrease in cash, cash equivalents and restricted cash	(76,976)	(8,878)
Cash, cash equivalents and restricted cash, beginning of period	173,905	167,064
Cash, cash equivalents and restricted cash, end of period	$96,929	$158,186

Supplemental disclosures
Cash paid for interest	$60,976	$55,810
Cash paid for income taxes	$36,158	$35,542
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$886	$1,560
Acquisition of equipment through increase in accounts payable, net	$(669)	$3,534
Dividend declared but not paid	$—	$24,660

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, the Company helps clients improve their customer satisfaction while lowering their total cost to serve. As of September 30, 2024, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (CRM), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry-specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

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

During the third quarter of 2024, the combined TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with the help of approximately 51,600 customer care associates, consultants, technologists, and CX professionals.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$96,929	$172,747
Restricted cash included in "Prepaid and other current assets"	—	1,158
Total	$96,929	$173,905

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial, but in light of recent economic headwinds the Company has monitored its collection processes to reduce its credit risk. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across eight investment-grade financial institutions.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of the London Interbank Offered Rate (”LIBOR”). The ASU is effective from March 12, 2020, may be applied prospectively and could impact the accounting for LIBOR provisions in the Company’s credit facility agreement. In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform – Scope,” which clarified the scope of FASB Accounting Standards Codification (“ASC”) 848 relating to contract modifications. The Company adopted the standard effective April 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” in response to longstanding requests from investors for more information about an entity’s expenses, specifically categories of expenses such as (purchases of inventory, employee compensation, depreciation, and amortization, and depletion). The ASU is effective for fiscal years beginning after December 15, 2026, with retrospective application permitted. The Company is still evaluating the potential impact of the pronouncement.

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

FCR

Pursuant to the Membership Interest Purchase Agreement of October 26, 2019 between Ortana Holdings, Inc. and TTEC Services Corporation (the FCR “MIPA”) for the acquisition by TTEC of a 70% interest in First Call Resolution, LLC (“FCR”), Ortana Holdings exercised its put rights in January 2023, which required TTEC to acquire Ortana Holdings’ remaining 30% interest in FCR. The purchase price for the remaining 30% interest was determined based on the express provisions of the FCR MIPA and was based on FCR’s performance during 2022. The buyout agreement was signed on April 4, 2023 and reflected a buyout purchase of $22.4 million.

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

Total cash paid at the time of acquisition was $142.4 million. The Faneuil Transaction included contingent payments that were based on the revenue and EBITDA performance of certain contracts with the value of the contingent payments to be determined.

During the second quarter of 2023, the contingent payment obligation was modified to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2024, a $1.5 million net gain was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. As of September 30, 2024, the contingent payment is accrued at $0.0 million.

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

Assets Held for Sale

As of September 30, 2024, the Company had assets classified as held for sale of $29.6 million as the Company expects to sell its former headquarters building in Englewood, Colorado within the next twelve months. This included $16.9 million from leasehold improvements, $6.7 million from buildings, $5.9 million from land, and $0.1 million from other Property, plant and equipment categories. These assets are allocated 85% to the TTEC Engage segment and 15% to the TTEC Digital segment. Funds received will be used to reduce the Company’s existing debt. The Company ceased depreciation on the assets upon reclassification. The estimated fair value less costs to sell the assets held for sale exceeded their carrying value as of the quarter ended September 30, 2024 and no impairment was considered necessary.

Subsequent Event

On November 5, 2024, TTEC Holdings, Inc., through its wholly-owned subsidiary, TTEC Services Corporation, entered into a definitive agreement to sell and subsequently closed the sale of a real estate asset in Englewood, Colorado to Catholic Health Initiatives Colorado, a not-for-profit organization, for $45.5 million, subject to certain customary adjustments. The Company expects to record a pre-tax gain of approximately $16.0 million upon close of the transaction in the fourth quarter of 2024. The asset was previously used by TTEC as its principal executive offices and was not used in business operations. The Company intends to use the proceeds from the sale to reduce its outstanding balance under its revolving line of credit.

(3)SEGMENT INFORMATION

The Company reports the following two segments:

TTEC Digital and the CX Technology Services Industry

TTEC Digital buyers are seeking solutions in several areas including cost optimization, migration from outdated legacy platforms to more agile cloud environments, lack of CX talent and expertise and a need for a practical way forward with AI. TTEC Digital takes a technology-agnostic approach to these challenges and focuses on designing and delivering solutions specific to each client’s specifications. TTEC Digital has entered into strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS and Google which positions TTEC Digital to support the majority of CX platform requirements.

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

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development. In 2023, TTEC Digital expanded its Hyderabad Innovation Studio in India with the goal of continuing to expand its offshore delivery capabilities, and currently approximately 40% of the staff are located in one of several offshore locations. For the nine months ended September 30, 2023, 40% of the staff were located in one of several offshore locations.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2024

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$115,669	$—	$115,669	$6,986	$7,474
TTEC Engage	413,758	—	413,758	17,056	5,415
Total	$529,427	$—	$529,427	$24,042	$12,889

Three Months Ended September 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$133,252	$—	$133,252	$6,801	$11,925
TTEC Engage	469,704	—	469,704	18,794	13,463
Total	$602,956	$—	$602,956	$25,595	$25,388

Nine Months Ended September 30, 2024

				Depreciation	Income/
	Gross	Intersegment	Net	&	(loss) from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$344,068	$—	$344,068	$21,051	$16,771
TTEC Engage	1,296,082	—	1,296,082	53,207	(205,584)
Total	$1,640,150	$—	$1,640,150	$74,258	$(188,813)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2023

				Depreciation	Income
	Gross	Intersegment	Net	&	from
	Revenue	Sales	Revenue	Amortization	Operations
TTEC Digital	$367,764	$—	$367,764	$20,384	$19,864
TTEC Engage	1,468,872	—	1,468,872	55,984	81,233
Total	$1,836,636	$—	$1,836,636	$76,368	$101,097

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Capital Expenditures
TTEC Digital	$2,420	$1,461	$6,498	$6,087
TTEC Engage	6,363	20,307	29,967	48,635
Total	$8,783	$21,768	$36,465	$54,722

	September 30, 2024	December 31, 2023
Total Assets
TTEC Digital	$795,149	$815,488
TTEC Engage	1,031,141	1,370,110
Total	$1,826,290	$2,185,598

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
United States / Canada	$357,650	$415,463	$1,099,173	$1,274,353
Philippines / Asia Pacific / India	96,273	117,204	325,467	354,981
Europe / Middle East / Africa	47,118	37,095	128,148	107,574
Latin America	28,386	33,194	87,362	99,728
Total	$529,427	$602,956	$1,640,150	$1,836,636

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2024; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 11.1% and 10.1% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2024 beyond what was already recognized.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$4,757	$2,347	$2,248	$3,524
Provision for credit losses	100	(27)	2,744	1,677
Uncollectible receivables written-off	(397)	183	(553)	(2,702)
Effect of foreign currency	301	(1)	322	3
Balance, end of period	$4,761	$2,502	$4,761	$2,502

Accounts Receivable Factoring Agreement

In the third quarter of 2024, the Company terminated its Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, or “BMO”), under the terms of which the Company had the right to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The sales of accounts receivable in accordance with the prior Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company has retained no interest in the sold receivables but retains all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold is recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from the prior Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow.

The balances related to the Agreement are as follows (in thousands):

	September 30, 2024	December 31, 2023
Total accounts receivable factored	$—	$99,994

Total amounts collected from clients not yet remitted to Bank	$—	$1,158

The unremitted cash is restricted cash and is included within Prepaid and other current assets with the corresponding liability included in Accrued expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of September 30, 2024 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2023	Adjustments	Impairments	Currency	2024

TTEC Digital	$500,576	$—	$—	$479	$501,055
TTEC Engage	308,412	—	(233,532)	(839)	74,041
Total	$808,988	$—	$(233,532)	$(360)	$575,096

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

During the third quarter of 2024, the Company completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macro-economic conditions, comparison of the actual results to those forecasted in the most recent second quarter of 2024 quantitative impairment test and performing sensitivity analysis on key assumptions. The Company assessed whether any such indicators of impairment existed and concluded there were no triggering events. However, if projected operating results are not met and/or the Company’s market capitalization declines, the Company’s reporting units could be at risk for future impairment.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2024, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Aggregate unrealized net gain/(loss) at beginning of period	$(470)	$7,164	$6,315	$89
Add: Net gain/(loss) from change in fair value of cash flow hedges	3,514	(1,786)	(1,801)	6,312
Less: Net (gain)/loss reclassified to earnings from effective hedges	(504)	(989)	(1,974)	(2,012)
Aggregate unrealized net gain/(loss) at end of period	$2,540	$4,389	$2,540	$4,389

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2024 and December 31, 2023 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2024	Amount	Amount		12 months	Through
Philippine Peso	7,087,000	124,228	(1)	62.6%	March 2027
Mexican Peso	680,000	32,728		59.3%	December 2026
		$156,956

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2024 and December 31, 2023.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2024 and December 31, 2023 the total notional amounts of the Company’s forward contracts used as fair value hedges were $25.3 million and $73.3 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,703	$3
Other long-term assets	757	—
Other current liabilities	(654)	(40)
Other long-term liabilities	(430)	—
Total fair value of derivatives, net	$2,376	$(37)

	December 31, 2023
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$7,527	$327
Other long-term assets	2,415	—
Other current liabilities	(1,214)	(120)
Other long-term liabilities	(197)	—
Total fair value of derivatives, net	$8,531	$207

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$504	$989

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$681	$1,336

	Three Months Ended September 30,
	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(683)	$(369)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,974	$2,012

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$2,669	$2,719

	Nine Months Ended September 30,
	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(1,213)	$1,017

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

The following presents information as of September 30, 2024 and December 31, 2023 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 10). As of September 30, 2024 and December 31, 2023, the Company had $1,025.0 million and $995.0 million, respectively, of borrowings outstanding under the Credit Facility. During the third quarter of 2024 outstanding borrowings accrued interest at an average rate of 7.8% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2024, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2024 and December 31, 2023 (in thousands):

As of September 30, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$2,376	$—	$2,376
Fair value hedges	—	(37)	—	(37)
Total net derivative asset (liability)	$—	$2,339	$—	$2,339

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,531	$—	$8,531
Fair value hedges	—	207	—	207
Total net derivative asset (liability)	$—	$8,738	$—	$8,738

The following is a summary of the Company’s fair value measurements as of September 30, 2024 and December 31, 2023 (in thousands):

As of September 30, 2024

Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$2,339	$—
Deferred compensation plan asset	33,313	—	—
Total assets	$33,313	$2,339	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	—
Total liabilities	$—	$—	$—

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

During 2022 and 2023, fair value adjustments of a $2.9 million benefit and a $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During 2024, a fair value adjustment of a $1.5 million benefit was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and updated EBITDA estimates. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

				Imputed
	December 31,			Interest /	September 30,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$(1,496)	$—	$—	$1,496	$—
Total	$(1,496)	$—	$—	$1,496	$—

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2024, TTEC Digital recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $0.4 million and $2.9 million, respectively. During the three and nine months ended September 30, 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $4.3 million and $5.1 million, respectively.

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

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2024 estimated annual effective tax rate of 26.2%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2024 was (26.4)%. This rate was the result of low year-to-date income, the exclusion of losses related to entities with a full valuation allowance and includes a $37.5 million benefit related to an impairment charge, and $85.8 million of expense related to changes in valuation allowances during the quarter.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017, December 31, 2018, and December 31, 2020, to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit of income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2021 to 2023, the State of Oregon in the United States for tax years 2020 through 2022, the State of Illinois in the United States for tax year 2020, the State of Wisconsin in the United States for tax years 2019 through 2021, Canada for tax year 2021, and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. During the first, second and third quarters of 2023, a $1.3 million, a $3.1 million and a $4.4 million valuation allowance were recorded, respectively, for assets that are not expected to be recovered in future periods. Additionally, during the third quarter 2023, a valuation allowance in the amount of $1.7 million was released for assets now expected to be recovered in future periods. During the first, second and third quarters of 2024, a $3.0 million, $81.1 million and a $1.7 million net valuation allowance was recorded, respectively, for assets that are not expected to be recovered in future periods.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended September 30, 2024 and 2023 was approximately $0.7 million and $0.8 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.02, respectively. The aggregate benefit to income tax expense for the nine months ended September 30, 2024 and 2023 was approximately $2.1 million and $1.8 million, respectively, which had an impact on diluted net income per share of $0.04 and $0.04, respectively.

Since 2017, the Company has been making tax payments to the IRS due to the one-time transition tax on untaxed foreign earnings of foreign subsidiaries, as mandated by the Tax Cuts and Jobs Act. The final payment for this charge will be paid in December of 2024 for a total cash payment of $10.4 million this year, resulting in reduction in cash taxes going forward.

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On April 3, 2023, the Company entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with SOFR as of the date of the amendment, and therefore affects the interest rates paid for a portion of the Credit Facility starting in the second quarter of 2023.

On February 26, 2024, the Company entered into an Eighth Amendment to the Credit Agreement to increase the net leverage ratio covenant, the lenders’ commitment fee rate and margin for a period starting with the quarter ending March 31, 2024 through the quarter ending March 31, 2025, from the current 3.5 to 1 to between 4.0 to 1 and 4.5 to 1, as may be applicable in different quarters; and to reduce the total lenders’ commitment from $1.5 billion to $1.3 billion.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed, to certain other changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount. The term of the Credit Facility will remain unchanged through November 23, 2026.

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

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants for the next 12 months. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowings of $1,025.0 million and $995.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,047.3 million and $1,057.6 million for the nine months ended September 30, 2024 and 2023, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $140 million as of September 30, 2024. As of September 30, 2024, the Company was in compliance with all covenants and conditions under its Credit Agreement.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Letters of Credit

As of September 30, 2024, outstanding letters of credit under the Credit Facility totaled $0.2 million. As of September 30, 2024, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by the Company’s present and future subsidiaries.

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

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. In the event of unexpected further developments, however, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s financial position, cash flows, or results of operations.

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the nine months ended September 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $213.6 million. Revenue recognized for the nine months ended September 30, 2023 from amounts included in deferred revenue as of December 31, 2022 was $245.8 million.

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

As of September 30, 2024, the Company’s RPO was $435.2 million, which will be delivered and recognized within the next five years. The Company expects to recognize approximately 63% of the RPO over the next 12 months, 23% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	18,362	6,312	30	24,704
Amounts reclassified from accumulated other comprehensive income (loss)	301	(2,012)	269	(1,442)
Net current period other comprehensive income (loss)	18,663	4,300	299	23,262

Accumulated other comprehensive income (loss) at September 30, 2023	$(105,071)	$4,389	$(2,357)	$(103,039)

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(6,318)	(1,801)	25	(8,094)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,974)	247	(1,727)
Net current period other comprehensive income (loss)	(6,318)	(3,775)	272	(9,821)

Accumulated other comprehensive income (loss) at September 30, 2024	$(99,462)	$2,540	$(2,775)	$(99,697)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2024	2023	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$681	$1,336	Revenue
Tax effect	(177)	(347)	Provision for income taxes
	$504	$989	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(60)	$(119)	Cost of services
Gain on liquidation	—	—	Other income (expense), net
Tax effect	6	12	Provision for income taxes
	$(54)	$(107)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2024	2023	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$2,669	$2,719	Revenue
Tax effect	(695)	(707)	Provision for income taxes
	$1,974	$2,012	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(291)	$(299)	Cost of services
Gain on liquidation	19	—	Other income (expense), net
Tax effect	25	30	Provision for income taxes
	$(247)	$(269)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Shares used in basic earnings per share calculation	47,723	47,415	47,573	47,305
Effect of dilutive securities:
Restricted stock units	137	73	43	104
Performance-based restricted stock units	—	—	2	8
Total effects of dilutive securities	137	73	45	112
Shares used in dilutive earnings per share calculation	47,860	47,488	47,618	47,417

For the three months ended September 30, 2024 and 2023, there were 3.0 million and 1.0 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023, there were 2.6 million and 1.0 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023

Equity-based compensation expense recognized in Cost of services	$1,471	$3,009
Equity-based compensation expense recognized in Selling, general and administrative	2,862	3,599
Total equity-based compensation expense	$4,333	$6,608

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Equity-based compensation expense recognized in Cost of services	$5,707	$7,407
Equity-based compensation expense recognized in Selling, general and administrative	9,542	9,003
Total equity-based compensation expense	$15,249	$16,410

Restricted Stock Unit Grants

During the nine months ended September 30, 2024 and 2023, the Company granted 250,913 and 587,490 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $4.3 million and $15.2 million for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense related to RSUs of $6.5 million and $15.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was approximately $36.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2021, the Company awarded Performance Restricted Stock Units (“PRSUs”) subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $1.2 million and $4.9 million and vest in 2024. If the defined minimum targets were not met, then no PRSUs will be issued. The award amounts were based on the Company’s annual revenue and adjusted operating income for fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.0 million and $0.0 million for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense related to the 2021 PRSUs of $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the Company will issue between 0.0 million and 0.5 million PRSUs that will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for fiscal year 2025. For the ordinary course annual PRSUs, no expense was recognized for the nine months ended September 30, 2024. Expense for the one-time stretch financial goals PRSUs will begin at the start of the requisite service period, beginning January 1, 2025.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $5.9 million that vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2026.

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

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2024 and 2023, the Company expensed $0.3 million and $0.8 million, respectively, to Avion and Airmax for services provided to the Company. There was $36 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2024.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the nine months ended September 30, 2024 and 2023, the Company expensed $2.3 million and $2.8 million, respectively, for these services.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined in Part II. Item 1A Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our business operations, our strategy and our industry, including risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment and risks related to the product reliability of the technology partners and client transition from on premises to public cloud and SaaS information technology solutions in our TTEC Digital business segment; risks specific to the remote work environment; risks related to the challenges inherent in demand and delivery center capacity forecasting; risks specific to labor costs and retention; risks related to operations controls and employees engaging in fraud; risks related to long sales cycles and lead time to revenue; risks specific to potential geographic and other expansions; risks that may arise in connection with events outside of our control such as macroeconomic conditions; geopolitical tensions, and outbreaks of infectious diseases; risks of M&A activity including our ability to identify, acquire and properly integrate acquired businesses in accordance with our strategy; risks related to our use of technology, including risks that could arise due to disruption to our information technology systems, cybersecurity events and unauthorized data access, our reliance on communication and utility services provided by third parties; risks specific to rapid adoption of AI/GenAI technologies, and the growing reliance on third parties for data, cloud and SaaS services; risks of our financial operations, including ineffective cost-management strategies, our leverage and our debt service obligations; risks specific to financial and operating restrictions built into our credit facility, changes in the cost or availability of labor, telecommunication services, and other operational necessities that we cannot pass on to our clients; risks related to foreign currency exchange, changes in income tax rates and laws, and other laws and regulations relevant to our business; interpretations of transfer pricing arrangements; uncertainties tied to goodwill, assets and strategic investments’ impairments; risks specific to our contracting practices and laws and regulations that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, the high cost and reputational damage of wage and hour class action lawsuits, contract terms that lead to volatility in revenue and profitability, the efforts by clients to transfer contractually cybersecurity, data privacy and emerging technology risks to service providers and our inability to always control or mitigate them; uncertainty in AI/GenAI regulatory environments; risks specific to IP protection and infringement, and our ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience; risks related to the ownership of our common stock, including risks inherent in our capital structure; our controlling shareholder risk; risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control; risks inherent in our dividend and stock repurchase policies; risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent a change in control events potentially depressing the price of our common stock; and the fact that our Chairman and Chief Executive Officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”). We undertake no obligation to update them, except as may be required by applicable law. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 8-K. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global CX outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across digital and live interaction channels to help clients increase customer loyalty, revenue, and profitability. By combining digital solutions with data-driven service capabilities, we help clients improve their customer satisfaction while lowering their total cost to serve. As of September 30, 2024, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, telecom, technology, media, travel and hospitality, automotive and retail.

TTEC operates through two business segments.

•	TTEC Digital is one of the largest CX technology providers and is focused exclusively on the intersection of Contact Center as a Service (CCaaS), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise based CX technologies including Amazon Web Services, Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale. Tailored to meet industry-specific and business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, trust and safety and back-office solutions. The segment’s technology-enabled delivery model covers the entire associate lifecycle including recruitment, onboarding, training, delivery, workforce management and quality assurance.

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

During 2024, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with the help of approximately 51,600 customer care associates, technologists, and CX professionals.

Our revenue for third quarter 2024 was $529.4 million, approximately $115.7 million, or 22% of which came from our TTEC Digital segment and $413.8 million, or 78%, of which came from our TTEC Engage segment.

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

Financial Highlights

In the third quarter of 2024, our revenue decreased $73.5 million, or 12.2%, to $529.4 million over the same period in 2023 including a decrease of $0.5 million, or 0.1%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $17.6 million, or 13.2%, decrease for TTEC Digital and a decrease of $55.9 million, or 11.9%, for TTEC Engage.

Our third quarter 2024 income from operations decreased $12.5 million, or 49.2%, to $12.9 million or 2.4% of revenue, compared to $25.4 million or 4.2% of revenue in the third quarter of 2023. The decrease in operating income is due to several factors across both segments. The TTEC Digital operating income decreased 37.3% over the same period last year primarily due to lower revenue from one-time on-premise related revenue and additional investment in talent as we continue to diversify our offerings. The TTEC Engage operating income decreased 59.8% over the same period last year due to lower revenue, ongoing start-up costs for a large public sector contract launched earlier in the year and investment in talent as part of this transition year, partially offset by improved operational performance.

Income (loss) from operations in the third quarter of 2024 and 2023 included $5.7 million and $5.5 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning 13 countries serve clients based in the U.S. and in other countries with 23,400 workstations, representing 78% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 35% of our revenue for the third quarter of 2024, as compared to 32% of our revenue for the corresponding period in 2023.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2024, the total production workstations for our TTEC Engage segment was 30,200, a net decrease of 1,400 workstations over the same period last year, with an overall capacity utilization 70% in line with the prior year period.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program.

Recent Developments

As previously disclosed, the Company’s Board of Directors has established a special committee consisting of independent directors (the “Special Committee”) to evaluate the unsolicited, preliminary, non-binding proposal letter, dated September 27, 2024, from TTEC founder, Chairman and Chief Executive Officer Kenneth Tuchman, to take the Company private at a proposed purchase price of $6.85 per share to the Company’s other shareholders. Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock. As set forth in Amendment No. 3 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on September 30, 2024, the proposal is conditioned on, among other things, the receipt of financing for the transaction, the negotiation and execution of a definitive agreement, as well as approval and recommendation of the proposal by the Special Committee and approval by holders of a majority of the shares of the Company’s common stock not owned by Mr. Tuchman, his affiliates, and company executive management. The Special Committee with its own advisors will evaluate the proposal and determine the appropriate course of action and process.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2024 and 2023 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$115,669	$133,252	$(17,583)	(13.2)%
Operating Income	7,474	11,925	(4,451)	(37.3)%
Operating Margin	6.5%	8.9%

The decrease in revenue for the TTEC Digital segment was driven by the non-recurring and large one-time on-premise related revenue in the prior year. The remaining TTEC Digital portfolio was up 5.9% year over year mostly due to an increase in recurring revenue.

The operating income decrease was primarily related to lower revenue and investment in talent to support the expansion of our new and existing offerings. Operating income as a percentage of revenue decreased to 6.5% in the third quarter of 2024 as compared to 8.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.3 million for the quarters ended September 30, 2024 and 2023, respectively.

TTEC Engage

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$413,758	$469,704	$(55,946)	(11.9)%
Operating Income (loss)	5,415	13,463	(8,048)	(59.8)%
Operating Margin	1.3%	2.9%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC, lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income (loss) change was primarily attributable to lower revenue, launch of a new large public contract and investment in talent, partially offset by operational performance improvement. As a result, operating income (loss) as a percentage of revenue decreased to 1.3% in the third quarter of 2024 as compared to 2.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.6 million for the quarters ended September 30, 2024 and 2023, respectively.

Interest Income (Expense)

For the three months ended September 30, 2024 interest income decreased to $0.3 million from $1.3 million in the same period in 2023 due to a lower balance of international cash resulting from repatriated cash during 2024. Interest expense increased to $21.7 million during 2024 from $20.3 million during 2023 due to higher interest rates.

Other Income (Expense)

For the three months ended September 30, 2024 Other income (expense), net decreased to expense of $1.0 million from income of $0.7 million during the prior year quarter.

Included in the three months ended September 30, 2024 was a $0.5 million gain related to the fair value adjustment of contingent consideration for the Faneuil acquisition (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Included in the three months ended September 30, 2023 was a $0.1 million expense related to the fair value adjustments of contingent consideration for the Faneuil acquisition.

Income Taxes

The effective tax rate for the three months ended September 30, 2024 was (98.1)%. This compares to an effective tax rate of 74.7% for the comparable period of 2023. The effective tax rate for the three months ended September 30, 2024 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. After Non-GAAP adjustments, the Company’s normalized tax rate for the third quarter of 2024 was 58.5%.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2024 and 2023 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$344,068	$367,764	$(23,696)	(6.4)%
Operating Income	16,771	19,864	(3,093)	(15.6)%
Operating Margin	4.9%	5.4%

The decrease in revenue for the TTEC Digital segment was driven by lower one-time on-premise related revenue and professional services revenue. It was partially offset by an increase of 8.7% in recurring revenue.

The operating income decrease is primarily attributable to the lower revenue and investment in talent to support the diversification of our offerings. Operating income as a percentage of revenue decreased to 4.9% for the nine months ended September 30, 2024 as compared to 5.4% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $12.7 million and $13.0 million for the nine months ended September 30, 2024 and 2023, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$1,296,082	$1,468,872	$(172,790)	(11.8)%
Operating Income (loss)	(205,583)	81,233	(286,816)	(353.1)%
Operating Margin	(15.9)%	5.5%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC, lower demand from select large onshore enterprise clients due to clients’ continued conservative management of discretionary spending influenced by a challenging macro-economic environment and delays attributable to launching new and larger awarded contracts.

The operating income (loss) change was primarily attributable to a goodwill impairment charge, higher restructuring charges and lower revenue. As a result, operating income (loss) as a percentage of revenue decreased to (15.9)% for the nine months ended September 30, 2024 as compared to 5.5% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $12.3 million and $14.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2024 interest income decreased to $1.7 million from $3.6 million in the same period in 2023 due to a lower balance of international cash resulting from repatriated cash during 2024. Interest expense increased to $63.2 million during 2024 from $56.7 million during 2023 due to higher interest rates.

Other Income (Expense)

For the nine months ended September 30, 2024 Other income (expense), net increased to net income of $1.0 million from net expense of $2.2 million during the prior year period.

Included in the nine months ended September 30, 2024 was a $1.5 million gain related to the fair value adjustment of contingent consideration for the Faneuil acquisition.

Included in the nine months ended September 30, 2023 was a gain of $4.5 million due to insurance recovery related to property damages and a net $6.9 million expense related to the fair value adjustments of contingent consideration accruals and receivables for one acquisition.

Income Taxes

The effective tax rate for the nine months ended September 30, 2024 was (26.4)%. This compared to an effective tax rate of 42.2% for the comparable period of 2023. The effective tax rate for the nine months ended September 30, 2024 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, an impairment charge, and the impact of valuation allowances in the United States and several other jurisdictions. After Non-GAAP adjustments, the Company’s normalized tax rate for 2024 was 41.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2024, we generated operating cash flows of $(57.7) million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

We manage a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of our global cash and cash equivalents. Our cash is held in the U.S. in U.S. dollars, and outside of the U.S. in U.S. dollars and foreign currencies. We expect to use our cash to fund working capital, global operations, dividends, acquisitions, and other strategic activities. While there are no assurances, we believe our global cash is well protected given our cash management practices, banking partners and utilization of diversified bank deposit accounts and other high-quality investments.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2024 and 2023.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $96.9 million and $172.7 million as of September 30, 2024 and December 31, 2023, respectively. The decline from prior year is explained by the change in our APB 23 policy that allowed the Company to repatriate international cash and reduce the credit line. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, for strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash flows (used in)/provided by operating activities was $(57.7) million and $113.2 million, respectively. The decrease is primarily due to a $67.9 million decrease in net cash income from operations and a $103.0 million decrease in net working capital. The termination of the AR factoring arrangement, effective in the third quarter of 2024, had a significant impact to our working capital conversion in the quarter. The termination of the AR credit facility negatively impacted our cash flows by $(81.8) million for the three months ended September 30, 2024 and $(101.2) million for the nine months ended September 30, 2024.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash flows used in investing activities was $36.3 million and $54.5 million, respectively. The decrease was due to a $18.3 million decrease in capital expenditures as we had less need for computers and completed our site expansion in new geographies.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024 and 2023, net cash flows provided by/(used in) financing activities was $14.8 million and $(71.5) million, respectively. The change in net cash flows from 2023 to 2024 was primarily due to a $26.0 million net change in the line of credit, $37.7 million related to payments of contingent consideration and $21.7 million of incremental dividends paid during 2023.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in net cash from operations and a decrease in working capital. Free cash flow was $(94.2) million and $58.5 million for the nine months ended September 30, 2024 and 2023, respectively. The normalized free cash flow would have been $(18.4) million for the three months ended September 30, 2024 based on the reasons mentioned above.

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

The following table reconciles net cash (used in) provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash (used in) provided by operating activities	$(91,377)	$(31,718)	$(57,732)	$113,231
Less: Purchases of property, plant and equipment	8,783	21,768	36,465	54,722
Free cash flow	$(100,160)	$(53,486)	$(94,197)	$58,509

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2023 Form 10-K filing on February 29, 2024 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2024 to be between 2.1% and 2.3% of revenue. Approximately 80% of these expected capital expenditures are to support growth in our business and 20% relate to the maintenance for existing assets. The anticipated level of 2024 capital expenditures is primarily driven by site expansions, new builds in emerging geographies, and ongoing digital integration and product development.

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

Client Concentration

During the nine months ended September 30, 2024 and 2023, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 31.5% and 34.5% of our consolidated revenue for the three months ended September 30, 2024 and 2023, respectively and 32.6% and 35.1% of our consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 5 to 25 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of September 30, 2024, we had $1,025.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2024, interest accrued at a rate of approximately 7.8% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt, Honduras and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2024 and 2023, revenue associated with this foreign exchange risk was 21% and 19% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2024 and December 31, 2023 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2024	Amount	Amount		12 months	Through
Philippine Peso	7,087,000	124,228	(1)	62.6%	March 2027
Mexican Peso	680,000	32,728		59.3%	December 2026
		$156,956

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2024 and December 31, 2023.

The fair value of our cash flow hedges as of September 30, 2024 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2024	Next 12 Months
Philippine Peso	$2,100	$1,441
Mexican Peso	276	608
	$2,376	$2,049

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2023 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains of $2.7 million and $2.7 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2024 and 2023, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2024 and 2023, approximately 15% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2024 or December 31, 2023.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.02*		Purchase and Sale Agreement by and between TTEC Services Corporation and Catholic Health Initiatives Colorado, effective as of November 5, 2024

10.99*

Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, national Association, as agent, swing line and fronting lender (reflecting Ninth Amendment to the Agreement).

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 6, 2024	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer