Form 10-K
period 2024-12-31
TTEC Holdings, Inc.
filed 2025-02-27
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were 47,608,318 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $114,624,308 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 21, 2025, there were 47,757,848 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2025 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2024 FORM 10-K

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

Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations, our strategy and our industry, including the risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our  technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital’s clients’ transition to public cloud and SaaS solutions, risks specific to remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands risks specific to operational controls and employee fraud, risks related to the accuracy of client forecasting, risks arising from our long sales cycles and lead time to revenue, risks specific to the inherent conflict between necessary cost containment and the need for investment to support new offerings in a competitive market, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks inherent in M&A activity; risks of our financial operations, including risks related to our leverage and debt service obligations, risks specific to our cost containment measures, risks specific to restrictions on our operations built into our credit facility, risks to our profitability due to inflationary pressures on our delivery costs that cannot be passed on to clients, impact on our profitability due to contract terms typical in our industry, risks to profitability due to contractual risk transfer for things we cannot always control or insure against, foreign currency exchange risks, changes in income tax rates, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments; risks related to our use of technology and third-party services, including possible disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies, and the growing reliance on third parties for data, cloud and SaaS services; risks specific to legal and regulatory matters that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, high cost and reputational damage of wage and hour and ERISA class action lawsuits, uncertainty in AI regulatory environments, risks specific to IP protection and infringement, and ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience; and risks related to the ownership of our common stock, including risks related to the proposal to take the company private which is currently being considered by the special committee of our board of directors, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”). We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Forms 10-Q or 8-K.

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

Risk Related to Our Business Operations, Our Strategy and Our Industry

●	If our business strategy is not successful, our business and financial prospects will be affected;
●	Our market is highly competitive, and we may not be able to compete effectively;
●	If we are not able to adapt our service offerings to changes in technology, including use of artificial intelligence (AI) in our solutions, we may not be able to compete, and our results of operations may be materially impacted;
●	A large portion of TTEC Engage revenue is generated from approximately 200 clients and the loss of one or more of these clients or a significant reduction in their business volumes with us could adversely affect our business;
●	A large portion of TTEC Digital revenue is generated from technology partners whose continued partnership with us, risk sharing practices, and products’ reliability may adversely impact our business;
●	As TTEC Digital clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be adversely impacted;
●	Our remote service delivery model serves many of our key clients and this operating model subjects us to certain risks that we cannot always mitigate;
●	If our client service demand, level of effort or capacity forecasts are not accurate, our ability to serve our clients’ profitably could be materially impacted;
●	If we cannot recruit and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected;
●	Our employees may fail to adhere to our operational controls or may engage in fraud, which could subject us to liability and negatively impact our client relationships and reputation;
●	Long sales cycles in certain parts of our business can lead to long lead times before we receive revenue;
●	Our efforts at cost containment while expanding our offerings in a highly competitive environment could strain our resources and negatively impact our business;
●	If we are unable to maintain a geographically diverse footprint, our profitability may be adversely affected;
●	The current outsourcing trend may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business;
●	Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases;

●	We routinely consider strategic mergers, acquisitions and business combination transactions and may enter into such transactions at any time; and such transactions may negatively impact our business and create unanticipated risks.

Risks Related to Our Financial Operations

●	Our leverage and debt service obligations may adversely affect our business and financial condition;
●	We are subject to customary financial and operating restrictions built into our credit agreement;
●	Our profitability could suffer if our cost-management strategies are unsuccessful;
●	Inflation and changes in the cost or availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations;
●	Our results of operations may be adversely impacted by foreign currency exchange rate risk;
●	Contract terms typical in our industry can lead to volatility in our revenue and profitability;
●	The trend of clients seeking to transfer growing risks related to cybersecurity, data privacy and emerging technologies to service providers could significantly impact our operations and profitability;
●	Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business;
●	If our transfer pricing arrangements are ineffective, our tax liability may increase;
●	We have incurred, and may in the future incur, impairments to goodwill, long-lived assets or strategic investments, which impacts our financial results of operations.

Risks Related to Our Use of Technology and Third-Party Services

●	A disruption to our information technology systems could adversely affect our business and reputation;
●	Cyberattacks, cyber fraud, and unauthorized data access could harm us or our clients and result in liability, and could adversely affect our business and results of operations;
●	Significant interruptions in communication and utility services provided to us by third-party vendors could adversely impact our business;
●	Use of AI technology in our offerings could result in liability and harm to our reputation;
●	Our growing reliance on third parties for data, software, cloud and SaaS services could adversely impact our business.

Risks Related to Legal and Regulatory Matters that Impact Our Business

●	Our financial results may be affected by changes in laws and regulations that impact our business and by our failure to comply with such requirements;
●	Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably;
●	Wage and hour and ERISA fiduciary class action lawsuits can expose us to costly litigation and damage our reputation;
●	The growing use of AI in our offerings and evolving uncertainty of regulatory environments impacting such offerings may affect our costs of doing business and reputation;
●	Challenges in protecting our intellectual property and its infringement by others may adversely impact our ability to innovate and compete;
●	Our inability to timely secure or maintain licensing required to perform certain of our regulated services may significantly impact our results of operations.

Risks Related to Our Operations Outside of the United States

●	We face special risks associated with international operations;
●	Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks;
●	We may face new risks as we expand into countries where we have no prior experience.

Risks Related to Ownership of Our Common Stock

●	Our receipt of a non-binding proposal from our founder, Chairman, and Chief Executive Officer to take the Company private and our Board’s evaluation of the proposal may result in a material impact on the Company and the value of our stock;
●	The price and trading volumes of our common stock may fluctuate significantly due to many factors, some of which we cannot control;
●	There can be no assurance that we will resume paying dividends or repurchasing our shares or the cadence or levels of these activities;
●	Exclusive forum for dispute resolution in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes;
●	Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our Company, potentially depressing the price of our common stock;
●	Our Chairman and Chief Executive Officer controls a majority of our stock and has control over matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders;
●	Our status as a “controlled company” could make our common stock less attractive to investors or otherwise harm our stock price.

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

v

PART I

ITEM 1.

BUSINESS

Our Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our”, or “us”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2024, TTEC served over 715 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments.

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies, including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft, and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, fraud mitigation and back-office solutions. The segment’s technology-enabled delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through its TTEC Digital and TTEC Engage business segments and, based upon client needs, through strategic collaboration between the segments. TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated CX technology and service solutions, go-to-market strategies, and innovative offerings.

During 2024, the TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with contributions from approximately 52,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2024 was $2,208 billion, of which approximately $459 million, or 21%, was generated from our TTEC Digital segment and $1,749 billion, or 79%, was generated from our TTEC Engage segment.

To advance our competitive position in a rapidly changing market and to provide our clients with modernized CX technology and service solutions, we continue to develop our portfolio of service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core CX services with AI enhanced, technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our CX product and service capabilities and partnerships, increase our global client base and industry expertise, expand our geographic footprint to the needs of our global clientele, and further scale our solutions within and between our TTEC Digital and TTEC Engage segments.

Recent Developments

As previously disclosed in the Company’s press release on September 30, 2024, the Company’s Board of Directors has established a special committee consisting of independent directors (the “Special Committee”) to evaluate the unsolicited, preliminary, non-binding proposal from TTEC founder, Chairman and Chief Executive Officer, Kenneth Tuchman, to take the Company private at a proposed purchase price of $6.85 per share to the Company’s other shareholders. Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock. As set forth in Amendment No. 3 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on September 30, 2024, the proposal is conditioned on, among other things, the receipt of financing for the transaction, the negotiation and execution of a definitive agreement, approval and recommendation of the proposal by the Special Committee, and approval by holders of a majority of the shares of the Company’s common stock not owned by Mr. Tuchman, his affiliates, and the Company’s executive management. The Special Committee with its own advisors is evaluating the proposal and will determine the appropriate course of action and process.

Our Industry – Key Emerging Themes

The CX landscape is undergoing a dynamic transformation, driven by technological advancements and evolving customer experience expectations. Based on our experience of operating the business over the last 40+ years, we are observing the following trends and opportunities, among others:

AI-powered CX: As brands endeavor to integrate artificial intelligence into customer experience, many companies lack the necessary technology and delivery readiness or face challenges in providing quality personalized and insightful automation.

Cloud Migration and Security Are Board-Level Imperatives: In the arena of customer experience, the migration to cloud-based platforms is a fulcrum for transformation, offering unprecedented scalability, flexibility, quality assurance, and cost efficiency.

Industry Consolidation Driven by a Highly Fragmented Market: The CX market is highly fragmented with no single provider dominating the market.

Enterprise-Level Vendor Consolidation: Multinational corporations are increasingly favoring a consolidation of strategic technology vendors within the CX domain.

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

Our Growth Strategy

As a leader and innovator in the global customer experience technology services and business process outsourcing (BPO) markets, our strategy is directed towards sustainable long-term growth in revenue and profitability. Our approach is to leverage our 42 years of operational excellence in customer engagement with technology-infused platforms and managed services. Our strategic imperatives include:

•	Deepening Client Relationships with new work types and expansion into new client lines of business
•	Targeting Industry Leaders as Clients
•	Enhancing Global Sales and Marketing Synergies
•	Geographic Market Expansion
•	Strategic Acquisitions
•	Investment in Tech-Driven Innovation
•	Diversifying and Leveraging our Technology Partner Ecosystem
•	Delivering with Purpose through Impact Sourcing

By integrating these strategic pillars, we are setting a course to not only lead in the CX sector but also to drive responsible and inclusive growth that benefits all stakeholders.

Our Integrated Service Offerings and Business Segments

TTEC Digital and the CX Technology Services Industry

TTEC Digital clients are seeking solutions in many areas including cost optimization, CX technology modernization, inclusive of migrating to a more agile cloud-based ecosystem, improved CX talent and expertise, and practical solutions to further enable CX applications, including the design, implementation and pragmatic delivery of AI capabilities. TTEC Digital takes a technology agnostic approach to these challenges and focuses on designing and delivering solutions to each client’s specific business needs at the intersection of contact center, CRM, and AI and Analytics. TTEC Digital supports the majority of CX platform and solution requirements through its strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS, Google, Salesforce, ServiceNow, and Nice among others.

TTEC Digital’s solutions are built to respond to market needs for both enterprise and small and medium-sized business clients. AI design and delivery capabilities are woven across all five pillars of our offerings.

•	Professional Services: System design, configuration and integration
•	Managed Services: Cloud application and premise support
•	CX Consulting: Transformation strategy and design
•	CX Data and Analytics: Data science, engineering, and visualization
•	IP & Software: Custom software engineering through TTEC Digital’s IP and Software division

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development. Since 2022, TTEC Digital has been expanding its Hyderabad Innovation Studio in India with the goal of continuing to grow its offshore delivery capabilities, and currently approximately 40% of the staff are located in one of several offshore locations.

TTEC Engage and the CX BPO Services Industry

The TTEC Engage segment’s solutions are built to respond to the following market needs for clients.

•	Customer Support
•	Tech Support
•	Revenue Generation and Growth Services
•	Fraud Mitigation
•	AI Operations, including data annotation and labeling
•	Back-office Support

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

Our stature as an industry leader in customer engagement is underpinned by an innovative strategy and a forward-looking vision. We believe our key strengths include the following areas:

•	AI-Driven Technology Infrastructure: Our state-of-the-art technology infrastructure and global data center network unite to form a powerful foundation for AI-driven solutions.
•	Deep Industry Expertise: Our competitive advantage is further enhanced by our deep industry expertise, which allows us to tailor solutions that are not only technologically advanced but also intricately aligned with the specific nuances and regulatory requirements of the industries we serve.
•	Strategic Technology Partnerships: Our robust partner ecosystem includes key players in digital channels, enhancing our ability to deliver efficient, high-impact personalized customer experiences.
•	Globally Deployed Operating Best Practices: We can deliver a consistent, scalable, high-quality experience to our clients' customers from any of our 58 global customer delivery centers and geographically disbursed work from home associate base.
•	Innovative Talent Development and Impact Sourcing: Our talent development strategy seamlessly merges cutting-edge innovation with a commitment to social responsibility.

Clients

We develop long-term relationships with clients globally, including many of the worlds’ iconic brands, Fortune 1000 companies, small and medium-sized businesses, and public sector agencies. These organizations operate in customer intensive industries or sectors, where complexities and customer focus require a partner that can quickly design and build integrated technology and data-enabled services, often on a global scale. In 2024, our top five and 10 clients represented 32% and 49% of total revenue, respectively.

In several of our offerings across TTEC Digital and TTEC Engage, we enter into long-term relationships that provide us with a more predictable recurring revenue stream. In our TTEC Digital segment, our CX managed services technology solution contracts have an average three-year term and include early termination penalties. In our TTEC Engage segment, most of our contracts can be terminated for convenience by either party, but our relationships with our top five clients have ranged from 5 to 25 years including multiple programs and contract renewals for most of these clients. In 2024, we had a 82% revenue retention rate for TTEC Engage, versus 95% in 2023. The reduction is primarily attributable to one of our larger, long-term financial services clients that exited one of the lines of business that TTEC historically supported.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 6% of our total annual revenue. Expenditures under these supplier contracts represent less than 1% of our total operating costs.

Competition

We are a leading global customer experience outsourcing partner for many of the world’s marquee and high-growth brands, Fortune 1000 companies, and public sector clients. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, principal competitive factors include: client relationships, technology and process innovation, quality and stability of the integrated solutions, digital and virtual delivery capabilities, operational performance and efficiencies, pricing, brand recognition, and financial strength.

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

For TTEC Digital, our main competitors include global systems integration firms, niche and large-scale technology consulting service providers, and technology companies whose solutions we integrate, deploy and maintain for clients, including Deloitte, Accenture, Infosys, Cognizant, Hitachi Data Systems, Slalom, Globant, and ConvergeOne, among others.

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

TTEC maintains a cybersecurity and data privacy program designed to protect our clients’, their customers’, and our employees’ confidential personal and sensitive information. We have invested in our cybersecurity capabilities to identify, detect, respond to and recover from cyber threats and attacks. These investments help us reduce our vulnerabilities to cyber incidents and minimize their impacts on our operations. They also support compliance with our contractual obligations and the laws and regulations governing our activities. We engage independent auditors to conduct assessments over transactional processes and data security (SOC1 and SOC2, respectively) for technology solutions we use in our banking, financial services, and insurance (“BFSI”) and healthcare verticals. We also engage third parties to conduct vulnerability assessment and penetration testing of our technology environments. See "Risk Factors — Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably.”

Work From Home Regulations: Regulations specific to work from home, which vary among jurisdictions and range from requirements to reimburse costs associated with remote work, to special health and safety mandates, and special government reporting requirements apply to part of our workforce. To comply with these Regulations, TTEC updated its payroll practices and adopted new ways of working, including the use of virtual private networks to access service delivery applications, and remote monitoring and coaching of employees. In the work from home environment, we are not always able to replicate the physical controls we have in place at our delivery centers; therefore, we agree with our clients to implement certain additional controls appropriate to the work from home environment to achieve compliance similar to our delivery centers’ environment. Employees that work from home are required to attest to their understanding and compliance with these controls and with TTEC’s enhanced remote work policy that is designed to address new Regulations and the modified contractual requirements. TTEC works diligently with specialists to stay current on the rapidly changing regulatory environment, but the distributed nature of remote service delivery continues to represent heightened risks of security threats and compliance challenges and there can be no assurance that these risks can be fully contained. See "Risk Factors — Services delivered by employees working remotely represent a large portion of our delivery for some of our clients and this operating model subjects us to certain risks that we cannot always mitigate”.

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

Our global operations are subject to various domestic and foreign anti-corruption mandates, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business. As a U.S. company operating through non-U.S. subsidiaries, TTEC is subject to foreign exchange control, transfer pricing, cross-border tax Regulations, immigration and customs Regulations that prescribe how funds, goods, and people traverse between TTEC and our foreign subsidiaries. See "Risk Factors — Risks Related to Our Operations Outside of the United States”.

Work we do for some of our clients is subject to special licensing requirements, e.g., insurance producer and gaming licenses. The granting of these licenses can be discretionary on the part of regulatory authorities. As part of the licensing requirements, we may also be subject to extensive and expensive cybersecurity regulations or subject to heightened disclosure requirements that impact our companies or our executives. See, “Risk Factors -- Our financial results may be impacted by changes in laws and regulations that impact our business and by our failure to comply with such requirements”.

We believe that our operations are in substantial compliance with relevant Regulations; but our compliance with Regulations may cause us to make additional capital and operational expenditures, the cost of which we may not always be able to pass to our clients through our pricing structures, and such additional investments could be material to our results of operations, financial position, or cash flows. See "Risk Factors — Risks Related to Our Operations Outside of the United States”.

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

As of December 31, 2024, TTEC held 100 U.S. and non-U.S. patents in 9 jurisdictions that we leverage in our operations and as marketplace differentiation for our service offerings. Our trade name, logos, and names of our proprietary solution offerings are protected by their historic use and, in addition, by trademarks and service marks registered in 33 jurisdictions.

Our People

TTEC recognizes that our employees are our most valuable asset. We are committed to fostering a positive and rewarding work environment that attracts, develops, and retains the highest quality talent. This commitment is integral to our business strategy and our ability to deliver exceptional customer experiences.

Workforce Composition

As of December 31, 2024, TTEC had approximately 52,000 employees globally, with approximately 1,700 serving TTEC Digital clients and 50,300 serving TTEC Engage clients. Our workforce is geographically diverse:

•	Asia-Pacific: 45%
•	North America: 37% (36% in the United States)
•	Central and South America: 9%
•	Europe, Middle East, and Africa (EMEA): 9%

Approximately 53% of our employees worked remotely, while 47% worked onsite.

Employee Experience and Engagement

TTEC is dedicated to creating a workplace where employees feel valued, engaged, and empowered. We prioritize initiatives that enhance the overall employee experience, including:

•	Health and Wellness Programs: Comprehensive benefit packages that support employee well-being, including physical and mental health.
•	Employee Recognition Programs: Formal and informal programs that recognize and reward employee contributions and achievements.
•	Humanity First: Provide a welcoming workplace where all feel respected and valued, can be themselves, connect authentically with others, and work together to delight our customers.
•	Work-Life Balance: Flexible work arrangements and programs that support employees in balancing their professional and personal lives.

Workplace Safety

TTEC is committed to providing a safe and healthy work environment for all employees. We maintain appropriate safety programs and protocols, including:

•	Compliance with Regulations: Adherence to applicable occupational health and safety regulations and standards.
•	Safety Training: Regular training programs to ensure employees are knowledgeable about safety procedures and protocols that apply to their jobs.
•	Hazard Identification and Mitigation: Proactive identification and mitigation of workplace hazards to prevent accidents and injuries.
•	Emergency Preparedness: Robust emergency preparedness plans and procedures to ensure employee safety in the event of an emergency.
•	Ergonomics and Workplace Design: Promoting ergonomic principles and best practices in workplace design to minimize the risk of injuries.

Talent Development Programs

TTEC invests in a range of programs to support employee growth and development, aligning with the evolving needs of the business and our clients. In 2024, TTEC employees completed over 190,000 hours of professional development. Key initiatives include:

•	Sales Learning Center of Excellence: Provides specialized training and resources for our sales teams.
•	AI Unplugged: A global community and knowledge hub focused on artificial intelligence, offerings, thought leadership, a Genius Lab for solution development, and the "Learn AI" series to enhance employee skills.
•	Digital Transformation and AI Certifications: TTEC offers specialized certifications in AI CX Transformation and AI-Savvy leadership. These programs achieved a 95% participation rate for their target audience in 2024.

Internal Mobility and Leadership Development

TTEC encourages internal mobility through its iAspire™ platform, which enables employees to explore career opportunities within the company. This commitment is reflected in our internal hiring and promotion rates:

•	72% of open positions in 2024 were filled internally.
•	82% of TTEC leaders have been promoted from within.

Performance Management and Compensation

TTEC's performance management system emphasizes clear goal setting, continuous feedback, and quarterly reviews to foster individual and company success. Our compensation philosophy is "pay-for-performance," directly linking rewards to employee contributions and long-term stockholder value.

In 2024, TTEC launched TTEC Perform. This AI-powered platform provides employees with data-driven insights and personalized coaching to enhance their performance and development.

TTEC's commitment to our employees is fundamental to our success. By investing in their growth, development, and well-being, we cultivate a high-performing and engaged workforce that drives exceptional customer experiences and creates long-term value for our stakeholders.

ITEM 1A.  RISK FACTORS

This section discusses the most significant factors that could affect our business, results of operations and financial condition. In evaluating our company and our common stock, you should carefully consider the risks and uncertainties discussed in this section and the other information found in this Annual Report on Form 10-K. If any of the risks or uncertainties discussed below actually occur, our business, results of operations, or our financial condition, including our liquidity could be materially adversely affected, and the market price of our stock could decline. The risks described below are not the only risks that our business faces. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition.

We have grouped these risk factors into six categories:

•risks related to our business, our strategy, and our industry;
•risks related to our financial operations;
•risks related to our use of technology and third-party services;
•risks related to legal and regulatory matters that impact our business;
•risks related to our operations outside of the United States; and
•risks related to ownership of our common stock.

Risks Related to Our Business, Our Strategy and Our Industry

If our business strategy is not successful, our business and financial prospects will be affected

Our business strategy is based on delivering our contact center outsourcing expertise with our innovative and disruptive AI-enabled technologies, CX consulting, data analytics, client growth solutions, and CX focused system design and integration. This strategy is enabled through industry specific client relationships, scaled global delivery footprint, CX partner ecosystem, delivery excellence, and strategic M&A. Failure to successfully implement our business strategy and effectively respond to changes in market dynamics may impact our financial results of operations. Our investments in technologies and integrated solution offerings may not lead to increased revenue and profitability. If we are not successful in creating value from these investments, there could be a negative impact on our operating results and financial condition.

Our market is highly competitive, and we may not be able to compete effectively

Our business performance is dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. Our industry is highly competitive, fragmented, and is experiencing changes. We compete with larger multinational and offshore low-cost service providers that offer similar services, often at highly competitive prices and aggressive contract terms; niche solution providers that compete with us in specific geographies, industry segments or service areas; companies that utilize new, disruptive technologies or delivery models; and in-house operations of existing and potential clients. The recent consolidation trend in our industry resulted in new competitors with greater scale and broader geographic footprint. They have access to greater financial resources, may have proprietary technology solutions, may be able to absorb more risk in their client contracts, or offer greater efficiencies that may be attractive to our clients and impact our business. The opportunity for new competitors in our industry may expand as new disruptive technologies emerge and increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could adversely impact our market share and profitability.

Based on our forty years of experience in the industry, we believe that key competitive factors in our markets are the quality of service offerings tailored to clients and their customers’ needs, reliable delivery processes and technology and cybersecurity infrastructure, the ability to attract, train, and retain qualified employees, global delivery capabilities, competitive pricing, willingness and ability to accept risks specific to our service delivery, and our ability to differentiate our service offerings. If we are unable to execute, these fundamental requirements effectively and compete successfully by providing clients with differentiated services at competitive prices, we could lose market share, which would materially adversely affect our business.

If we are not able to adapt our service offerings to changes in technology, including use of AI in our solutions, we may not be able to compete, and our results of operations may be materially impacted

Our growth and profitability depend on our ability to develop and adopt new technology-enabled solutions that expand our existing service offerings and provide cost efficiencies in our operations. As AI-enabled chatbot and automation tools evolve, lower-tier services currently performed by our employees are being replaced by these tools. Unless we are successful in adopting offerings to leverage these tools and in adding new services to profit from these and other AI-enabled tools, they will significantly disrupt our business, reduce operating volumes, and materially impact our financial results.

The emerging AI technologies require us to invest in new expertise, new service offerings, and to implement controls to execute our AI strategy.  These investments may not achieve the desired revenue growth and greater profitability quickly enough to offset the emerging technologies’ impact.  If we are not successful in responding to clients’ expectations on the use of AI technology in our offerings or if our AI-enabled offerings are not competitive with the offerings from other providers, our business, financial condition and results of operations could be materially impacted.

Leveraging AI to improve the internal functions of our business presents further opportunities and risks. Failure to timely deploy AI to improve our operational efficiencies will impact our cost structure and can make us non-competitive, while the use of AI in our business operations carries inherent risks of data privacy and security breaches, inadvertent discrimination and other unintended consequences that could result in financial liability and harm to our reputation.

A large portion of TTEC Engage revenue is generated from approximately 200 clients and the loss of one or more of these clients or a significant reduction in their business volumes with us could adversely affect our business

Our TTEC Engage business relies on strategic, long-term relationships with large, global companies in targeted industries and certain government agencies. As a result, our Engage business derives a substantial portion of its revenue from relatively few clients. Our five and ten largest clients, collectively, represented 32% and 49% of our revenue in 2024, respectively, with one client representing over 10% of our revenue.

While we have multiple engagements with our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2025 and 2027; and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our ongoing sales and marketing activities aim to add new commercial and public sector clients and new opportunities with existing clients, there can be no assurance that such additional work can be secured or that it would yield financial benefits comparable to expiring contracts. The loss of all or part of major clients’ business could have a material adverse effect on our financial condition, and results of operations, if the loss of revenue is not replaced with profitable business from other clients.

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

A large portion of TTEC Digital revenue is generated from technology partners whose continued partnership with us, risk sharing practices, and products’ reliability may adversely impact our business

A large portion of our TTEC Digital revenue is tied to our partnerships with providers of customer management technology solutions. These partners designate us as a preferred system integrator, and implementation and maintenance partner, recommending us to their technology platform customers, and providing us with sales leads for services and technology resale opportunities. Our profitability, therefore, often depends on the health of these partnerships, and the effectiveness and stability of these third-party technology platforms, as well as on how these solutions are perceived by the market.

Clients, who buy these third-party solutions and related services from us, hold the Company responsible for the stability and reliability of these platforms, as well as for any losses or damages arising from system outages and cybersecurity incidents, involving these third-party solutions. Because we do not control the stability or the reliability of these technology solutions, we seek back-to-back indemnifications from the technology partners for losses and damages that may be caused by their technology that we cannot control or mitigate. If our technology partners’ solutions lag in innovation, do not meet customer expectations in functionality, or have stability or reliability issues, or if our back-to-back indemnities with technology partners for exposures that we cannot control or mitigate fail to fully cover our liabilities to our clients, or if these partners do not honor their indemnity obligations our results of operations may be materially impacted.

As TTEC Digital clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be impacted

Some of our TTEC Digital clients are rapidly transitioning their IT functions from on premises platforms that we help them support to public cloud solutions and SaaS services. They rely on us for these transitions, which contribute to the growth of our higher margin consulting services, while at the same time impacting our future revenue from managed IT services, and system hardware and software resales. If we cannot continue to replace our resale and maintenance revenue with other high margin services, our results of operations in the Digital business may be impacted.

Services delivered by employees working remotely represent a large portion of our delivery for some of our clients and this operating model subjects us to certain risks that we cannot always mitigate

Over the last several years, we significantly expanded our remote service delivery, and we anticipate that this trend will continue. Some of the services we provide are subject to stringent regulatory requirements, and our inability to continuously monitor how our employees deliver services, when working remotely, may impact our compliance in certain lines of business. Remote service delivery, in certain lines of our business, may also expose us, our clients, and their customers to a heightened risk of fraud, because early detection of inappropriate behavior is impaired, when employees work outside of our delivery centers.

For example, in 2023, we discovered what we believe to be an isolated wage arbitrage scheme: a few remote employees held multiple jobs, used non-employees to perform their work, and shared wages. Our investigation did not uncover evidence that this unauthorized access to clients’ systems and their customers’ data resulted in harm, as the goal of the scheme appeared to be access to wages and not misuse of data; but notifications to affected clients, their customers, and relevant regulatory agencies resulted in litigation. In response to the incident, we implemented enhanced employee identification and geolocation measures to monitor identity and work location for employees who work remotely. While we believe these mitigation measures are sufficient, there can be no assurance that our detection and prevention measures will always be adequate to eliminate other possible schemes.

Employees who work from home rely on residential communication and internet providers that may not be as resilient as commercial providers and may be more susceptible to service interruptions and cyberattacks, which may also make our information technology systems vulnerable, when interfacing with these residential environments. Although we have invested in controls to mitigate these vulnerabilities, there can be no assurance that these incremental controls are sufficient to prevent them. Over the last several years we have continuously evolved our business continuity and disaster recovery plans and processes to focus beyond traditional delivery centers to include remote delivery, but these plans and processes may not always work effectively in a distributed remote delivery model, where weather impacts, internet access and power grid downtime may be difficult to manage and where system redundancies are not possible.

If we are unable to manage our remote service delivery environment effectively and reliably to address these and other risks unique to remote service delivery, or if we cannot maintain client confidence in our work from home offerings, our reputation and results of operations may be impacted.

Employees who work for us remotely have a different experience with the Company than those who work in our offices and delivery centers, which may impact our Company culture and employee engagement, which could also affect our ability to retain employees critical to our operations and impact our operations and financial results.

If our client service demand, level of effort or capacity forecasts are not accurate, our ability to serve our clients’ profitably could be materially impacted

In our TTEC Engage business, we rely on client demand forecasts to make timely staffing level decisions and investments in our delivery centers and remote work technologies. This forecasting information is critical to our successful execution and profitability maximization. We can provide no assurance that our clients will continue to provide us with reliable demand forecasts; nor that we will continue to be able to maintain desired delivery center capacity utilization and remote delivery mix. If we are unable to dynamically adjust to changes in clients’ demand forecasts, if our facilities and staff utilization rates are below expectations or if unexpected shifts in demand make it difficult to right size our real estate and staffing commitments quickly, our results of operations may be adversely affected.

Pricing of our services in our Digital business is contingent on our ability to accurately forecast the level of effort necessary to deliver our services, which is sometimes dependent on information that can be inaccurate or developments outside of our control. Errors in our level of effort estimations or inefficiencies of our staff could yield lower profit margins or cause projects to become unprofitable, resulting in adverse impacts on our results of operations.

If we cannot recruit and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected

Our business is labor intensive and our ability to recruit, train, and retain employees with the right skills, at the right price point, and in the timeframe required by our client and project schedule commitments is critical to achieving our financial objectives. Demand for qualified personnel with multi-lingual capabilities and fluency in English may exceed supply. Demand for highly skilled technical staff with experience that reflects emerging technologies can also be limited. While we invest in employee retention, our industry is known for high employee turnover, and we are continuously recruiting and training replacement staff.

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

Inflationary wage pressures in many jurisdictions where we hire to support our customer care business may continue to make it difficult for us to meet our contractual commitments on multi-year client contracts that do not have wage escalation provisions or may make such contracts not profitable. Compensation pressure to retain technology savvy talent may impact our cost of delivery and impact margins in our professional services contracts.

Our employees may fail to adhere to our operational controls or may engage in fraud, which could subject us to liability and negatively impact our client relationships and reputation

We depend on our employees to follow strict processes and controls when delivering services to our clients and their customers. Although we believe our controls are effective and our employees are trained in their responsibilities before they have access to our and our clients’ environments and data, when managing an employee population of approximately 52,000 in dozens of countries around the globe, we cannot prevent all misconduct. When our employees disregard or intentionally breach our or our client’s established controls, acting alone or in collusion with others, we are responsible to our clients for the resulting impacts, and could be subject to significant liability, fines, and penalties that could impact our financial performance and our reputation.

Unauthorized access to and/or disclosure of sensitive or confidential information of our clients or their customers, other losses resulting from acts or failure to act by our employees and our failure to quickly detect and deter negligence, fraud, criminal activity or other misconduct could lead to negative publicity and damage to our reputation, loss of our clients’ trust, contractual and regulatory liability, loss of business and market share, impacting results of our operations and financial condition.

Long sales cycles in certain parts of our business can lead to long lead times before we receive revenue

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

Our growth strategy includes further expansion of our offerings to public sector clients. The procurement process for government entities is generally longer than contracting in the private sector, including upfront investment to position for opportunities and respond to requests for proposal. If we are unable to manage our public sector business development effectively and are not successful in winning and renewing that work, despite the investments we make, our public sector work could adversely impact our profitability and results of operations.

Our efforts at cost containment while expanding our offerings in a highly competitive environment could strain our resources and negatively impact our business

We plan to continue growing our business through the growth of clients’ wallet share, increased sales efforts, and new technology offerings, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with growth targets may place a strain on our management systems, infrastructure, and resources, resulting in internal control failures, missed opportunities, and staff attrition. If we fail to manage our growth and cost containment measures effectively, our business, financial condition, and results of operations could be adversely affected.

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

The current outsourcing trend may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business

Our growth depends, in large part, on the willingness of clients to outsource customer care and management services. There can be no assurance that the customer care outsourcing trend will continue and clients may elect to perform these services in-house or rely on emerging technologies for some of the services they currently outsource to us. Reduction in demand for our services and increased competition from other providers, technologies and in-house alternatives could create pricing pressures and excess capacity in the market that would have an adverse effect on our business, financial condition, and results of operations.

Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases

Global economic conditions, geopolitical instability, concerns with cybersecurity and technology innovation may lead to reduction in demand for our services and increased pressure on revenue and profit margins. Our business volumes are impacted by consumer sentiment, and the current inflationary pressures are impacting consumer demand for some of our clients’ products and services, which can have direct impact on the demand for our offerings. The cost increases of our services due to growing labor and cybersecurity costs, social pressures on our clients to utilize their own staff for services, instead of laying off employees, while outsourcing work and evolving technologies that enable effective self-service may cause clients to bring the previously outsourced services in-house or to eliminate some of the previously outsourced service volumes by encouraging customer independence through self-service.

Current geopolitical tensions could continue to escalate, which could have unpredictable consequences on our business. For example, our business could be negatively affected by regional escalation of the Gaza Israeli conflict and other escalations in the Middle East, including Iranian strikes on U.S. targets, may impact our operations in Africa; continuing tensions with China could impact our delivery centers in the Asia-Pacific region, especially in the Philippines; ongoing tensions between India and Pakistan can impact our operations in the Indian provinces near the Pakistani border, and the tariff wars and anti-immigration rhetoric may impact our operations in Canada, Mexico or South Africa. Natural disasters in locations where we have employees and operations, like the Philippines, Mexico, and the east, west and gulf coasts of the United States, can also have significant negative impacts on our ability to deliver services and our reputation for stable service delivery. Finally, widespread outbreaks of infectious diseases, like the COVID-19 pandemic, would impact our global operations, our delivery capabilities and our clients’ demand for services.

We routinely consider strategic mergers, acquisitions and business combination transactions and may enter into such transactions at any time; and such transactions may negatively impact our business and create unanticipated risks

We continuously analyze strategic opportunities that we believe could provide value for our stockholders, and have potential acquisitions, divestitures, and business combinations in various stages of active review. There can be no assurances, however, that we will be able to identify strategic transaction opportunities that complement our strategy and are available at valuation levels accretive to our business, or that our banking partners would consent to such transactions under the terms of our credit facility. Even if we are successful in identifying and executing these transactions, they may subject our business to risks that could impact our results of operation, including:

•	Inability to integrate acquired companies effectively and realize anticipated acquisition benefits;
•	Diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•	Inability to appropriately scale critical resources to support the business of the expanded enterprise;
•	Inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of our operations;
•	Impact of liabilities, compliance failures, or ethical issues of the acquired businesses that were not discovered or were underestimated as part of the acquisition due diligence;
•	Failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate with a single service provider or to stay with the acquirer post-acquisition;
•	Impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;
•	Inadequate or ineffective internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies; and
•	Reduced revenue and income and resultant stock price impact due to divestiture transactions.

While we consider these transactions to improve our business, financial results, and shareholder value over time, there can be no assurance that our goals will be realized.

Risks Related to Our Financial Operations

Our leverage and debt service obligations may adversely affect our business and financial condition

As of December 31, 2024, we had $975.0 million of borrowings outstanding and a maximum borrowing capacity of up to $1.2 billion in the aggregate under our credit facility.

Our indebtedness and financial covenants under our credit facility could have adverse consequences on our business and financial condition, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
•	exposing us to increased interest expense;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions and general corporate expenditures or other purposes;
•	limiting our ability to pay dividends and make other distributions;
•	increasing our vulnerability to adverse economic, industry or competitive developments; and
•	placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

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

We are subject to customary financial and operating restrictions built into our credit agreement

Our credit agreement includes a number of financial and operating restrictions. For example, our credit agreement requires us to meet financial ratios, including leverage ratios and an interest coverage ratio, among others. In 2024, we amended our credit facility to increase the net leverage ratio covenant to up to 5.15 to 1 and the minimum interest coverage ratio to not less than 2.00 to 1, for a period through the quarter ending March 31, 2026 (the covenant adjustment period), with such levels gradually becoming more restrictive during subsequent quarters of the covenant adjustment period and reduced the total lenders’ commitment from $1.5 billion to $1.2 billion. For more information, see “Management’s Discussion and Analysis of financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our continuous management of our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, including our delivery centers’ utilization; investment in our remote work environment; the costs of service delivery; sales and general and administrative costs as a percentage of revenues; offshoring of certain corporate functions; and the use of automation for standard tasks.

For example, in 2024, we instituted several cost reduction measures specifically focused on reducing our overhead costs and certain costs in operations to more closely align them to our changing revenue and profitability metrics. Our ongoing cost management measures must be balanced against the need for investment to support our growth and address technology transformation in our business and increasing cybersecurity threats. The cost management measures are also being impacted by inflationary pressures in the economies where we do business. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we manage our costs at the expense of investments necessary to grow and protect our business, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Inflation and changes in the cost or availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations

We have experienced increases in labor costs due primarily to inflationary pressures but also due to the competition for labor with certain specializations. Inflation is also causing notable increases in some of our other critical operating costs. Many of our long-term contracts do not allow for escalation of fees as our operating costs increase; and those that do allow for escalations do not always provide for rate increases comparable to cost increases that we are experiencing now and are likely to experience in the future. There is no assurance that we will be able to fully offset cost increases through cost management or price increases, especially given the current highly competitive environment in our industry. Our clients are also experiencing economic pressures and when faced with cost increases from us, may take over the delivery of the services we historically performed for them or engage less expensive providers. If we are not able to increase our pricing or otherwise offset our increased costs while maintaining our market share, our operating results and profitability could be adversely affected.

Our results of operations may be adversely impacted by foreign currency exchange rate risk

Many contracts that we service from delivery centers or with remote employees that are based outside of the United States are typically priced, invoiced, and paid in U.S. and Australian dollars, British pounds, or Euros, while the costs incurred to deliver these services are incurred in the functional currencies of the country of operations. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in U.S. dollars, and approximately 15% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

Many of our contracts, although long term, have termination for convenience clauses with short notice periods and no guarantees of minimum revenue levels or profitability, which could have a material adverse effect on our results of operation if clients terminate a contract or materially reduce customer interaction volumes on short notice.

We may not always be able to offset increased costs of delivery with increased contract revenue under long-term contracts. The pricing and other terms of our client contracts, particularly in our long-term service agreements, are based on estimates and assumptions we make at contract inception. These estimates reflect the best information available at the time with respect to the nature of the engagement and our expected costs to provide the contracted services, but these expectations could differ from actual results, especially during inflationary periods and competitive pressures.

Not all our contracts allow for escalation of fees as our cost of operations increases. Moreover, those that do allow for such escalations do not always allow increases at rates comparable to the increases that we experience due to rising minimum wage mandates, related payroll cost increases, increased technology and security costs, and the increasing costs of evolving regulatory requirements. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service, our business, financial conditions, and results of operations could be materially impacted.

We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be subject to penalties, credits, refunds or contract termination, which could adversely affect our revenue and harm our reputation.

Broad indemnification obligations and no or very high limitations of liability required in some of our contracts for losses or damages outside of our control that can be tied indirectly to our services may make some of our contracts unprofitable and may materially impact our results of operations.

The trend of clients seeking to transfer growing risks related to cybersecurity, data privacy and emerging technologies to service providers could significantly impact our operations and profitability

We often provide services in the clients’ and not in our information technology environments, and security and data privacy incidents that clients experience may have many causes and many contributory factors, most of which are unrelated to our activities or involve situations that we cannot control or mitigate. Yet, clients are increasingly seeking for service providers, like us, to accept unlimited liability for incidents that we did not cause but which our errors or omissions may have contributed to, in part. While clients expect the inclusion of emerging technologies, including AI, in our services offerings, they often are not positioned to nor wish to mitigate or assume responsibility for the often uncertain risks associated with such technologies, expecting us to assume that risk. Potential liability and related cost in connection with these risk transfers are often unpredictable, cannot be easily quantified or priced, and cannot always be insured. If we are unable to negotiate reasonable contractual terms with our clients where liabilities for our services are reasonably allocated to events that we can impact, control or mitigate, we may have to decline business opportunities or incur significant liability that would have impact on our results of operations.

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

The Trump administration and many European governments have called for changes to fiscal and tax policies, which may include comprehensive tax reform. Many of these proposed changes to the taxation of our activities, if enacted, could increase our effective tax rate or adversely affect our business, financial condition, or results of operations.

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

We have incurred, and may in the future incur, impairments to goodwill, long-lived assets or strategic investments, which impacts our financial results of operations

As a result of past acquisitions, as of December 31, 2024, we have approximately $571.2 million of goodwill and $164.8 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past, and there can be no assurance that we will not incur impairment charges in the future, which could have material adverse effects on our financial condition or results of operations.

Risks Related to Our Use of Technology and Third-Party Services

A disruption to our information technology systems could adversely affect our business and reputation

Our business relies extensively on cloud and on-premises technology platforms to serve our clients and to conduct our business. These information technology systems are complex and may, from time to time, get damaged or be subject to performance interruptions from power outages, telecommunications failures, cybersecurity failures and malicious attacks, or other catastrophic events. They may also have design defects, configuration or coding errors, and other vulnerabilities that may be difficult to detect or correct, and which may be outside of our control. If the Company’s information technology systems fail to function properly, the Company could incur substantial repair, recovery or replacement costs and experience data loss and significant liability for disruption of clients’ operations, all or any of which could result in material impediments to our ability to conduct business and would damage the market’s perception of the reliability and stability of the Company and our service offerings.

In addition, an information system disruption could result in us failing to meet our contractual performance standards and obligations, which could subject us to liability, penalties, and contract termination. It also may impact our ability to timely report our results of operations impairing our ability to meet our financial disclosure obligations as a public company. Any of these events or a combination of several may adversely affect our reputation and financial results.

Cyberattacks, cyber fraud, and unauthorized data access could harm us or our clients and result in liability, and could adversely affect our business and results of operations

Cyberattacks. Our business involves the use, storage, and transmission of clients’, their customers’, and our employees’ information. We also monitor and support information technology systems for certain clients through cloud-based and on-client-premises managed services model. While we believe we take reasonable security measures to prevent unauthorized access to our information technology systems and to our clients’ systems, and to protect the privacy of personal and proprietary information that we access and store, our security controls over our systems have not prevented in the past and may not prevent in the future improper access to these systems or unauthorized disclosure of this information. Such unauthorized access or disclosure could subject, and in the past has subjected us to significant liability under relevant laws, our contracts, and our licenses to perform certain regulated services; and could harm our reputation, resulting in material impacts to our results of operations, loss of future revenue and business opportunities. These risks may further increase as our business model now relies on a higher percentage of work delivered from home, in addition to our traditional delivery center model. The risks may also increase, as we expand geographically into new locations, where cybersecurity is difficult to assure.

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

As we previously reported, in 2021, we experienced two significant cybersecurity incidents. One involved a global supply chain compromise that impacted thousands of companies worldwide, including a TTEC Digital subsidiary and its managed services clients. Another involved a ransomware attack that temporarily disrupted a portion of the TTEC Engage business. Although neither of these incidents resulted in material impact on our results of operations in 2021, there can be no assurances that future cybersecurity incidents, which are unavoidable, would not have material impact on our results of operations. Following these cybersecurity incidents, we have made and continue to make significant investments to enhance our information technology environment, but we, like many other companies, continue to be attacked by cybercriminals and there can be no assurances that investments made to date and the investments planned to be made in the future would be sufficient to mitigate these ongoing attacks or to prevent material impact from future cybersecurity incidents.

Cybersecurity events may have cascading effects that unfold over time and result in additional costs, including costs associated with investigations, government enforcement actions, regulatory inquiries, fines and penalties, contractual claims, litigation, financial judgement or settlements in excess of insurance, disputes with insurance carriers concerning coverage and the availability of cyber insurance in the future, loss of clients’ trust, future business cancelations and other losses. Any client perceptions that our systems or the information system environments that we support for our clients are not sufficiently secure could result in a material loss of business and revenue and could damage our reputation and competitiveness.

Cyber fraud. As others, we are experiencing an increase in frequency of cyber fraud attempts, including phishing and smishing attempts, and so-called “social engineering” or “deep fake” attacks, which typically seek unauthorized access into the environment, money transfers or unauthorized information disclosure. We train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There are no assurances, however, that these attacks, which are growing in sophistication and frequency, would not deceive our employees, resulting in a material loss and impacts to our operations and corporate functions.

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

Use of AI technology in our offerings could result in liability and harm to our reputation

We are increasingly incorporating AI technologies into our business and stood-up governance and controls for their use that we deem to be reasonable and appropriate. As with many disruptive technologies, however, AI presents risks and unintended consequences that could affect its adoption. Social, ethical and evolving regulatory issues related to the use of AI in our offerings may result in liability, business interruption and reputational harm that could materially impact our results of operations.

Most AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, decision-making bias of AI algorithms, security challenges, protection of privacy for personal identifiable information, content labeling and acceptable use governance continues to evolve. While efforts are being made to deploy AI responsibly with appropriate controls, our ability to do so effectively cannot be guaranteed. If our solutions incorporating AI are flawed, they may cause harm to our clients or their customers and could impact our reputation and results of operations.

Our growing reliance on third parties for data, software, cloud and SaaS services could adversely impact our business

As we continue to transition and consolidate our information technology and data repositories from on premises IT and data centers controlled by us to public cloud and SaaS providers, and as we increase our reliance on third-party software providers, the vulnerability of our business to the reliability of these third parties is increasing. We have taken steps to mitigate our exposure to service disruptions from these third-party providers but there can be no assurance that these service providers can maintain security, confidentiality, availability and integrity of products and services on which we rely. The failures of these third parties to meet their service level commitments to us because of cybersecurity or data breaches, inadequate information technology infrastructure, insufficient updates to software, non-conformance to servicing standards and other reasons for their business operations’ disruption can damage our reputation and cause financial losses to us, impacting our results of operations.

Our agreements with third-party technology and software providers often have limitations of liability that do not fully protect us against liability to our clients nor against costs of business interruption that we may incur due to the technology failures.

Risks Related to Legal and Regulatory Matters that Impact Our Business

Our financial results may be affected by changes in laws and regulations that impact our business and by our failure to comply with such requirements

Our business is subject to extensive, and at times conflicting, regulations by the U.S. federal, state, local, foreign national, and provincial authorities relating to sensitive client and customer data, data privacy, customer communications, and telemarketing practices; licensed healthcare, financial services, collections, insurance, and gaming/gambling support activities; trade restrictions and sanctions, tariffs, import/export controls; taxation; labor regulations, mandatory healthcare and wellness regulations, wages, breaks and severance regulations; health and safety regulations; disclosure obligations; and immigration laws, among other areas.

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

Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably

During the last several years, there has been a significant increase in data protection and privacy regulations and enforcement activity in many jurisdictions where we and our clients do business. These regulations are often complex and at times they impose conflicting requirements among different jurisdictions that we serve. For example, the European Union’s General Data Protection Regulation (GDPR) imposes data protection requirements for controllers and processers of personally identifiable information collected in Europe, while the California Consumer Privacy Protection Act (CCPA), and other similar acts in other U.S. states imposed similar regulations protecting state residents with a different reach. The recently adopted European Union AI Act, the requirements of which are not yet fully tested, may also apply to our services. We are also subject to the terms of our privacy policies and client contractual obligations related to privacy, data protection, and information security. There is an increased focus on automated processing and services delivered with the use of AI and GenAI tools that may lead to increased regulatory oversight and restrictions that could have an impact on our business.

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

Wage and hour and ERISA fiduciary class action lawsuits can expose us to costly litigation and damage our reputation

The customer care business process outsourcing industry in the United States is a target of plaintiffs’ law firms that specialize in wage and hour class action lawsuits against large employers by soliciting potential plaintiffs (current and former employees) with billboard and social media advertising. Similar law firms also target companies that offer health, welfare and deferred income retirement plans (known as 401K plans) subject to ERISA regulations to large employee populations that could result in large classes of potential plaintiffs. These plaintiffs’ law firms seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of these potential plaintiffs, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. The cost of defending these large class action lawsuits has been and will continue to be significant. Because we hire large numbers of employees in the United States and our industry has large turnover, the potential size of plaintiffs’ classes in these wage and hour and ERISA lawsuits can be considerable, creating potential material risks to the cost of our operations. As we continue to hire more employees in the United States, and grow our operations in California, where the number of wage and hour and ERISA class action lawsuits is larger than in many other states combined and where verdicts in these lawsuits are very large, our results of operations may be materially impacted by these lawsuits.

The growing use of AI in our offerings and evolving uncertainty of regulatory environments impacting such offerings may affect our costs of doing business and reputation

Regulations on the use of AI technologies are rapidly evolving across jurisdictions where we do business. The uncertainty and inconsistencies of these evolving regulatory environments may increase costs, and our liability related to our use of AI and the use of AI by our clients. While we have taken a responsible approach to how AI is included in our offerings and in our business, there can be no assurances that future AI regulations would not adversely impact us or conflict with our approach to AI, including affecting our ability to offer AI in our service offerings without costly investments in modifications to our offerings and additional compliance requirements, impacting our results of operations or our reputation.

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

Our inability to timely secure or maintain licensing required to perform certain of our regulated services may significantly impact our results of operations

Some of the services we provide for our healthcare, financial services, gaming, and other highly regulated clients require for some of our legal entities, directors and officers of these entities, and employees who perform the services to be licensed by authorities that oversee these regulated activities. These licensing requirements vary among jurisdictions where we provide services; and the ongoing compliance requirements to maintain and renew these licenses also change often. Our ability to maintain these licenses and to comply with various evolving regulations that underpin the licensing requirements depends on many factors, not all of which we control; and the cost of this compliance can be significant. Failure to comply with all regulations in one jurisdiction may impact our licensing status with regulators in other jurisdictions. Our ability to secure and maintain these licenses and to do so timely cannot always be assured and depends on many factors, some of which we cannot control. If we are unable to maintain these licenses, if we fail to comply with ever evolving regulations in all the jurisdictions where we deliver regulated services, or if we are unable to meet the regulatory requirements, we may lose significant business opportunities or breach ongoing contractual obligations, which could have material adverse impact on our results of operations.

Risks Related to Our Operations Outside of the United States

We face special risks associated with international operations

An important component of our business strategy is our global delivery model and our continuous international expansion. In 2024, we derived approximately 34% of our revenue from operations outside of the United States. We deliver services to clients from 22 countries on six continents. Conducting business outside of the United States and in many global locations at the same time is subject to a variety of risks, including:

•	inconsistent regulations, licensing requirements, prescriptive labor rules, corrupt business practices, restrictive export control and immigration laws, which may result in inadvertent violation of laws that we may not be able to immediately detect or correct; and which may increase our cost of operations as we endeavor to comply with laws that differ from one country to another;
•	uncertainty of tax regulations in countries where we do business may affect our costs of operation;

•	longer payment cycles could impact our cash flows and results of operations;
•	political and economic instability, and unexpected changes in regulatory regimes could adversely affect our ability to deliver services and our ability to repatriate cash;
•	unanticipated changes in global alliances due to evolving international trade agendas of elected leaders in the U.S. and elsewhere, among other factors, may impact our operations and financial results if we are unable to operate in locations where we deliver services under existing contracts;
•	currency exchange rate fluctuations and restrictions on currency movement or negative tax consequences triggered by such movement could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars; and if we are forced to maintain assets in currencies other than those that we use for payment of our operating expenses;
•	infrastructure challenges and lack of sophisticated disaster and pandemic preparedness in some countries where we do business may impact our service delivery; and
•	armed conflicts, terrorist attacks or civil unrest in some of the regions where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

While we monitor and endeavor to mitigate in a timely manner the relevant regulatory, geopolitical, and other risks related to our operations outside of the United States, we cannot assess with certainty what impact such risks are likely to have over time on our business, and we can provide no assurance that we will always be able to adapt to these changes quickly enough or mitigate these risks successfully and avoid adverse impact on our business and results of operations.

Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks

Our business model is dependent on our ability to locate a significant portion of our delivery and overhead functions in low-cost jurisdictions around the globe. Our dependence on our delivery centers and corporate support functions in areas subject to frequent severe weather, natural disasters, health and security threats, and arbitrary government actions represents a particular risk. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utilities outages, telecommunication and transportation disruptions, labor or political unrest, and restriction on repatriation of funds at some of the locations where we do business may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not always be effective, particularly if catastrophic events occur; and business interruption insurance that we procure to address some of these risks may not always be available or may not be affordable.

For these and other reasons, our geographic concentration in locations outside of the United States, especially in the Philippines, India, Mexico, Bulgaria, and South Africa, could result in a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Common Stock

The non-binding proposal from our founder, Chairman, and Chief Executive Officer to take the Company private and our Board’s evaluation of the proposal may result in a material impact on the Company and the value of its stock.

As disclosed under “Part I, Item 1. Business - Recent Developments” in September 2024, our Board of Directors received an unsolicited non-binding proposal from our founder, Chairman, and Chief Executive Officer to take the Company private (a “Take Private Transaction,”) and established Special Committee to evaluate the proposal.

There can be no assurance that a Take Private Transaction will occur. The original take private proposal was non-binding and conditioned on securing financing, the approval of the Board of Directors, and a favorable vote by the majority of the shareholders not affiliated with Mr. Tuchman. There can be no assurance that Mr. Tuchman will update his original proposal with binding terms that would, after evaluation and negotiations, be supported by the Special Committee. There also can be no assurance that our Board of Directors would recommend the proposal to TTEC shareholders, nor is there any assurance that the majority of TTEC shareholders not affiliated with Mr. Tuchman would vote in favor of the Take Private Transaction if recommended by the Board. The viability of a possible Take Private Transaction is also dependent on factors that may be beyond our control, including, among others, market conditions, industry trends, regulatory developments, and litigation.

The uncertainty surrounding a possible Take Private Transaction could adversely impact our business and cause our stock price to fluctuate significantly. Speculation regarding any developments or lack of progress related to a Take Private Transaction and perceived uncertainties related to our future has impacted and could continue to impact our ability to retain, attract, or strengthen our relationships with key personnel and other employees, and could impact our ability to retain, attract or strengthen our relationships with current and potential customers, suppliers and partners, which may cause them to terminate, or not renew or enter into, arrangements with us. The work required to support the exploration of a possible Take Private Transaction has diverted and is likely to continue to divert management’s time and attention, which may impact the day-to-day business of the Company and its results of operations.

The uncertainty may also impact our stock price. The market price of our common stock may reflect various assumptions by our stockholders and potential stockholders as to whether or not the Take Private Transaction on the terms as proposed by Mr. Tuchman, or otherwise, will occur. The market price of our common stock has experienced and may continue to experience volatility as a result of changing assumptions and uncertainties, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions.

The expenses related to a possible Take Private Transaction are likely to be significant. We have incurred and will continue to incur significant costs in connection with the consideration of the possible Take Private Transaction. The fees related to the consideration of a Take Private Transaction could impact our results of operation, diverting our limited discretionary funds from investments or debt reduction efforts. The commencement of litigation regarding a possible Take Private Transaction or the termination of Mr. Tuchman’s proposal could lead to further costs and other adverse effects on our business, financial condition and results of operations, as well as our stock price.

To the extent the exploration of a possible Take Private Transaction adversely affects our business, financial condition and results of operations, or the market price of our common stock, it may also have the effect of heightening many of the other risks described elsewhere in “Risk Factors”.

The price and trading volumes of our common stock may fluctuate significantly due to many factors, some of which we cannot control

Our common stock trades on Nasdaq under the symbol “TTEC.” In recent years, the market value of our stock has declined significantly due to many unrelated factors. Our results of operations directly impact the value of our stock, but many developments affecting the CX solutions industry in general, and not directly related to us or controlled by us, may also have a material impact on our stock value. For example, our stock value may be impacted by:

•	the performance of others who offer similar services and how their performance is perceived by investors and analysts in comparison to our performance;
•	changes in market valuations of similar companies;
•	investors’ perception about our industry in general, and about our business and our management team;
•	general economic, industry and market conditions;
•	acquisitions or consolidation in our industry;
•	our capital structure, including the amount of our indebtedness and cost of serving that debt, as they compare to others in our industry;
•	changes in key personnel;
•	the depth and liquidity of the market for our common stock;
•	fluctuations in currency exchange rates;
•	our dividend policy as it compares to the dividend policies of other similar companies;
•	the passage of adverse legislation or other regulatory developments in countries where we do business;
•	the stock market fluctuations due to geopolitical events, energy prices or terrorist activities; and
•	the impact of the factors referred to elsewhere in “Risk Factors.”

Our stock value may also be impacted by financial projections that we provide to the public and whether these projections align with the expectations of our current investors, potential investors, and financial analysts who follow and comment on our stock. Any changes in our projections of our results of operations or our failure to meet or exceed these projections and the investors’ and analysts’ expectations about our results of operations could result in a material impact on our stock value.

While many of these factors impact the stock value of all companies in and outside of our industry, we may be more significantly impacted because of the relatively small trading volume of our shares.

There can be no assurance that we will resume paying dividends or repurchasing our shares or the cadence or levels of these activities

As part of the Company’s broader strategy to prioritize debt reduction, in November 2024, our Board of Directors suspended the Company’s semi-annual cash dividend, which had been previously declared regularly since 2015. The Board of Directors currently does not intend to reconsider that decision until after the Special Committee completes its consideration of a possible Take Private Transaction.

From time to time, in the past, the Company also repurchased its shares, as an alternative method of providing returns to our stockholders. TTEC Board’s decisions regarding the payment of dividends or share repurchases are made in the best interest of all stockholders in compliance with relevant laws, and depend on many factors, including the Company’s financial condition and earnings from operations; capital requirements for operation and technology investments and acquisitions; debt service obligations; market price of the shares; industry practice; legal and regulatory requirements; changes in U.S. federal, state, and international tax or corporate laws; covenant restrictions in the Company’s credit facility; changes to our business model, and other factors that the Board may deem relevant.

Our dividend policy and share repurchase practices may change from time to time, and there are no assurances that the Company will restart the dividends or repurchase shares. The decision to suspend our dividend payments could have a negative impact on the price of our common stock.

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

Our Chairman and Chief Executive Officer controls a majority of our stock and has control over matters requiring action by our stockholders; and his interest may conflict with the interests of our other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 58% of our common stock. As a result, Mr. Tuchman could and does exercise significant influence and control over our business practices and strategy. He can elect all of the members of our board of directors, effect stockholder actions by written consent in lieu of stockholder meetings, and determine the outcome of almost any matter submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the occurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy.  The Company recognizes the critical importance of maintaining the trust and confidence of our clients, business partners, and employees, and has developed an information security program to address material risks from cybersecurity threats. We have implemented a cross-functional approach to preserving the overall integrity of the information that the Company collects and stores by identifying, preventing where possible, and mitigating cybersecurity threats, and responding to security incidents when they occur. We also maintain controls and procedures that enable prompt escalation of certain cybersecurity incidents so decisions about public disclosure and reporting of such incidents can be timely made.

The Company relies on a comprehensive Enterprise Risk Management (“ERM”) program, which includes cybersecurity as an important component. Our cybersecurity program is focused on the following key areas:

Risk Assessment and Remedial Measures. The Company engages in periodic cybersecurity and technology resilience risk assessments based on methodology and guidance from a recognized national standards organization; and utilizes periodic risk-based analysis for adopting, maintaining and adjusting security controls to address such risks.

The following factors, among others, are considered by the Company in assessing its cybersecurity risks, mitigation, and remediation strategies: the likelihood and severity of risk; impact on the Company and others, if a risk materializes; feasibility and cost of controls; and impact of controls on operations and on others. The specific controls used by the Company vary based on the specific systems, but usually include firewalls, intrusion prevention and detection systems, anti-malware technical safeguards and access controls, endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring using security information and event management (SIEM), multi-factor authentication (MFA), vulnerability and patch management, third-party dark web monitoring and threat-intelligence services.

The Company periodically tests its cybersecurity policies, standards, processes, and practices. The testing conducted by our in-house security teams includes audits, assessments, tabletop exercises, threat modeling, penetration testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company also regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. Individual controls are evaluated and periodically improved through vulnerability assessments and cybersecurity threat intelligence. The Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

The Company’s Chief Security Officer (“CSO”) works collaboratively across the Company with other members of TTEC’s leadership team to implement cybersecurity programs designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and respond to cybersecurity incidents.

Third-Party Risks. The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Business Continuity and Incident Response. The Company has established and maintains comprehensive business continuity, disaster recovery, and incident response plans that address the Company’s response to cybersecurity incidents, among other events that require resilient response. We conduct periodic tabletop exercises and other testing of these plans to enhance incident response preparedness for potential disruption to technology we rely on in our business.

Education and Awareness. The Company requires employees to complete periodic mandatory training on cybersecurity threats to equip the Company’s personnel with tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

Although the Company has confidence in the security measures and processes it deploys to protect its environment from cybersecurity threats, neither the Company nor the third parties it relies on may be able to fully, continuously, and effectively implement security controls as intended. As stated above, we utilize a risk-based approach and judgment to determine which security controls to implement, and it is possible we may not implement appropriate controls if we fail to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, but not fully eliminate, risks. The full impact of security events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Governance.  The Company’s Board of Directors (the “Board”), in coordination with its Audit Committee, oversees the Company’s overall ERM process, and has delegated the management of risks arising from cybersecurity threats to the Security & Technology Committee, which regularly interacts with the Company’s CSO (who maintains chief information security officer (“CISO”) responsibilities at TTEC among other responsibilities), Chief Information Officer (“CIO”), the Chief Privacy Officer, Chief Legal & Risk Officer, and other members of management. The Security & Technology Committee of the Board receives regular reports on the Company’s cybersecurity risks, vulnerability assessments, third-party and independent reviews, and the steps the Company is taking to address the security risks, among other relevant information, and shares information with the full Board as appropriate. The Board also has access to and periodically meets with the Company’s CSO, CIO, and Chief Legal & Risk Officer about the approaches and progress that the Company is making on its cybersecurity risk management priorities.

The Board and the Security & Technology Committee also receive prompt information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incidents until they have been addressed.

Our CSO holds an undergraduate degree in Computer Science and has served in various information technology and information security roles, including serving as the CSO for two public companies as well as various leadership roles in two medium sized private companies over the last 30 years.

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

On November 5, 2024, TTEC, through its wholly owned subsidiary, TTEC Services Corporation, entered into a definitive agreement to sell and subsequently closed the sale of our headquarters building in Englewood, Colorado to Catholic Health Initiatives Colorado, a not-for-profit organization. On February 27, 2025, the Company announced that it is moving its principal place of business to Austin, Texas, and that given its decentralized operations and management, it is moving away from a traditional headquarter style of operations.

As of December 31, 2024, we operated 58 customer engagement centers that are classified as follows:

●	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
●	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
●	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2024, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	—	2	2
Brazil	1	—	—	1
Bulgaria	2	—	—	2
Canada	1	—	—	1
Colombia	1	—	1	2
Germany	—	—	1	1
Greece	1	—	—	1
Honduras	1	—	—	1
India	2	—	—	2
Malaysia	1	—	—	1
Mexico	2	—	—	2
Philippines	13	—	—	13
Poland	1	1	—	2
Rwanda	1	—	—	1
South Africa	1	1	1	3
Thailand	—	—	1	1
United Kingdom	1	—	3	4
United States of America	6	10	2	18
Total	35	12	11	58

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

As of December 31, 2024, we had 209 holders of record of our common stock and during 2024 we declared and paid a $0.06 per share dividend on our common stock. During 2023 we declared and paid two $0.52 per share dividends on our common stock.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.06 per common share and $0.52 per common share through April 2024. On November 4, 2024, the Board of Directors suspended the Company's semi-annual cash dividend as part of its ongoing shift to prioritize debt reduction associated with strategic acquisitions and other investments in the business. The Board of Directors currently does not intend to reconsider that decision until after the Special Committee completes its consideration of a possible Take Private Transaction. In addition, our credit facility restricts our ability to pay dividends in the event we are in default or do not satisfy certain covenants.

Stock Repurchase Program

In 2001 the Company launched a stock repurchase program under the terms of which it returned capital to stockholders by purchasing the Company stock in public market, as authorized by its Board of Directors from time to time. The Board has not authorized stock repurchases since 2017 and has no current plans to authorize additional repurchases in 2025.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2019 and ending on December 31, 2024. We have chosen the Peer Group comprised of Accenture Plc (NASDAQ:ACN), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Concentrix (NASDAQ:CNXC), Globant S.A. (NYSE:GLOB), Teleperformance (NYSE Euronext:RCF) and Telus International (NYSE:TIXT). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and our two segments (Digital and Engage).

The graph assumes that $100 was invested on December 31, 2019 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $1.02 during 2022, $1.04 during 2023 and $0.06 during 2024. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And Peer Groups

	December 31,
	2019	2020	2021	2022	2023	2024
TTEC Holdings, Inc.	$100	$198	$248	$123	$63	$14
NASDAQ Composite	$100	$145	$177	$119	$173	$224
Russell 2000	$100	$120	$138	$110	$128	$143
Peer Group	$100	$129	$194	$125	$158	$157

ITEM 6.  <RESERVED>

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global CX outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2024, TTEC served over 715 clients across targeted industry verticals, including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments.

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and small and medium sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, fraud mitigation and back-office solutions. The segment’s technology-enabled delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiator, including integrated CX technology and service solution, go-to-market strategies, and innovative offerings.

During 2024, TTEC Digital and TTEC Engage delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with contributions from approximately 52,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2024 was $2,208 billion, of which approximately $459 million, or 21%, was generated from our TTEC Digital segment and $1,749 billion, or 79%, was generated from our TTEC Engage segment.

To advance our competitive position in a rapidly changing market and to provide our clients with modernized CX technology and service solutions, we continue to invest in innovation and service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core customer care services with technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

We also invest to broaden our CX product and service capabilities, increase our global client base and industry expertise, expand our geographic footprint to the needs of our global clientele, and further scale our integrated solutions within and between our TTEC Digital and TTEC Engage segments.

Cybersecurity Incident

In 2021, TTEC experienced two significant cybersecurity incidents. One involved a global supply chain compromise that impacted thousands of companies worldwide, including a TTEC Digital subsidiary and its managed services clients. Another involved a ransomware attack that temporarily disrupted the TTEC Engage business.

The temporary operational disruptions that occurred due to these incidents did not have a long-term impact on our results of operations. During 2022, 2023 and 2024, TTEC has made significant investments to enhance our information technology environment, our operational governance of our information technology system, and our data governance practices. See Part I, Item 1C Cybersecurity.

Capital and Financing Availability

Our balance sheet, cash flow from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions, incremental investments, and capital distributions.

We aim to return capital to our shareholders through our dividend program. Given our cash flow generation and balance sheet strength, we believe cash dividends, in balance with our investments in product and service innovations, organic growth, and strategic acquisitions, align shareholder interests with the needs of the Company. After consideration of TTEC’s performance, cash flow from operations, capital needs and the overall liquidity of the Company, the Company’s Board of Directors adopted a dividend policy in 2015, with the intent to distribute a periodic cash dividend to stockholders of our common stock. Beginning in 2015, the Company paid a semi-annual dividend in October and April of each year in gradually increasing amounts from $0.18 per common share in 2015 to $0.52 per common share in October 2023. On February 27, 2024 the Board declared a dividend of $0.06 per share which was paid on April 30, 2024. On November 4, 2024, the Board of Directors suspended the Company's semi-annual cash dividend as part of its ongoing shift to prioritize debt reduction associated with strategic acquisitions and other investments in the business. The Board of Directors currently does not intend to reconsider that decision until after the Special Committee completes its consideration of a possible Take Private Transaction.

Additional information with respect to our segments and geographic footprint is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our 2024 Financial Results

In 2024, our revenue decreased 10.4% over 2023 to $2,208 million, including a decrease of 0.1%, or $2.6 million due to foreign currency fluctuations. The decrease in revenue was comprised of a $27.9 million, or 5.7%, decrease for TTEC Digital and a $227.4 million, or 11.5%, decrease for TTEC Engage.

Our 2024 income/(loss) from operations decreased $291.5 million to ($173.5) million, or (7.9)% of revenue, from $118.0 million which was 4.8% of revenue for 2023. The change in operating income is attributable to an impairment of goodwill and a number of different factors across the segments. The TTEC Digital segment’s operating income declined 20.6%, or $6.2 million over last year primarily attributable to the lower revenue, revenue mix and investment in talent to support the diversifications of our offerings. The TTEC Engage operating income decreased 323.7%, $285.4 million, compared to the prior year primarily related to impairment of goodwill, higher restructuring charges and lower revenue.

Income from operations in 2024 and 2023 included a total of $254.2 million and $19.8 million of restructuring and asset impairments, respectively.

Our offshore customer experience centers spanning 15 countries serve clients based in the U.S. and in other countries with 24,000 workstations representing 80% of our global delivery capabilities. Revenue for TTEC Engage provided in these offshore locations represented 34% of our 2024 revenue, as compared to 31% of our 2023 revenue.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of December 31, 2024, the total production workstations for TTEC Engage was 30,075 and the overall capacity utilization in our centers was 70% versus 76% in the prior year period. The decline was primarily driven by decreased seat reservations in the Philippines and U.S., partially offset by footprint reductions in the U.S.

We continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recent Developments

As previously disclosed in the Company’s press release of September 30, 2024, the Company’s Board of Directors has established a special committee consisting of independent directors (the “Special Committee”) to evaluate the unsolicited, preliminary, non-binding proposal from TTEC founder, Chairman and Chief Executive Officer, Kenneth Tuchman, to take the Company private at a proposed purchase price of $6.85 per share to the Company’s other shareholders. Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock. As set forth in Amendment No. 3 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on September 30, 2024, the proposal is conditioned on, among other things, the receipt of financing for the transaction, the negotiation and execution of a divine agreement, approval and recommendation of the proposal by the Special Committee, and approval by holders of a majority of the shares of the Company’s common stock not owned by Mr. Tuchman, his affiliates, and the Company’s executive management. The Special Committee with its own advisors is evaluating the proposal and will determine the appropriate course of action and process.

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

During 2024, we completed a Step 1 goodwill analysis and determined that for all three reporting units the estimated fair value exceeds the carrying value. The calculation of fair value is based on estimates including revenue projections, EBITDA margin projections, estimated tax rates, estimated capital expenditures, estimated working capital, guideline public company revenue and EBITDA multiples, guideline transaction revenue multiples, market participation acquisition premiums and discount rates.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to December 31, 2023

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2024 and 2023 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$459,018	$486,882	$(27,864)	(5.7)%
Operating Income	23,691	29,846	(6,155)	(20.6)%
Operating Margin	5.2%	6.1%

The decrease in revenue for the TTEC Digital segment was driven by lower one-time on-premise related revenue and professional services revenue. It was partially offset by an increase of 9.1% in recurring revenue.

The operating income reduction is primarily attributable to the lower revenue, revenue mix and talent to support the diversifications of our offerings. The operating income as a percentage of revenue decreased to 5.2% in 2024 as compared to 6.1% in 2023. Included in the operating income was amortization related to acquired intangibles of $16.6 million and $17.4 million for the years ended December 31, 2024 and 2023, respectively.

TTEC Engage

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$1,748,569	$1,975,935	$(227,366)	(11.5)%
Operating Income	(197,211)	88,175	(285,386)	(323.7)%
Operating Margin	(11.3)%	4.5%

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

The operating income decrease is primarily attributable to a goodwill impairment charge, decreased revenue, incremental growth-oriented investments (ex: geographic expansion), ramp costs for new programs, training costs related to existing programs and restructuring charges. As a result, the operating income as a percentage of revenue decreased to (11.3)% in 2024 as compared to 4.5% in the prior period. Included in the operating income was amortization expense related to acquired intangibles of $16.4 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively.

Interest Income (Expense)

Interest income decreased to $2.7 million in 2024 from $5.2 million in 2023. Interest expense increased to $84.3 million during 2024 from $78.3 million during 2023, primarily due to higher interest rates.

Other Income (Expense), Net

For the year ended December 31, 2024 Other income (expense), net increased to a net income of $18.6 million from a net expense of $4.1 million during the prior year.

Included in the year ended December 31, 2024 was a net $15.5 million gain related to the sale of our real estate asset in Englewood, CO.

Included in the year ended December 31, 2023 was a net $7.5 million expense related to the fair value of contingent consideration accruals and receivables for one acquisition partially offset by a gain of $4.5 million due to insurance recovery related to property damages.

Income Taxes

The reported effective tax rate for 2024 was (31.3)% as compared to 55.2% for 2023. The effective tax rate for 2024 was impacted by earnings in international jurisdictions currently under an income tax holiday, $0.6 million of expense related to changes in tax contingent liabilities, $82.5 million of expense related to changes in valuation allowances and related deferred tax liabilities, $0.4 million of expense related to acquisitions, a $38.2 million benefit related to restructuring and impairment charges, $5.1 million of expense related to the amortization of purchased intangibles, and $0.4 million of other tax expense. Without these items our effective tax rate for the year ended December 31, 2024 would have been 40.9%.

For the year ended December 31, 2023, our effective tax rate was 55.2%. The effective tax rate for 2023 was impacted by earnings in international jurisdictions currently under an income tax holiday, $1.8 million of expense related to changes in tax contingent liabilities, $11.6 million of expense related to changes in valuation allowances and related deferred tax liabilities, a $1.9 million benefit related to acquisitions, a $5.1 million benefit related to restructuring charges, a $4.2 million benefit related to equity-based compensation, a $9.3 million benefit related to the amortization of purchased intangibles, and $0.7 million of other tax benefits. Without these items our effective tax rate for the year ended December 31, 2023 would have been 22.7%.

Year Ended December 31, 2023 compared to December 31, 2022

For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024 and is incorporated herein by reference.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility (as defined below). During the year ended December 31, 2024, we generated negative operating cash flows of ($58.8) million. The termination of the accounts receivable factoring agreement negatively impacted our cash flows by $(101.2) million for the year ended December 31, 2024. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, however, our operations and financial condition could be adversely impacted.

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

We primarily utilize our Credit Facility to fund working capital, general operations, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period and returning to a leverage ratio of 3.50 to 1.00 as of the end of the first quarter of 2026. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed to certain other changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount. The term of the Credit Facility remains unchanged through November 23, 2026. As of December 31, 2024 and 2023, we had borrowings of $975.0 million and $995.0 million, respectively, under our Credit Facility, and our average daily utilization was $1,050.3 million and $1,072.4 million for the years ended December 31, 2024 and 2023, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $225 million as of December 31, 2024. As of December 31, 2024, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2024 and 2023.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $85.0 million and $172.7 million as of December 31, 2024 and 2023, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions, and to pay dividends.

Cash Flows from Operating Activities

For the years 2024 and 2023 we reported net cash flows (used in)/provided by operating activities of ($58.8) million and $144.8 million, respectively. The decrease of $203.6 million from 2023 to 2024 was due to a $146.8 million decrease in net working capital primarily due to the termination of the accounts receivable factoring agreement and a $56.8 million decrease in net cash income from operations.

Cash Flows from Investing Activities

For the years 2024 and 2023, we reported net cash flows (used in)/provided by investing activities of $0.5 million and ($67.6) million, respectively. The net decrease in cash used in investing activities from 2023 to 2024 was due to the $45.5 million sale of a real estate asset and a $22.7 million decrease in capital expenditures.

Cash Flows from Financing Activities

For the years 2024 and 2023, we reported net cash flows (used in)/provided by financing activities of ($38.3) million and ($68.2) million, respectively. The change in net cash flows from 2023 to 2024 was primarily due to a $46.4 million reduction in dividends paid and $37.7 million reduction related to payments of contingent consideration offset by a $55.0 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was ($104.0) million and $76.9 million for the years 2024 and 2023, respectively. The decrease from 2023 to 2024 was primarily due to a decrease in working capital due to the termination of the accounts receivable factoring agreement and a decrease in net cash income offset by lower capital expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(58,818)	$144,765
Less: Purchases of property, plant and equipment	45,173	67,839
Free cash flow	$(103,991)	$76,926

Obligations and Future Capital Requirements

At December 31, 2024, our future contractual obligations were related primarily to debt, leases and income taxes. See the following footnotes in Part II. Item 8. Financial Statements and Supplementary Data:  Note 10 Income Taxes, Note 12 Indebtedness, Note 13 Commitments and Contingencies and Note 15 Leases for a discussion of the obligation and timing of required payments.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 6% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2025 to be between 2.2% and 2.4% of revenue. Approximately 51% of these expected capital expenditures are to support growth in our business and 49% relate to the maintenance of existing assets. The anticipated level of 2025 expenditures are primarily driven by facilities refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Debt Instruments and Related Covenants

On April 3, 2023, we entered into a Seventh Amendment to the Credit Agreement which replaced the use of LIBOR with SOFR as of the date of the amendment and therefore, affects the interest rates paid on a portion of the outstanding principal amount of the Credit Facility starting in the second quarter of 2023.

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

On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period and returning to a leverage ratio of 3.50 to 1.00 as of the end of the first quarter of 2026. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed to certain other changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount. The term of the Credit Facility will remain unchanged through November 23, 2026.

The maximum commitment under the Credit Facility is $1.2 billion in the aggregate, if certain conditions are satisfied. The Credit Facility commitment fees are payable to the lenders in an amount equal to the unused portion of the Credit Facility multiplied by a rate per annum as determined by reference to the Company’s net leverage ratio. The Credit Agreement contains customary affirmative, negative, and financial covenants. The Credit Agreement also permits the utilization of up to $100 million in letters of credit to be used in the business.

The Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. As of the date of this Annual Report on Form 10-K, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and its capital expenditures and to continue to comply with the amended debt covenants for the next 12 months. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, or raise additional capital.

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

Indebtedness under the Credit Agreement is guaranteed by most domestic and foreign subsidiaries and is secured by security interests (subject to permitted liens) in intellectual property, U.S. accounts receivable and cash of our Company and certain of its subsidiaries. The indebtedness may also be secured by certain assets of our Company and its subsidiaries, if borrowings by foreign subsidiaries exceed 7.5% of our Company’s consolidated total assets and the total net leverage ratio is greater than 3.25 to 1.00. We also pledged 65% of the voting stock and all of the non-voting stock, if any, of certain of our material foreign subsidiaries.

As of December 31, 2024 and 2023, we had borrowings of $975.0 million and $995.0 million, respectively, under the Credit Facility. During 2024, 2023 and 2022, borrowings accrued interest at an average rate of approximately 7.5%, 6.7%, and 3.1% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2024, 2023 and 2022 were $1,050.3 million, $1,072.4 million and $1,037.4 million, respectively. As of December 31, 2024, and 2023, based on the current level of availability based on the covenant calculations, the remaining borrowing capacity was approximately $225 million and $90 million, respectively.

Client Concentration

During 2024, only one of our clients represented more than 10% of our total annual revenue. Our five largest clients accounted for 32% and 36% of our annual revenue for each of the two years ended December 31, 2024 and 2023, respectively. We have long-term relationships with our top five Engage clients, ranging from 5 to 25 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. For instance, in early 2024, one of our top five clients notified us that it is exiting one of the lines of business that we support. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Cybersecurity Investments

We have made and continue to make significant financial investments in technologies and processes to mitigate cybersecurity threats. We have a number of complex information systems used for a variety of functions ranging from services we deliver to our clients and their customers to support for our operations. The effective operation of our business depends on the proper functioning of these information systems. Like any information system, our systems are susceptible to cybersecurity incident. Any cybersecurity incident could impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or result in our data, our employees’ data and our clients’ data that we retain for the provision of our services being compromised, which could have a significant impact on our reputation, results of operations, and financial condition. Our information systems are protected through physical and technological safeguards as well as backup systems and protocols considered appropriate by management. We also provide role-based employee cybersecurity risk awareness training about phishing, malware, social engineering, data protection, and other cybersecurity risks. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, distributed denial of service attacks, malware attacks, computer viruses, cyber fraud, and other events intended to disrupt information systems, unauthorized access to confidential information, or other types of malicious events that may result in harm to our business. Our investment in cybersecurity is not expected to decrease in the foreseeable future, and despite our on-going efforts to improve our cybersecurity, there can be no assurance that a sophisticated cybersecurity incident could timely be detected or thwarted. For additional information about our cybersecurity risk management and governance see, Part I, Item 1C. Cybersecurity.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of December 31, 2024, we had $975.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2024 and 2023, interest accrued at a rate of approximately 7.5% and 6.7% per annum, respectively. If the Prime Rate or SOFR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in Bulgaria, Colombia, Egypt, Honduras, India, Mexico, the Philippines, Poland and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2024, 2023 and 2022, revenue associated with this foreign exchange risk was 20%, 19% and 20% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2024	2023	2022
Australian Dollar vs. U.S. Dollar	(9.9)%	—%	(6.5)%
Bulgarian Lev vs U.S. Dollar	(6.3)%	3.0%	(5.9)%
Canadian Dollar vs. U.S. Dollar	(8.5)%	2.2%	(6.6)%
Colombian Peso vs U.S. Dollar(1)	(13.8)%	20.0%	—%
Egyptian Pound vs U.S. Dollar	(64.4)%	(25.0)%	(57.7)%
Euro vs. U.S. Dollar	(6.3)%	3.0%	(5.9)%
Honduran Lempira vs U.S. Dollar(1)	(2.8)%	—%	—%
Indian Rupee vs. U.S. Dollar	(3.1)%	(0.5)%	(11.3)%
Mexican Peso vs. U.S. Dollar	(22.3)%	12.9%	4.8%
Philippine Peso vs. U.S. Dollar	(5.1)%	1.0%	(9.2)%
Philippine Peso vs. Australian Dollar	4.3%	1.0%	(2.5)%
Polish Zloty vs U.S. Dollar	(4.6)%	9.9%	(7.9)%
South African Rand vs U.S. Dollar	(2.9)%	(7.6)%	(6.7)%

(1) No material business activity in 2022 in Colombian Peso, nor 2022 and 2023 in the Honduran Lempira.

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

Our cash flow hedging instruments as of December 31, 2024 and 2023 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2024 and December 31, 2023.

The fair value of our cash flow hedges at December 31, 2024 was a net asset (in thousands):

		Maturing in the
	December 31, 2024	Next 12 Months
Philippine Peso	$(1,948)	$(1,112)
Mexican Peso	(1,419)	(784)
	$(3,367)	$(1,896)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges decreased by $11.9 million from December 31, 2023 to December 31, 2024. The decrease in fair value from December 31, 2023 primarily reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippines Peso.

We recorded net gains/(losses) of $2.6 million, $4.0 million, and $(2.9) million for settled cash flow hedge contracts for the years ended December 31, 2024, 2023, and 2022, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2024 and 2023, approximately 15% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results of operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2024 or 2023.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2024, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, the end of the period covered by this Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2025 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2024 (the “2025 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code defining rules of conduct for our employees, partners and suppliers. Our Ethics Code for Senior Executive and Financial Officers applies to our Chief Executive Officer, President, Chief Financial Officer, lead executives of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Ethics Code defines conduct for all directors, officers, employees, partners and suppliers (as applicable). Both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers under the Ethics Code for Senior Executive and Financial Officers in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2025 Proxy Statement and will appear under the captions “Proposal No. 1: Election of Directors”, “Corporate Governance-Audit Committee”, “Corporate Governance-Nominating and Governance Committee”, “Insider Trading Policy” and, if applicable, “Delinquent Section 16(a) Reports”.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2025 Proxy Statement under the captions “Executives and Executive Compensation”, “Compensation Discussion and Analysis”, “ Executive Compensation Tables”, “Compensation Committee Report” and “Corporate Governance-Director Compensation Overview” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2025 Proxy Statement under the captions “Executive Compensation Tables-Equity Compensation Plan Information” and “Stock Ownership of Directors, Management, and Certain Beneficial Owners” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2025 Proxy Statement under the captions “Related-Party Transaction” and “Proposal No. 1: Election of Directors” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2025 Proxy Statement under the caption “Proposal No. 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

3. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

2.01	Asset Purchase Agreement dated December 22, 2021, by and among TTEC Government Solutions LLC, Faneuil, Inc. and AJL Holdings, Inc.	8-K	2.01	12/27/2021

3.01	Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996	S-1/A	3.01	7/5/1996

3.03	Certificate of Amendment of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018	8-K	3.03	1/9/2018

3.04	Amended and Restated Bylaws of TTEC Holdings, Inc. reflecting all amendments through May 23, 2024	8-K	3.04	5/30/2024

4.01	Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934	10-K	4.01	3/4/2020

10.02	Purchase and Sale Agreement by and between TTEC Services Corporation and Catholic Health Initiatives Colorado, effective as of November 5, 2024	10-Q	10.02	11/6/2024

10.07**	TTEC Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan as amended on May 22, 2024	S-8	10.07	6/5/2024

10.28**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Senior executives) effective July 1, 2021	10-Q	10.28	8/3/2021

10.29**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective April 1, 2024	10-Q	10.29	5/8/2024

10.30**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (VP and above executives) effective April 1, 2014	10-Q	10.30	5/8/2024

10.31**	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)	10-Q	10.31	8/5/2020

10.33**	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	10.33	11/8/2023

10.34**	Independent Director Compensation Arrangements (unchanged since 2023 and effective for the May 2025 – May 2026 Board Cycle)	10-K	10.34	2/29/2024

10.35**		Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Value Creation Program) effective March 15, 2022	10-Q	10.35	5/5/2022

10.40**		Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated October 15, 2001	10-K	10.68	4/1/2002

10.41**		Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated December 31, 2008	10-K	10.17	2/23/2009

10.81**		Employment Agreement between David Seybold and TTEC Digital, LLC effective November 28, 2022	10-Q	10.81	11/09/2022

10.83**		Amendment #1 to Employment Agreement between David Seybold and TTEC Digital, LLC dated to be effective September 28, 2023	10-Q	10.83	11/08/2023

10.84**		Employment agreement between Michelle Swanback and TTEC Services Corporation effective May 2, 2022	10-Q	10.84	5/5/2022

10.85**		Amendment #1 to the Executive Employment Agreement between TTEC Holdings, Inc. and Michelle “Shelly” Swanback dated to be effective January 1, 2023	8-K	10.85	1/6/2023

10.86**		Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018	10-K	10.86	3/6/2019

10.87**		Executive Employment Agreement dated as of February 12, 2024, by and among TTEC Services Corporation and Kenneth R. Wagers, III	8-K	10.87	2/15/2024

10.88**		Amendment to Employment Agreement between Margaret B. McLean and TTEC Services Corporation dated May 23, 2024	10-Q	10.88	8/8/2024

10.89†		Executive Employment Agreement between John Abou and TTEC Services Corporation dated as of July 17, 2024

10.90		Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers	8-K	10.1	6/7/2013

10.98		Eighth Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender	10-K	10.98	02/29/2024

10.99		Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (reflecting Ninth Amendment to the Agreement)	10-Q	10.99	11/06/2024

19.1†	.	Insider Trading Policy

21.1†		List of subsidiaries

23.1†		Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney

31.1†	Rule 13a-14(a) Certification of CEO of TTEC

31.2†	Rule 13a-14(a) Certification of CFO of TTEC

32.1†	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2†	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

97.1	TTEC Incentives Recoupment Policy	10-K	97.1	2/29/2024

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from TTEC Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

†     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on
February 27, 2025.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ KENNETH R WAGERS, III	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Kenneth R. Wagers, III	Chief Financial Officer

*	DIRECTOR
Steven J. Anenen

*	DIRECTOR
Tracy L. Bahl

*	DIRECTOR
Gregory A. Conley

*	DIRECTOR
Robert N. Frerichs

*	DIRECTOR
Marc L. Holtzman

*	DIRECTOR
Gina Loften

* By /s/ Kenneth R. Wagers, III under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and mezzanine equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration management expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. The Company’s revenue was $2,208 million for the year ended December 31, 2024.

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

Annual and Interim Goodwill Impairment Assessments

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2024 was $571 million.  Management tests the Company’s goodwill for impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the second quarter of 2024, management identified a triggering event for impairment. Management performed a quantitative goodwill impairment analysis, which resulted in reporting a $196 million pre-tax impairment charge. For goodwill impairment assessments, management performed Step 1 evaluations, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Management used a market approach and an income approach to estimate the fair value of each reporting unit, which incorporated significant assumptions, including revenue projections, EBITDA margin, discount rate, revenue terminal growth rate, income tax rate, working capital, capital expenditures, guideline public company revenue multiples, guideline transaction revenue multiples, and market participant acquisition premium.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Company’s reporting units ; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue projections, EBITDA margin, discount rate, revenue terminal growth rate, capital expenditures, guideline public company revenue multiples, guideline transaction revenue multiples, and market participant acquisition premium for both the interim and annual impairment assessments and working capital for the interim impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of each reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Company’s reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue projections, EBITDA margin, discount rate, revenue terminal growth rate, capital expenditures, guideline public company revenue multiples, guideline transaction revenue multiples, and market participant acquisition premium for both the interim and annual impairment assessments and working capital for the interim impairment assessment. Evaluating management’s assumptions related to revenue projections, EBITDA margin, revenue terminal growth rate, capital expenditures, and working capital involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each reporting unit; (ii) the consistency with external market and industry data for assumptions other than capital expenditures and working capital; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate, guideline public company revenue multiples, guideline transaction revenue multiples, and market participant acquisition premium.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2025

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$84,991	$172,747
Accounts receivable, net of allowance of $5,244 and $2,248	452,573	394,868
Prepaids and other current assets	92,947	95,064
Income and other tax receivables	21,785	18,524
Total current assets	652,296	681,203

Long-term assets
Property, plant and equipment, net	132,051	191,003
Operating lease assets	91,263	121,574
Goodwill	571,197	808,988
Deferred tax assets, net	8,498	38,151
Other intangible assets, net	164,808	198,433
Income and other tax receivables, long-term	31,781	44,673
Other long-term assets	101,486	101,573
Total long-term assets	1,101,084	1,504,395
Total assets	$1,753,380	$2,185,598

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$84,180	$96,577
Accrued employee compensation and benefits	137,636	146,184
Other accrued expenses	22,578	32,217
Income tax payable	3,007	4,909
Deferred revenue	64,752	81,171
Current operating lease liabilities	33,358	38,271
Other current liabilities	8,425	3,698
Total current liabilities	353,936	403,027

Long-term liabilities
Line of credit	975,000	995,000
Deferred tax liabilities, net	17,457	3,137
Non-current income tax payable	—	—
Non-current operating lease liabilities	71,008	96,809
Other long-term liabilities	67,860	72,083
Total long-term liabilities	1,131,325	1,167,029
Total liabilities	1,485,261	1,570,056

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,749,494 and 47,427,200 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	477	474
Additional paid-in capital	420,181	407,415
Treasury stock at cost: 34,328,112 and 34,625,053 shares as of December 31, 2024 and December 31, 2023, respectively	(584,900)	(589,807)
Accumulated other comprehensive income (loss)	(132,121)	(89,876)
Retained earnings	546,617	870,429
Noncontrolling interest	17,865	16,907
Total stockholders’ equity	268,119	615,542
Total liabilities, stockholders’ equity and mezzanine equity	$1,753,380	$2,185,598

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,207,587	$2,462,817	$2,443,707

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,735,865	1,932,877	1,856,518
Selling, general and administrative	293,042	290,873	287,433
Depreciation and amortization	97,955	101,272	111,791
Restructuring charges, net	10,152	8,041	5,673
Impairment losses	244,093	11,733	13,749
Total operating expenses	2,381,107	2,344,796	2,275,164

Income (loss) from operations	(173,520)	118,021	168,543

Other income (expense)
Interest income	2,732	5,150	1,811
Interest expense	(84,315)	(78,321)	(36,067)
Other income (expense), net	18,586	(4,126)	10,161
Total other income (expense)	(62,997)	(77,297)	(24,095)

Income (loss) before income taxes	(236,517)	40,724	144,448

Provision for income taxes	(74,100)	(22,460)	(27,115)

Net income (loss)	(310,617)	18,264	117,333

Net income attributable to noncontrolling interest	(10,348)	(9,836)	(14,093)

Net income (loss) attributable to TTEC stockholders	$(320,965)	$8,428	$103,240

Other comprehensive income (loss)
Net income (loss)	$(310,617)	$18,264	$117,333
Foreign currency translation adjustments	(30,841)	30,783	(28,688)
Derivative valuation, gross	(11,898)	8,416	178
Derivative valuation, tax effect	—	(2,190)	(49)
Other, net of tax	330	(391)	183
Total other comprehensive income (loss)	(42,409)	36,618	(28,376)
Total comprehensive income (loss)	(353,026)	54,882	88,957

Less: Comprehensive income attributable to noncontrolling interest	(10,184)	(9,501)	(12,679)

Comprehensive income (loss) attributable to TTEC stockholders	$(363,210)	$45,381	$76,278

Weighted average shares outstanding
Basic	47,614	47,335	47,121
Diluted	47,614	47,419	47,335

Net income (loss) per share attributable to TTEC stockholders
Basic	$(6.74)	$0.18	$2.19
Diluted	$(6.74)	$0.18	$2.18

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
					Accumulated
					Other			Total
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling	Stockholders'	Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Equity	Equity
Balance as of December 31, 2021	46,990	$470	$(597,031)	$361,135	$(98,426)	$856,065	$15,812	$538,025	$56,316
Net income	—	—	—	—	—	103,240	13,180	116,420	913
Dividends to shareholders ($1.02 per common share)	—	—	—	—	—	(48,072)	—	(48,072)	—
Payments distributed to noncontrolling interest or mezzanine equity	—	—	—	—	—	—	(10,299)	(10,299)	(1,584)
Foreign currency translation adjustments	—	—	—	—	(28,187)	—	(501)	(28,688)	—
Derivatives valuation, net of tax	—	—	—	—	129	—	—	129	—
Vesting of restricted stock units	234	2	3,867	(11,033)	—	—	—	(7,164)	—
Equity-based compensation expense	—	—	—	17,571	—	—	—	17,571	—
Other, net of tax	—	—	—	—	183	—	—	183	—
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Buyout of mezzanine equity	—	—	—	24,067	—	—	—	24,067	(24,067)
Net income	—	—	—	—	—	8,428	9,308	17,736	528
Dividends to shareholders ($1.04 per common share)	—	—	—	—	—	(49,232)	—	(49,232)	—
Buyout of noncontrolling interest or mezzanine equity	—	—	—	—	—	—	—	—	(31,920)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(10,786)	(10,786)	(186)
Foreign currency translation adjustments	—	—	—	—	30,590	—	193	30,783	—
Derivatives valuation, net of tax	—	—	—	—	6,226	—	—	6,226	—
Vesting of restricted stock units	203	2	3,357	(6,396)	—	—	—	(3,037)	—
Equity-based compensation expense	—	—	—	22,071	—	—	—	22,071	—
Other, net of tax	—	—	—	—	(391)	—	—	(391)	—
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—
Net income (loss)	—	—	—	—	—	(320,965)	10,348	(310,617)	—
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)	—
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(9,226)	(9,226)	—
Foreign currency translation adjustments	—	—	—	—	(30,677)	—	(164)	(30,841)	—
Derivatives valuation, net of tax	—	—	—	—	(11,898)	—	—	(11,898)	—
Vesting of restricted stock units	322	3	4,907	(5,924)	—	—	—	(1,014)	—
Equity-based compensation expense	—	—	—	18,690	—	—	—	18,690	—
Other, net of tax	—	—	—	—	330	—	—	330	—
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$(310,617)	$18,264	$117,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,955	101,272	111,791
Amortization of contract acquisition costs	1,995	2,288	2,065
Amortization of debt issuance costs	2,020	1,067	1,018
Imputed interest expense and fair value adjustments to contingent consideration	(1,496)	7,579	1,746
Provision for credit losses	3,596	2,009	9,391
(Gain) loss on disposal of assets	(13,281)	2,219	1,916
Loss on dissolution of subsidiary	—	301	—
Impairment losses	244,093	11,733	13,749
Deferred income taxes	58,530	(7,528)	(11,001)
Excess tax benefit from equity-based awards	4,352	1,705	(1,122)
Equity-based compensation expense	18,690	22,071	17,571
(Gain) loss on foreign currency derivatives	384	(3)	(7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(66,329)	22,359	(74,564)
Prepaids and other assets	(17,120)	8,570	43,699
Accounts payable and accrued expenses	(43,220)	9,518	(12,695)
Deferred revenue and other liabilities	(38,370)	(58,659)	(83,842)
Net cash (used in)/provided by operating activities	(58,818)	144,765	137,048

Cash flows from investing activities
Proceeds from sale of long-lived assets	45,650	261	229
Purchases of property, plant and equipment, net of acquisitions	(45,173)	(67,839)	(84,012)
Acquisitions	—	—	(142,420)
Net cash provided by/(used in) investing activities	477	(67,578)	(226,203)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit	(20,000)	35,000	169,000
Payments on other debt	(2,405)	(2,317)	(3,245)
Payments of contingent consideration and hold-back payments to acquisitions	—	(37,676)	(9,600)
Dividends paid to shareholders	(2,847)	(49,232)	(48,072)
Payments to noncontrolling interest or mezzanine equity	(9,226)	(10,972)	(11,883)
Tax payments related to issuance of restricted stock units	(1,014)	(3,037)	(7,164)
Payments of debt issuance costs	(2,804)	—	—
Net cash (used in)/provided by financing activities	(38,296)	(68,234)	89,036

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,723	(2,112)	(13,499)

Increase/(decrease) in cash, cash equivalents and restricted cash	(88,914)	6,841	(13,618)
Cash, cash equivalents and restricted cash, beginning of period	173,905	167,064	180,682
Cash, cash equivalents and restricted cash, end of period	$84,991	$173,905	$167,064

Supplemental disclosures
Cash paid for interest	$82,076	$77,199	$34,984
Cash paid for income taxes	$43,611	$46,129	$42,563
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$886	$3,126	461
Acquisition of equipment through increase in accounts payable, net	$(2,872)	$2,626	$3,346

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2024, TTEC served over 715 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digitally enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, fraud mitigation and back-office solutions. The segment’s technology-enabled delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated CX technology and service solutions, go-to-market strategies, and innovative offerings.

During 2024, TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with contribution from approximately 52,000 customer care associates, consultants, technologists, and CX professionals.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 70% equity owned subsidiary First Call Resolution, LLC through March 31, 2023 and then 100% owned subsequently, and its 70% equity owned subsidiary Serendebyte, Inc. through December 8, 2023 (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022

Cash and cash equivalents	$84,991	$172,747	$153,435
Restricted cash included in "Prepaid and other current assets"	—	1,158	13,629
Total	$84,991	$173,905	$167,064

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial due to the Company monitoring its collection processes to reduce its credit risk. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across eight investment-grade financial institutions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

Fair values of cash equivalents, accounts receivable, accounts payable and debt approximate the carrying amounts because of their short-term nature.

Accounts Receivable

At the end of each quarter an allowance for credit losses will be calculated based on the current quarterly revenue multiplied by the historical loss percentage of the prior three-year period and recorded in the Consolidated Statements of Comprehensive Income (Loss). In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against this allowance when the Company determines a balance is uncollectible.

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

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 or 7 years depending on the software type. The expense related to these assets has been classified as amortization expense within the income statement except for assets that are classified as cloud computing arrangements are presented in other long-term assets within the Consolidated Balance Sheets and expensed as operating expenses within the Consolidated Statements of Comprehensive Income (Loss).

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

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, became effective across various countries in 2024, as each country continues to enact legislation influenced by the OECD Pillar 2 rules. The Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, but continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which the Company operates.

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

In addition to revenue from BPO services, revenue also consists of fees from services for program launch, professional consulting, fully-hosted or managed technology and learning innovation services. The contracts containing these service offerings may contain multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company forecasts its expected cost based on historical data, current prevailing wages, other direct and indirect costs incurred in recently completed contracts, market conditions, and other client specific cost considerations. For these services, the point at which the transfer of control occurs determines when revenue is recognized in a specific reporting period. Within the TTEC Digital segment, where there are product sales, the attribution of revenue is recognized when the transfer of control is completed, and the products are delivered to the client’s location. Where services are rendered to a customer, the attribution is aligned with the progress of work and is recognized over time (i.e. based on measuring the progress toward complete satisfaction of a performance obligation using an output method or an input method). Where an output method is used, revenue is recognized on the basis of direct measurements of the value to the customer of the goods or services transferred relative to the remaining goods or services promised under the contract. The majority of the Company’s services are recognized over time using the input method in which revenue is recognized on the basis of efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to satisfy the performance obligation. The measures used provide faithful depiction of the transfer of goods or services to the customers. For example, revenue is recognized on certain consulting contracts based on labor hours expended as a measurement of progress where the consulting work involves input of consultants’ time. The progress is measured based on the hours expended over total number of estimated hours included in the contract multiplied by the total contract consideration. The contract consideration can be a fixed price or an hourly rate, and in either case, the use of labor hours expended as an input measure provides a faithful depiction of the transfer of services to the customers. Deferred revenues for

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

these services represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from i) receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met, and ii) the billing of annual customer support agreements, annual managed service agreements, and billings for other professional services that have not yet been performed by the Company. The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in either Deferred revenue or Other long-term liabilities, as applicable, in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services. Costs directly associated with revenue deferred, consisting primarily of labor and related expenses, are also deferred and recognized in proportion to the expected future revenue from the contract.

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract-by-contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment. As of December 31, 2024 and 2023, the Company has a deferred asset of $11.0 million and $8.5 million, respectively, in Prepaids and other current assets and Other long-term assets in the Consolidated Balance Sheets, related to sales commissions.

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

Liquidity

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants for the next 12 months. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” related to disclosures regarding a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted the standard January 1, 2024. The adoption resulted in the Company adding the required detailed segment information within the Company’s segment disclosure footnote.

Other Accounting Pronouncements

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

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

Certain Assets of Faneuil

On April 1, 2022, the Company completed an acquisition through its subsidiary TTEC Government Solutions LLC, of certain public sector citizen experience contracts in the transportation infrastructure and healthcare exchange industries from Faneuil, Inc., a subsidiary of ALJ Regional Holdings, Inc., (“the Faneuil Transaction”). The acquired business is operated as part of the TTEC Engage segment and was fully consolidated into the financial statements of TTEC. The Faneuil Transaction was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

Total cash paid at the time of acquisition was $142.4 million. The Faneuil Transaction included contingent payments that were based on the revenue and EBITDA performance of certain contracts with the value of the contingent payments to be determined.

During the second quarter of 2023, the contingent payment obligation was modified to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, the Company has not accrued for any further contingent consideration payments based on its fair value.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date
Fair Value
Cash	$—
Accounts receivable	704
Prepaid and other assets	8,420
Fixed assets	5,622
Right of use lease assets	17,778
Other assets	2,572
Customer relationships	61,310
Accrued employee compensation	(202)
Accrued expenses	(2,763)
Right of use lease liability - current	(3,129)
Right of use lease liability - non-current	(14,092)
Deferred income	(811)
Other liabilities	(8,891)
Net assets acquired	$66,518
Goodwill	75,902
Total purchase price	$142,420

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

Financial Impact of Acquired Businesses

The acquired business purchased in 2022 noted above contributed revenues of $258.8 million and $189.9 million, and a net income of $12.1 million and $4.5 million to the Company for the years ended December 31, 2024 and 2023, respectively.

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

(3)SEGMENT INFORMATION

The Company has two reportable segments, TTEC Digital and TTEC Engage based on nature of product and independent management of each business segment. Each segment is led by a President and the products

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

and services sold are described below. Resources are allocated and performance is assessed by our CEO and CFO, who the Company has determined to collectively hold the function of Chief Operating Decision Maker (“CODM”). The CODM uses income from operations to assess the performance of each segment in the budgeting and forecasting process and when making decisions regarding allocating capital and personnel to the segments.

TTEC Digital and the CX Technology Services Industry

TTEC Digital clients are seeking solutions in many areas including cost optimization, CX technology modernization, inclusive of migrating to a more agile cloud-based ecosystem, improved CX talent and expertise, and practical solutions to further enable CX applications, including the design, implementation and pragmatic delivery of AI capabilities. TTEC Digital takes a technology agnostic approach to these challenges and focuses on designing and delivering solutions to each client’s specific business needs at the intersection of contact center, CRM, and AI and Analytics. TTEC Digital supports the majority of CX platform and solution requirements through its strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS, Google, Salesforce, ServiceNow, and Nice among others.

TTEC Digital’s solutions are built to respond to market needs for both enterprise and small and medium-sized business clients. AI design and delivery capabilities are woven across all five pillars of the Company offerings.

•	Professional Services: System design, configuration and integration
•	Managed Services: Cloud application and premise support
•	CX Consulting: Transformation strategy and design
•	CX Data and Analytics: Data science, engineering, and visualization
•	IP & Software: Custom software engineering through TTEC Digital’s IP and Software division

The segment has a three-pronged go to market strategy that includes growing existing client relationships, partner channel motions and general market development.

TTEC Engage and the CX BPO Services Industry

The TTEC Engage segment’s solutions are built to respond to the following market needs for clients.

•	Customer Support
•	Tech Support
•	Revenue Generation and Growth Services
•	Fraud Mitigation
•	AI Operations, including data annotation and labeling
•	Back-office Support

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

The Company allocates to each segment its portion of corporate operating expenses following the Company’s standard accounting policies.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data by segment (in thousands). The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For the Year Ended December 31, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$1,748,569	$459,018	$2,207,587
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,423,747	312,118	1,735,865
Selling, general and administrative	201,718	91,324	293,042
Depreciation and amortization	70,075	27,880	97,955
Other segment items(2)	250,240	4,005	254,245
Income from operations	(197,211)	23,691	(173,520)
Interest income			2,732
Interest expense			(84,315)
Other income (expense), net			18,586
Income before income taxes			(236,517)

For the year ended December 31, 2023

	TTEC Engage	TTEC Digital	Total
Revenue	$1,975,935	$486,882	$2,462,817
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,598,907	333,970	1,932,877
Selling, general and administrative	201,634	89,239	290,873
Depreciation and amortization	74,040	27,232	101,272
Other segment items(2)	13,179	6,595	19,774
Income from operations	88,175	29,846	118,021
Interest income			5,150
Interest expense			(78,321)
Other income (expense), net			(4,126)
Income before income taxes			40,724

For the Year Ended December 31, 2022

	TTEC Engage	TTEC Digital	Total
Revenue	$1,980,037	$463,670	$2,443,707
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,552,063	304,455	1,856,518
Selling, general and administrative	196,493	90,940	287,433
Depreciation and amortization	79,470	32,321	111,791
Other segment items(2)	18,363	1,059	19,422
Income from operations	133,648	34,895	168,543
Interest income			1,811
Interest expense			(36,067)
Other income (expense), net			10,161
Income before income taxes			144,448

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	For the Year Ended December 31,
	2024	2023	2022
Capital Expenditures
TTEC Digital	$8,245	$8,232	$9,155
TTEC Engage	36,928	59,607	74,857
Total	$45,173	$67,839	$84,012

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	December 31,
	2024	2023	2022
Total Assets
TTEC Digital	$776,099	$815,488	$811,258
TTEC Engage	977,281	1,370,110	1,342,704
Total	$1,753,380	$2,185,598	$2,153,962

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands).

	As of and for the
	Year Ended December 31,
	2024	2023	2022
Revenue
United States / Canada	$1,497,887	$1,710,716	$1,738,053
Philippines / Asia Pacific / India	419,856	477,455	457,526
Europe / Middle East / Africa	174,155	142,665	131,575
Latin America	115,689	131,981	116,553
Total	$2,207,587	$2,462,817	$2,443,707

Property, plant and equipment, gross
United States / Canada	$427,631	$506,092	$631,459
Philippines / Asia Pacific / India	150,567	170,403	162,857
Europe / Middle East / Africa	39,952	30,290	21,435
Latin America	43,967	45,731	41,892
Total	$662,117	$752,516	$857,643

Other long-term assets
United States / Canada	$89,849	$90,810	$56,372
Philippines / Asia Pacific / India	9,298	7,752	8,826
Europe / Middle East / Africa	1,559	2,021	1,306
Latin America	780	990	1,230
Total	$101,486	$101,573	$67,734

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$457,817	$397,116
Less: Allowance for credit losses	(5,244)	(2,248)
Accounts receivable, net	$452,573	$394,868

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	December 31,
	2024	2023	2022
Balance, beginning of year	$2,248	$3,524	$5,409
Provision for credit losses	3,596	2,009	9,391
Uncollectible receivables written-off	(908)	(3,641)	(11,278)
Effect of foreign currency and other	308	356	2
Balance, end of year	$5,244	$2,248	$3,524

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for each of the years ended December 31, 2024, 2023 and 2022. This client operates in the automotive industry and is included in the TTEC Engage segment. The revenue from this client as a percentage of total revenue is as follows:

	Year Ended December 31,
	2024	2023	2022

Automotive client	11%	10%	10%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Automotive client	$32,773	$35,514	$38,539

The Company does have clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or cash flows. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business service; each of these contracts have different durations and renewal dates and a revenue opportunity below the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it is exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability practices raise concerns. Based on currently available information, management does not believe significant credit risk existed as of December 31, 2024, beyond what was already recognized.

Accounts Receivable Factoring Agreement

In the third quarter of 2024, the Company terminated its Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, or “BMO”), under the terms of which the Company had the right to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The sales of accounts receivable in accordance with the prior Agreement are reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company retained no interest in the sold receivables but did retain all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold is recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from the prior Agreement are included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The balances related to the Factoring agreement are as follows (in thousands):

	December 31,
	2024	2023
Total accounts receivable factored	$—	$99,994

Total amounts collected from clients not yet remitted to Bank	$—	$1,158

Any unremitted cash is restricted cash and is included within Prepaid and Other Current Assets with the corresponding liability included in Accrued Expenses on the Consolidated Balance Sheet. The Company has not recorded any servicing assets or liabilities as of December 31, 2024 and 2023 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land and buildings	$—	$31,972
Computer equipment and software	402,768	428,164
Telephone equipment	40,018	40,955
Furniture and fixtures	57,005	75,338
Leasehold improvements	162,300	175,964
Motor vehicles	26	123
Property, plant and equipment, gross	662,117	752,516
Less: Accumulated depreciation and amortization	(530,066)	(561,513)
Property, plant and equipment, net	$132,051	$191,003

Depreciation and amortization expense for property, plant and equipment was $61.2 million, $64.2 million and $64.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Included in the computer equipment and software is internally developed software of $54.4 million net and $48.4 million net as of December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, impairments of internally developed software of $3.7 million, $0.1 million and $6.0 million, respectively, were expensed and included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

On November 5, 2024, TTEC Holdings, Inc., through its wholly-owned subsidiary, TTEC Services Corporation, entered into a definitive agreement to sell and subsequently closed the sale of a real estate asset in Englewood, Colorado for $45.5 million, subject to certain customary adjustments. The Company recorded a pre-tax gain of approximately $15.5 million upon close of the transaction in the fourth quarter of 2024 in other income (expense), net within the Consolidated Statements of Comprehensive Income (Loss). The Company utilized the proceeds from the sale to reduce its outstanding balance under its revolving line of credit.

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2023	Adjustments	Impairments	Currency	2024

TTEC Digital	$500,576	$—	$—	$(2,363)	$498,213
TTEC Engage	308,412	—	(233,532)	(1,896)	72,984
Total	$808,988	$—	$(233,532)	$(4,259)	$571,197

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2022	Adjustments	Impairments	Currency	2023

TTEC Digital	$502,806	$(2,763)	$—	$533	$500,576
TTEC Engage	305,039	2,763	—	610	308,412
Total	$807,845	$—	$—	$1,143	$808,988

Impairment

The Company has three reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently if indicators of impairment exist. In the second quarter of 2024, management identified a triggering event for impairment. Management performed a quantitative goodwill impairment analysis using the same methodology as the Company’s annual Step 1 analysis described below, which resulted in reporting a $196 million pre-tax impairment charge. Recognition of this non-cash goodwill impairment charge resulted in a tax benefit that generated an incremental deferred tax asset of $37.5 million to the reporting unit’s carrying value. Accordingly, the Company recorded an additional non-cash charge of $37.5 million to reduce the Company’s carrying value to its previously determined fair value in accordance with the applicable goodwill impairment guidance. In total, a non-cash impairment loss of $233.5 million was recognized in the second quarter of 2024.

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2024, the date of the annual impairment testing, the Company concluded that for all three of the reporting units, the fair values were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

The carrying value of Engage was $612.0 million at December 1, 2024, including approximately $73.0 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Engage reporting unit exceeded its carrying value by approximately 17%. If all assumptions are held constant, either a 6.4% increase in the discount rate or a 19.7% decrease in each year’s projected revenue over the forecast period, would result in approximately a $103.0 million decrease in the estimated fair value of the Engage reporting unit. Such a change in either of these assumptions individually would have resulted in the Engage reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2024.

The carrying value of Digital Recurring was $433.5 million at December 1, 2024, including approximately $310.2 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Recurring reporting unit exceeded its carrying value by approximately 7%. If all assumptions are held constant, either a 1.7% increase in the discount rate or a 2.6% decrease in each year’s projected revenue over the forecast period, would result in approximately a $30.0 million decrease in the estimated fair value of the Digital Recurring reporting unit. Such a change in either of these assumptions individually would have resulted in the Digital Recurring reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2024.

The carrying value of Digital Professional Services was $225.9 million at December 1, 2024, including approximately $188.0 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Professional Services reporting unit exceeded its carrying value by approximately 10%. If all assumptions are held constant, either a 3.0% increase in the discount rate or a 3.5% decrease in each year’s projected revenue over the forecast period, would result in approximately a $22.1 million decrease in the estimated fair value of the Digital Professional Services reporting unit. Such a change in either of these assumptions individually would have resulted in the Digital Professional Services reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As an international outsourcing agent, TTEC’s revenue and cash flows are susceptible to global economic conditions and client business volumes. In performing the Step 1 evaluation, the reporting unit’s current backlog and pipeline of customer business were considered, as well as inflation rates, gross domestic product rates, historical revenue growth and profitability, and state of the CX industry.

The estimates of fair value were based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues, future cash flows and available market information for comparable companies.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used a market approach and an income approach to determine its best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods ranging from (7.5)% to 15.0% and revenue terminal growth rates between 1.8% and 3.0%;
●	EBITDA margin projections held relatively flat over the forecast periods ranging from 9.0% to 18.0%;
●	Estimated income tax rates of 25.4% to 26.5%;
●	Estimated working capital of 3.1% to 14.3% of revenue;
●	Estimated capital expenditures ranging from 1.0% to 3.0% of revenue;
●	Discount rates ranging from 13.5% to 16.5% based on various inputs, including the risks associated with the specific reporting units, the country of operations as well as their revenue growth and EBITDA margin assumptions;
●	Guideline public company revenue multiples of 0.35 to 1.50 and EBITDA multiples of 4.0 to 13.0;
●	Guideline transaction revenue multiples of 0.2 to 9.8; and
●	Market participant acquisition premiums of 0.6% to 113%.

(7)OTHER INTANGIBLE ASSETS

Other intangible assets, net which are included in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2023	Amortization	Impairments	Adjustments	Currency	2024
Customer relationships, gross	$348,673	$—	$—	$7,198	$(3,160)	$352,711
Customer relationships - accumulated amortization	(150,385)	(32,939)	—	(7,198)	2,512	(188,010)
Other intangible assets, gross	21,099	—	—	(1)	(255)	20,843
Other intangible assets - accumulated amortization	(20,954)	(38)	—	1	255	(20,736)
Other intangible assets, net	$198,433	$(32,977)	$—	$—	$(648)	$164,808

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2022	Amortization	Impairments	Adjustments	Currency	2023
Customer relationships, gross	$347,992	$—	$—	$—	$681	$348,673
Customer relationships - accumulated amortization	(116,038)	(33,768)	—	—	(579)	(150,385)
Other intangible assets, gross	21,044	—	—	—	55	21,099
Other intangible assets - accumulated amortization	(19,089)	(1,810)	—	—	(55)	(20,954)
Other intangible assets, net	$233,909	$(35,578)	$—	$—	$102	$198,433

Customer relationships are being amortized over the remaining weighted average useful life of 5.5 years and other intangible assets are being amortized over the remaining weighted average useful life of 1.1 years. Amortization expense related to intangible assets was $33.0 million, $35.6 million and $37.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Expected future amortization of other intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$30,941
2026	30,880
2027	30,880
2028	30,135
2029	24,272
Thereafter	17,700
Total	$164,808

(8)DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2024, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands and net of tax):

	Year Ended December 31,
	2024	2023	2022

Aggregate unrealized net gain/(loss) at beginning of period	$6,315	$89	$(40)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(9,988)	9,160	(2,023)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,910)	(2,934)	2,152
Aggregate unrealized net gain/(loss) at end of period	$(5,583)	$6,315	$89

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2024 and 2023 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2023	Amount	Amount
Canadian Dollar	2,250	$1,670
Philippine Peso	9,324,000	165,842	(1)
Mexican Peso	938,000	44,155
		$211,667

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2024 and December 31, 2023.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2024 and 2023, the total notional amount of the Company’s forward contracts used as fair value hedges was $33.3 million and $73.3 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$783	$6
Other long-term assets	—	—
Other current liabilities	(2,679)	(183)
Other long-term liabilities	(1,471)	—
Total fair value of derivatives, net	$(3,367)	$(177)

	December 31, 2023
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$7,527	$327
Other long-term assets	2,415	—
Other current liabilities	(1,214)	(120)
Other long-term liabilities	(197)	—
Total fair value of derivatives, net	$8,531	$207

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

	Designated as Hedging
Designation:	Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$1,910	$2,934	$(2,152)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$2,582	$3,964	$(2,906)

	Year Ended December 31,
	2024	2023	2022

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(1,255)	$1,882	$827

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

The following presents information as of December 31, 2024 and 2023 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2024 and 2023, the Company had $975.0 million and $995.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2024 and 2023, borrowings accrued interest at an average rate of 7.5% and 6.7% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2024, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2024 and 2023 (in thousands):

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,367)	$—	$(3,367)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(3,544)	$—	$(3,544)

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,531	$—	$8,531
Fair value hedges	—	207	—	207
Total net derivative asset (liability)	$—	$8,738	$—	$8,738

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2024 and 2023 (in thousands):

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	33,269	—	—
Total assets	$33,269	$—	$—

Liabilities
Derivative instruments, net	$—	$(3,544)	$—
Contingent consideration	—	—	—
Total liabilities	$—	$(3,544)	$—

As of December 31, 2023

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$8,738	$—
Deferred compensation plan asset	31,082	—	—
Total assets	$31,082	$8,738	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Contingent consideration	—	—	(1,496)
Total liabilities	$—	$—	$(1,496)

Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan for certain eligible employees. The deferred compensation asset represents the combined fair value of all the funds based on quoted values and market observable inputs.

Contingent Consideration — The Company recorded contingent consideration payable related to the acquisition of Faneuil that closed in 2022. The contingent payables for Faneuil were calculated using a Monte Carlo simulation including a discount rate of 19.3%. The measurements were based on significant inputs not observable in the market. The Company records interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value.

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

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

	December 31,				December 31,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$(1,496)	$—	$—	$1,496	$—
Total	$(1,496)	$—	$—	$1,496	$—

	December 31,				December 31,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$(5,916)	$—	$7,400	$(2,980)	$(1,496)
Total	$(5,916)	$—	$7,400	$(2,980)	$(1,496)

A rollforward of the activity in the Company’s fair value of the contingent consideration receivable is as follows (in thousands):

	December 31,				December 31,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

	December 31,				December 31,
	2022	Acquisitions	Payments	Adjustments	2023

Faneuil	$5,724	$—	$(1,343)	$(4,381)	$—
Total	$5,724	$—	$(1,343)	$(4,381)	$—

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(259,737)	$(39,871)	$52,887
Foreign	23,220	80,595	91,561
Total	$(236,517)	$40,724	$144,448

The Company’s selection of an accounting policy with respect to both the GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2024 annual financial statements.

During the fourth quarter of 2023, the Company released its indefinite reinvestment assertion related to earnings for all foreign operations. As a result, in 2024, the Company recorded additional taxes of $3.3 million related to the earnings of its foreign subsidiaries as required. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The Company has an estimated $151 million of outside basis differences as of December 31, 2024. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar 2 framework, became effective across various countries in 2024, and each country works to enact legislation influenced by the OECD Pillar 2 rules. The Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, but continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which the Company operates.

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision for (benefit from)
Federal	$229	$3,625	$10,816
State	—	1,893	5,245
Foreign	15,341	24,470	22,055
Total current provision for (benefit from)	15,570	29,988	38,116
Deferred provision for (benefit from)
Federal	51,389	(14,357)	(3,128)
State	3,494	(848)	(192)
Foreign	3,647	7,677	(7,681)
Total deferred provision for (benefit from)	58,530	(7,528)	(11,001)
Total provision for (benefit from) income taxes	$74,100	$22,460	$27,115

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax per U.S. federal statutory rate (21%, 21%, 21%)	$(49,668)	$8,552	$30,334
State income taxes, net of federal deduction	(9,581)	(1,355)	2,717
Change in valuation allowances	110,753	14,917	(3,278)
Foreign income taxes at different rates than the U.S.	7,495	208	1,202
Foreign withholding taxes	3,771	—	—
Taxes related to compensation	3,515	1,542	(66)
Liabilities for uncertain tax positions	616	1,759	(1,435)
Impacts of foreign branch operations	(2,378)	(283)	2,315
Non-taxable earnings of noncontrolling interest	(1,810)	(1,508)	(2,638)
Foreign dividend less foreign tax credits	(1,209)	(1,294)	(1,616)
Impacts of impairments	10,586	—	—
State and Federal income tax credits and NOL's	(3,585)	(4,611)	(4,604)
Foreign earnings taxed currently in U.S.	5,221	2,409	2,978
Taxes related to prior year filings	(850)	675	(432)
Other	1,224	1,449	1,638
Income tax per effective tax rate	$74,100	$22,460	$27,115

Effective tax rate percentage	(31.3)%	55.2%	18.8%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets, gross
Accrued compensation and employee benefits	$8,436	$12,687
Allowance for credit losses, insurance and other accruals	6,580	7,855
Amortization of deferred lease liabilities	15,817	21,683
Net operating losses	22,099	22,241
Equity compensation	2,206	—
Customer acquisition and deferred revenue accruals	13,307	15,991
Federal and state tax credits, net	8,818	3,456
Investments	—	7,626
Depreciation and amortization	29,059	19,570
Unremitted foreign earnings	31,026	13,412
Interest expense	30,286	14,957
Unrealized gains on derivatives	867	—
Partnership deferred investment	3,464	—
Other	1,038	630
Total deferred tax assets, gross	173,003	140,108
Valuation allowances	(157,383)	(39,902)
Total deferred tax assets, net	15,620	100,206
Deferred tax liabilities
Intangible assets	(10,232)	(41,447)
Operating lease assets	(12,559)	(18,362)
Other	(1,789)	(5,383)
Total deferred tax liabilities	(24,580)	(65,192)
Net deferred tax assets	$(8,960)	$35,014

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2024 the Company had approximately $15.1 million of net deferred tax liabilities in the U.S. and $6.2 million deferred tax assets across their foreign operations. As of December 31, 2024 the deferred tax valuation allowance was $157.4 million related primarily to tax losses in jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2024, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $115.8 million increase in the United States, a $3.2 million increase in Canada, and a $1.9 million increase in various other jurisdictions for deferred tax assets that do not meet the “more-likely-than-not” standard offset by a $1.3 million decrease of valuation allowance in Canada, and a $2.2 million decrease of valuation allowance in various other jurisdictions related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$39,902	$24,944	$29,620
Additions of deferred income tax expense	121,085	18,410	2,248
Reductions of deferred income tax expense	(3,604)	(3,452)	(6,924)
Ending balance	$157,383	$39,902	$24,944

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2024, after consideration of all tax loss carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2025	$37
2026	603
2027	265
2028	245
After 2028	11,081
No expiration	9,868
Total	$22,099

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the years ended December 31, 2024, 2023 and 2022 was approximately $2.8 million, $2.3 million and $1.6 million, respectively, which had a favorable impact on diluted net income (loss) per share of $0.06, $0.05 and $0.04, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2024, 2023 and 2022 was approximately $3.4 million, $2.7 million and $1.8 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $6.5 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2024 is presented below (in thousands):

Balance as of December 31, 2021	$6,903
Additions for current year tax positions	143
Reductions in prior year tax positions	(479)
Balance as of December 31, 2022	6,567
Additions for current year tax positions	212
Reductions in prior year tax positions	(203)
Balance as of December 31, 2023	6,576
Additions for current year tax positions	218
Reductions in prior year tax positions	(275)
Balance as of December 31, 2024	$6,519

At December 31, 2024, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $9.9 million. Within the next 12 months, it is expected that the amount of unrecognized tax benefits may be reduced by $9.3 million as a result of the expiration of various statutes of limitation or other confirmations of tax positions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2024 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2017, 2018, and 2021 - Present
Netherlands	2020 - Present
India	2017 - Present
Canada	2020 - Present
Mexico	2019 - Present
Philippines	2021 - Present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017, 2018 and 2021 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for the United States for tax year 2017 and 2018, and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)IMPAIRMENT OF ASSETS OTHER THAN GOODWILL

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the years ended December 31, 2024, 2023 and 2022, TTEC Digital recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $2.9 million, $2.8 million and $0.6 million, respectively. During the years ended December 31, 2024, 2023 and 2022, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $7.7 million, $8.9 million and $13.1 million, respectively.

(12)INDEBTEDNESS

Credit Facility

On April 3, 2023, the Company entered into a Seventh Amendment to the Credit Agreement which replaces the use of LIBOR with SOFR as of the date of the amendment, and, therefore, will affect the interest rates paid for a portion of the Credit Facility starting in the second quarter of 2023. The Credit Facility matures on November 23, 2026. The Company primarily uses the Credit Facility to fund working capital, general operations and other strategic activities.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period and returning to a leverage ratio of 3.50 to 1.00 as of the end of the first quarter of 2026. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed, to certain other changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount. The term of the Credit Facility remained unchanged through November 23, 2026.

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

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions of which failure to comply could result in a default under the Credit Agreement. As of the issuance of these financial statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements, its capital expenditures and to continue to comply with the amended debt covenants for the next 12 months. In the event that the Company does not remain in compliance with the financial covenants under the Credit Facility, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital.

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

As of December 31, 2024, and 2023, the Company had borrowings of $975.0 million and $995.0 million, respectively, under its Credit Agreement and its average daily utilization was $1,050.3 million and $1,072.4 million for the years ended December 31, 2024 and 2023, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $225 million as of December 31, 2024. As of December 31, 2024, the Company was in compliance with all covenants and conditions under its Credit Agreement.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(13)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2024, outstanding letters of credit under the Credit Facility totaled $0.2 million. As of December 31, 2024, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(14)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred Revenue - Current	$64,752	$81,171
Deferred Revenue - Long-term (included in Other long-term liabilities)	4,414	4,814
Total Deferred Revenue	$69,166	$85,985

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred Costs - Current (included in Prepaids and other current assets)	$31,238	$32,672
Deferred Costs - Long-term (included in Other long-term assets)	18,964	24,245
Total Deferred Costs	$50,202	$56,917

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2023	$85,985
Additions	263,958
Amortization	(280,777)
Balance as of December 31, 2024	$69,166

Revenue recognized for the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $81.2 million. Revenue recognized for the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $87.7 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

As of December 31, 2024, the Company’s RPO was $410.8 million, which will be delivered and recognized within the next six years. The Company expects to recognize approximately 63% of the RPO over the next 12 months, 22% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

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

The Company’s real estate portfolio typically includes one or more options to renew, with renewal terms that generally can extend the lease term from one to 9 years. The exercise of these lease renewal options is at the Company’s discretion and is included in the lease term only if the Company is reasonably certain to exercise. The Company also has service arrangements whereby it controls specific space provided by a third-party service provider. These arrangements meet the definition of a lease and are accounted for under ASC 842. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in the Consolidated Statements of Comprehensive Income (Loss). The Company’s lease agreements do not contain any material residual value guarantees or restrictive guarantees.

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Location in Statements of	Year Ended December 31,
Description	Comprehensive Income (Loss)	2024	2023	2022
Amortization of ROU assets - finance leases	Depreciation and amortization	$2,283	$2,832	$3,785
Interest on lease liabilities - finance leases	Interest expense	184	115	79
Operating lease cost (cost resulting from lease payments)	Cost of services	35,957	36,872	34,786
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,384	1,625	2,524
Operating lease cost (cost resulting from lease payments)	Restructuring	1,116	788	925
Operating lease cost	Impairment	3,980	10,096	4,821
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	1,294	1,352	1,298
Short-term lease cost	Cost of services	2,211	1,182	3,428
Variable lease cost (cost excluded from lease payments	Cost of services	777	827	1,320
Less: Sublease income	Selling, general and administrative	—	(555)	(710)
Less: Sublease income	Other income (expense), net	(2,893)	(3,034)	(2,748)
Total lease cost		$46,293	$52,100	$49,508

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other supplementary information for the years ended December 31, 2024, 2023 and 2022 are as follows (dollar values in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease - operating cash flows	$59	$38	$26
Finance lease - financing cash flows	$2,405	$2,527	$3,087
Operating lease - operating cash flows (fixed payments)	$46,785	$49,691	$51,693
New ROU assets - operating leases	$3,357	$28,024	$36,040
Renewals of ROU assets - operating leases	$8,811	$44,129	$10,629
New ROU assets - finance leases	$886	$3,124	$483

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average remaining lease term - finance leases	1.82 years	2.22 years	1.87 years
Weighted average remaining lease term - operating leases	3.57 years	4.12 years	4.06 years
Weighted average discount rate - finance leases	6.16%	5.51%	2.07%
Weighted average discount rate - operating leases	7.27%	6.88%	4.91%

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of December 31, 2024 and 2023 are as follows (in thousands):

Description	Location in Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$91,263	$121,574
Finance lease assets	Property, plant and equipment, net	2,709	4,106
Total leased assets		$93,972	$125,680

Liabilities
Current
Operating	Current operating lease liabilities	$33,358	$38,271
Finance	Other current liabilities	1,662	2,100
Non-current
Operating	Non-current operating lease liabilities	71,008	96,809
Finance	Other long-term liabilities	1,076	1,887
Total lease liabilities		$107,104	$139,067

The future minimum operating lease and finance lease payments required under non-cancelable leases as of December 31, 2024 and 2023 are as follows (in thousands):

December 31, 2024

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$39,343	$(3,476)	$1,699
Year 2	32,980	(965)	1,024
Year 3	27,402	(363)	156
Year 4	12,439	—	—
Year 5	2,936	—	—
Thereafter	3,931	—	—
Total minimum lease payments	$119,031	$(4,804)	$2,879
Less imputed interest	(14,665)		(142)
Total lease liability	$104,366		$2,737

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2023

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$46,258	$(3,038)	$2,155
Year 2	36,683	(3,015)	1,378
Year 3	30,984	(490)	704
Year 4	25,539	—	—
Year 5	11,794	—	—
Thereafter	6,267	—	—
Total minimum lease payments	$157,525	$(6,543)	$4,237
Less imputed interest	(22,445)		(250)
Total lease liability	$135,080		$3,987

In 2008, the Company sub-leased one of its customer engagement centers to a third party for the remaining term of the lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2026. In 2019, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on March 1, 2019 and ended July 21, 2023. In 2020, the Company sub-leased one of its office spaces for the remaining term of the original lease. The sub-lease began on February 6, 2020 and ended on June 14, 2023. In 2022, the Company sub-leased one of its office spaces for the majority of the remaining term of the original lease. The sub-lease began on June 29, 2022 and ended January 31, 2024. In 2024, the Company sub-leased one of its office spaces for the majority of the remaining term of the original lease. The sub-lease began on July 12, 2024 and is scheduled to end September 30, 2027.

(16) OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023

Deferred revenue	$4,414	$4,814
Deferred compensation plan	34,914	30,999
Other	28,532	36,270
Total	$67,860	$72,083

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2021	$(95,547)	$(40)	$(2,839)	$(98,426)

Other comprehensive income (loss) before reclassifications	(28,187)	(2,023)	18	(30,192)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,152	165	2,317
Net current period other comprehensive (income) loss	(28,187)	129	183	(27,875)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	30,891	9,160	(39)	40,012
Amounts reclassified from accumulated other comprehensive income (loss)	(301)	(2,934)	(352)	(3,587)
Net current period other comprehensive income (loss)	30,590	6,226	(391)	36,425

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(30,677)	(9,988)	31	(40,634)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,910)	299	(1,611)
Net current period other comprehensive income (loss)	(30,677)	(11,898)	330	(42,245)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2024	2023	2022	(Loss) Classification

Derivative valuation
(Gain)/loss on foreign currency forward exchange contracts	$2,582	$3,964	$(2,906)	Revenue
Tax effect	(672)	(1,030)	754	Provision for income taxes
	$1,910	$2,934	$(2,152)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(349)	$391	$(183)	Cost of services
Gain on liquidation	19	—	—	Other income (expense), net
Tax effect	31	(39)	18	Provision for income taxes
	$(299)	$352	$(165)	Net income (loss)

(18)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022

Shares used in basic earnings per share calculation	47,614	47,335	47,121
Effect of dilutive securities:
Restricted stock units	—	78	205
Performance-based restricted stock units	—	6	9
Total effects of dilutive securities	—	84	214
Shares used in dilutive earnings per share calculation	47,614	47,419	47,335

For the years ended December 31, 2024, 2023 and 2022, restricted stock units of 2.6 million, 0.9 million, and 0.5 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $9.4 million, $11.6 million and $12.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Equity Compensation Plans

In February 2020, the Company adopted the TTEC Holdings, Inc., 2020 Equity Incentive Plan (the “2020 Plan”), which permits awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock, performance stock units and restricted stock units. The 2020 Plan will also provide for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees under the 2020 Plan generally vest over three to five years and have a contractual life of ten years. Options issued to Directors vest over one year and have a contractual life of ten years. At the 2020 Annual Stockholder Meeting, the Company received shareholder approval for the 2020 Plan, including 4.0 million shares of common stock to be reserved for issuance under the Plan. At the 2024 Annual Stockholder Meeting, the Company received shareholder approval for an additional 4.5 million shares of TTEC common stock to be reserved for future issuance under the Plan.

The following table presents the total equity-based compensation expense (stock options and RSUs) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Equity-based compensation expense recognized in Cost of services	$7,237	$9,766	$7,175
Equity-based compensation expense recognized in Selling, general and administrative	11,453	12,305	10,396
Total equity-based compensation expense	$18,690	$22,071	$17,571

Total tax benefit recognized	$747	$2,329	$5,512

Restricted Stock Units

2022, 2023 and 2024 RSU Awards: The Company granted RSUs in 2022, 2023 and 2024 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2022, 2023 and 2024 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2024, 2023, and 2022 was $6.55, $33.34, and $65.36, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $22.6 million, $17.7 million, and $18.4 million, respectively.

Performance Based Restricted Stock Unit Grants

During 2020, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $0.2 million and $2.0 million and vest immediately. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded are based on the Company’s annual revenue and adjusted operating income for the fiscal year 2022. Fiscal year’s 2022 revenue and adjusted operating income determined the award amount. The Company recognized compensation expense related to the 2020 PRSUs of $1.2 million for the year ended December 31, 2022 with 35,870 shares issued in March 2023.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2021, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company's annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.7 million for the year ended December 31, 2023 with 7,452 shares issued in March 2024.

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions:  ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets are met, the annual value of the PRSUs issued will be between $0.9 million and $3.5 million and vest in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2024. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the number of shares of PRSUs issued will be between 0.0 million shares and 0.5 million shares and will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares to be awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for the fiscal year 2025. For the ordinary course annual PRSUs, no expense was recognized for the year ended December 31, 2024. Expense for the one-time stretch financial goals PRSUs will begin at the start of the requisite service periods, beginning January 1, 2025.

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs issued will be between zero and $8.9 million and vest immediately in 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares that will be awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2023. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2025.

During 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $5.9 million that vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2026.

A summary of the status of the Company’s non-vested RSUs and PRSUs and activity for the year ended December 31, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2023	1,604,273	$51.61
Granted	4,330,717	$6.55
Vested	(464,121)	$49.22
Cancellations/expirations	(1,225,623)	$23.12
Unvested as of December 31, 2024	4,245,246	$14.13

All 2010 equity plan RSUs vested during the year ended December 31, 2024 were issued out of treasury stock. Beginning in the third quarter of 2024, all vesting will be from the 2020 equity plan and new common shares will be issued. As of December 31, 2024, there was approximately $29.2 million of total unrecognized compensation expense and approximately $21.2 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)STOCK REPURCHASE PROGRAM

In 2001, the Company launched a stock repurchase program under the terms of which it returned capital to stockholders by purchasing the Company stock in the public market, as authorized by its Board of Directors from time to time. The Board has not authorized stock repurchases since 2017 and has no current plans to authorize additional repurchases in 2025.

(21)NON-QUALIFIED DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan for executive officers and other eligible employees that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment (the “NQ Deferred Compensation Plan”). The Plan allows for deferral of up to 75% of a participant’s base salary, bonus, commissions, and any amounts that U.S. highly compensated employees are limited from contributing into TTEC’s Deferred Tax Retirement Savings Plan (the “401K Plan”). All amounts deferred under the Plan are unfunded, unsecured obligations and are recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the 401K Plan. Amounts contributed and deferred under the Plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a portion of its exposure including a Company owned life insurance policy held in a rabbi trust. In the fourth quarter of 2024 the Company suspended additional deferrals into the Plan for 2025 and until further notice.

(22)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During 2024, 2023 and 2022, the Company expensed $0.6 million, $1.0 million and $0.5 million, respectively, to Avion and Airmax for services provided to the Company. There was $36 thousand in payments due and outstanding to Avion and Airmax as of December 31, 2024.

Ms. Regina M. Paolillo, former Global Chief Operating Officer of the Company, was a member of the board of directors of Welltok, Inc., a consumer health SaaS company, and partner of the Company in the TTEC Welltok joint venture. During the year ended December 31, 2022 the Company recorded revenue of $0.5 million in connection with work performed through the joint venture. As of December 2021, Ms. Paolillo is no longer a member of the board of directors and the joint venture has been wound down.

Ms. Michelle Swanback, former President of the Company, is a member of the board of directors of WTW (NYSE:WTW) (aka “Willis”), that provides compensation consulting and insurance brokerage services to the Company. During the years ended December 31, 2024 and 2023, the Company expensed $2.8 million and $3.8 million, respectively, for these services. Ms. Swanback resigned from the Company effective on December 31, 2024.