Form 10-Q
period 2025-03-31
TTEC Holdings, Inc.
filed 2025-05-08
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-11919

TTEC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Congress Avenue, Suite 1425

Austin, Texas 78701

(Address of principal executive offices)

Registrant’s telephone number, including area code: (303) 397-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of TTEC Holdings, Inc., $0.01 par value per share	TTEC	NASDAQ

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of May 1, 2025, there were 47,833,188 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$85,135	$84,991
Accounts receivable, net of allowance of $4,770 and $5,244, respectively	440,190	452,573
Prepaids and other current assets	109,611	92,947
Income and other tax receivables	20,301	21,785
Total current assets	655,237	652,296

Long-term assets
Property, plant and equipment, net	123,274	132,051
Operating lease assets	84,944	91,263
Goodwill	571,919	571,197
Deferred tax assets, net	8,757	8,498
Other intangible assets, net	157,098	164,808
Income and other tax receivables, long-term	24,279	31,781
Other long-term assets	100,728	101,486
Total long-term assets	1,070,999	1,101,084
Total assets	$1,726,236	$1,753,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,406	$84,180
Accrued employee compensation and benefits	116,779	137,636
Other accrued expenses	25,647	22,578
Income tax payable	8,521	3,007
Deferred revenue	70,675	64,752
Current operating lease liabilities	32,116	33,358
Other current liabilities	3,159	8,425
Total current liabilities	334,303	353,936

Long-term liabilities
Line of credit	964,000	975,000
Deferred tax liabilities, net	19,629	17,457
Non-current operating lease liabilities	65,236	71,008
Other long-term liabilities	61,562	67,860
Total long-term liabilities	1,110,427	1,131,325
Total liabilities	1,444,730	1,485,261

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 47,804,123 and 47,749,494 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	478	477
Additional paid-in capital	423,368	420,181
Treasury stock at cost: 34,328,112 and 34,328,112 shares as of March 31, 2025 and December 31, 2024, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(122,973)	(132,121)
Retained earnings	548,001	546,617
Noncontrolling interest	17,532	17,865
Total stockholders’ equity	281,506	268,119
Total liabilities and stockholders’ equity	$1,726,236	$1,753,380

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$534,228	$576,638

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	414,547	453,818
Selling, general and administrative	70,037	74,575
Depreciation and amortization	22,698	25,145
Restructuring charges, net	1,996	249
Impairment losses	761	140
Total operating expenses	510,039	553,927

Income from operations	24,189	22,711

Other income (expense)
Interest income	4,580	983
Interest expense	(19,797)	(21,071)
Other income (expense), net	3,589	206
Total other income (expense)	(11,628)	(19,882)

Income (loss) before income taxes	12,561	2,829

Provision for income taxes	(9,315)	(2,329)

Net income (loss)	3,246	500

Net income (loss) attributable to noncontrolling interest	(1,862)	(2,805)

Net (loss) income attributable to TTEC stockholders	$1,384	$(2,305)

Other comprehensive income (loss)
Net income (loss)	$3,246	$500
Foreign currency translation adjustments	6,638	(3,837)
Derivative valuation, gross	2,468	(310)
Derivative valuation, tax effect	—	75
Other, net of tax	58	121
Total other comprehensive income (loss)	9,164	(3,951)
Total comprehensive income (loss)	12,410	(3,451)

Less: Comprehensive income attributable to noncontrolling interest	(1,878)	(2,711)

Comprehensive (loss) income attributable to TTEC stockholders	$10,532	$(6,162)

Weighted average shares outstanding
Basic	47,771	47,432
Diluted	48,225	47,587

Net income (loss) per share attributable to TTEC stockholders
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2024 and 2025

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542
Net income	—	—	—	—	—	(2,305)	2,805	500
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,520)	(2,520)
Foreign currency translation adjustments	—	—	—	—	(3,743)	—	(94)	(3,837)
Derivatives valuation, net of tax	—	—	—	—	(235)	—	—	(235)
Vesting of restricted stock units	20	—	332	(459)	—	—	—	(127)
Equity-based compensation expense	—	—	—	5,812	—	—	—	5,812
Other, net of tax	—	—	—	—	121	—	—	121
Balance as of March 31, 2024	47,447	$474	$(589,475)	$412,768	$(93,733)	$865,277	$17,098	$612,409

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net (loss) income	—	—	—	—	—	1,384	1,862	3,246
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,211)	(2,211)
Foreign currency translation adjustments	—	—	—	—	6,622	—	16	6,638
Derivatives valuation, net of tax	—	—	—	—	2,468	—	—	2,468
Vesting of restricted stock units	55	1	—	(63)	—	—	—	(62)
Equity-based compensation expense	—	—	—	3,250	—	—	—	3,250
Other, net of tax	—	—	—	—	58	—	—	58
Balance as of March 31, 2025	47,804	$478	$(584,900)	$423,368	$(122,973)	$548,001	$17,532	$281,506

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,246	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,698	25,145
Amortization of contract acquisition costs	494	283
Amortization of debt issuance costs	510	643
Imputed interest expense and fair value adjustments to contingent consideration	—	(1,240)
Provision for credit losses	251	(31)
(Gain) loss on disposal of assets	316	510
Impairment losses	761	140
Deferred income taxes	1,913	(12,628)
Excess tax benefit from equity-based awards	236	292
Equity-based compensation expense	3,250	5,812
Loss (gain) on foreign currency derivatives	(68)	77
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,189	(11,301)
Prepaids and other assets	(1,720)	3,094
Accounts payable and accrued expenses	(14,204)	(25,845)
Deferred revenue and other liabilities	(10,280)	(1,080)
Net cash (used in) provided by operating activities	21,592	(15,629)

Cash flows from investing activities
Proceeds from sale of long-lived assets	127	25
Purchases of property, plant and equipment, net of acquisitions	(5,406)	(13,473)
Net cash used in investing activities	(5,279)	(13,448)

Cash flows from financing activities
Net proceeds (borrowings) from line of credit	(11,000)	(42,000)
Payments on other debt	(462)	(741)
Payments of debt issuance costs	—	(1,100)
Payments to noncontrolling interest	(2,211)	(2,520)
Tax payments related to issuance of restricted stock units	(62)	(127)
Net cash used in financing activities	(13,735)	(46,488)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,434)	1,847

Decrease in cash, cash equivalents and restricted cash	144	(73,718)
Cash, cash equivalents and restricted cash, beginning of period	84,991	173,905
Cash, cash equivalents and restricted cash, end of period	$85,135	$100,187

Supplemental disclosures
Cash paid for interest	$19,242	$19,755
Cash paid for income taxes	$4,898	$17,561
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$—	$200
Acquisition of equipment through increase in accounts payable, net	$(637)	$(2,426)
Dividend declared but not paid	$—	$2,847

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of March 31, 2025, TTEC served approximately 700 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During the first quarter of 2025, the TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with contribution from approximately 50,000 customer care associates, consultants, technologists, and CX professionals.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries and its 55% equity owned subsidiary Percepta, LLC. All intercompany balances and transactions have been eliminated in consolidation.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, litigation reserves, restructuring reserves, allowance for credit losses, contingent consideration, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial due to the Company’s focus on managing its collection processes to reduce its credit risk. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across multiple investment-grade financial institutions.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which relates to disclosures regarding a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted the standard December 31, 2024, retrospectively to all periods presented in the financial statements. The adoption resulted in the Company adding the required detailed segment information within the Company’s segment disclosure footnote.

Other Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is assessing the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to impact the Company’s consolidated balance sheets, income statements or related disclosures.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

During the second quarter of 2023, the contingent payment obligation was modified to a minimum payment of $7.4 million and a maximum payment of $10.4 million. An initial payment of $7.4 million was completed in May 2023. During 2023, a combined $3.0 million net expense was recorded related to fair value adjustments for the estimated contingent payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. During 2024, a combined $1.5 million net gain was recorded related to fair value adjustments for the estimated contingent consideration payment based on changes in estimated EBITDA, the timing of cash flows and market interest rate changes. These benefits (expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). The earn-out period was completed at the end of January 2025. Based on final results, no final earn-out payment was required.

(3)SEGMENT INFORMATION

The Company has two reportable segments, TTEC Digital and TTEC Engage, based on nature of product and independent management of each business segment. Each segment is led by a senior executive reporting to the CEO and the products and services sold are described below. Resources are allocated and performance is assessed by our CEO, who holds the function of Chief Operating Decision Maker (“CODM”) for the purposes of these disclosures. The CODM uses income from operations to assess the performance of each segment in the budgeting and forecasting process and when making decisions regarding allocating capital and personnel to the segments.

TTEC Digital and the CX Technology Services Industry

TTEC Digital clients are seeking solutions in many areas including cost optimization, CX technology modernization, including migration to a more agile cloud-based ecosystem, improved CX talent and expertise, and other practical solutions to further enable CX applications, such as the design, implementation and pragmatic delivery of AI capabilities. TTEC Digital takes a technology agnostic approach to these challenges and focuses on designing and delivering solutions to each client’s specific business needs at the intersection of contact center, CRM, and AI and Analytics. TTEC Digital supports the majority of CX platform and solution requirements through its strategic partnerships with the leading CX software vendors including Genesys, Microsoft, Cisco, AWS, Google, Salesforce, ServiceNow, and Nice among others.

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

TTEC Engage goes to market through a vertical approach with customized solutions that include industry-specific talent, technology, certifications, and capabilities. For example, in the Banking, Financial Services and Insurance (“BFSI”) vertical, the Company supports several lines of business with customized offerings for retail banking, online banking, credit card, property and casualty and loans. In healthcare, the segment supports care, technical support, revenue generation and back-office capabilities to meet the needs of payer, provider, clinical and pharma clients.

The Company allocates to each segment its portion of corporate operating expenses following the Company’s standard accounting policies.

The following tables present certain financial data by segment (in thousands). The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Three Months Ended March 31, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$426,188	$108,040	$534,228
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	342,162	72,385	414,547
Selling, general and administrative	47,483	22,554	70,037
Depreciation and amortization	16,206	6,492	22,698
Other segment items(2)	2,012	745	2,757
Income from operations	18,325	5,864	24,189
Interest income			4,580
Interest expense			(19,797)
Other income (expense), net			3,589
Income before income taxes			12,561

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$464,607	$112,031	$576,638
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	375,009	78,809	453,818
Selling, general and administrative	51,288	23,287	74,575
Depreciation and amortization	18,095	7,050	25,145
Other segment items(2)	792	(403)	389
Income from operations	19,423	3,288	22,711
Interest income			983
Interest expense			(21,071)
Other income (expense), net			206
Income before income taxes			2,829

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended
	March 31,
	2025	2024
Capital Expenditures
TTEC Digital	$2,106	$1,787
TTEC Engage	3,300	11,686
Total	$5,406	$13,473

	March 31, 2025	December 31, 2024
Total Assets
TTEC Digital	$769,068	$776,099
TTEC Engage	957,168	977,281
Total	$1,726,236	$1,753,380

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
United States / Canada	$369,029	$386,916
Philippines / Asia Pacific / India	91,254	120,465
Europe / Middle East / Africa	47,549	38,844
Latin America	26,396	30,413
Total	$534,228	$576,638

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2025; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.4% and 10.8% of total revenue for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it was exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2025 beyond what was already recognized.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$5,244	$2,248
Provision for credit losses	251	(31)
Uncollectible receivables written-off	(725)	(150)
Effect of foreign currency	—	(2)
Balance, end of period	$4,770	$2,065

Accounts Receivable Factoring Agreement

In the third quarter of 2024, the Company terminated its Uncommitted Receivables Purchase Agreement (“Agreement”) with BMO Bank, N.A. (“Bank”, or “BMO”), under the terms of which the Company had the right to sell, on a revolving basis, U.S. accounts receivables of certain clients at a discount to the Bank for cash on a limited recourse basis. The sales of accounts receivable in accordance with the prior Agreement were reflected as a reduction of Accounts Receivable, net on the Consolidated Balance Sheets. The Company retained no interest in the sold receivables but did retain all collection responsibilities on behalf of the Bank. The discount on the accounts receivable sold was recorded within Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The cash proceeds from the prior Agreement were included in the change in accounts receivable within the operating activities section of the Consolidated Statements of Cash Flow.

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2024	Adjustments	Impairments	Currency	2025

TTEC Digital	$498,213	$—	$—	$483	$498,696
TTEC Engage	72,984	—	—	239	73,223
Total	$571,197	$—	$—	$722	$571,919

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company performs an annual goodwill impairment assessment on December 1st, or more frequently, if indicators of impairment exist. The Company also monitors its reporting units for any triggering events and performs qualitative assessments of impairment indicators. During the Company’s annual impairment testing as of December 1, 2024, the Company identified all three reporting units, Engage, Digital Recurring and Digital Professional Services as being at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change.

The carrying value of Engage was $612.0 million at December 1, 2024, including approximately $73.0 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Engage reporting unit exceeded its carrying value by approximately 17%. If all assumptions are held constant, either a 6.4% increase in the discount rate or a 19.7% decrease in each year’s projected revenue over the forecast period would result in approximately a $103.0 million decrease in the estimated fair value of the Engage reporting unit. Such a change in either of these assumptions individually would have resulted in the Engage reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2024.

The carrying value of Digital Recurring was $433.5 million at December 1, 2024, including approximately $310.2 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Recurring reporting unit exceeded its carrying value by approximately 7%. If all assumptions are held constant, either a 1.7% increase in the discount rate or a 2.6% decrease in each year’s projected revenue over the forecast period would result in approximately a $30.0 million decrease in the estimated fair value of the Digital Recurring reporting unit. Such a change in either of these assumptions individually would have resulted in the Digital Recurring reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2024.

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

Outside of our annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the first quarter of 2025, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)DERIVATIVES

TTEC’s Financial Risk Management Committee (“FRMC”) monitors cash flow and fair value foreign exchange exposures and interest rate exposures on a worldwide basis, assesses the potential economics and earnings impact from foreign exchange and/or interest rate fluctuations, and deploys risk management policies and solutions to reduce volatility related to TTEC’s exposure to foreign exchange rate changes and interest rate changes.

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

The Company also enters into fair value derivative contracts that hedge against foreign currency exchange gains and losses primarily associated with short-term payables and receivables. These swap contracts are not designated as hedges under ASC Topic 815, Derivatives and Hedging.

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2025, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$698	$42
Other long-term assets	54	—
Other current liabilities	(1,166)	(150)
Other long-term liabilities	(485)	—
Total fair value of derivatives, net	$(899)	$(108)

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

Cash Flow Hedges

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

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2025 and December 31, 2024 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,657,000	81,212	(1)	71.9%	March 2027
Mexican Peso	441,500	21,525		71.1%	December 2026
		$102,737

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2025 and December 31, 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$2,340	$966

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$(173)	$1,624
Provision for income taxes	45	(423)
Net income (loss)	$(128)	$1,201

(1) As a result of the valuation allowance recorded in Q2 2024 against the Company’s U.S. Deferred Tax Assets, there is no tax impact recognized in Other comprehensive income (loss) for unrealized foreign exchange cash flow hedge gains or losses in 2025.

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in “Accumulated other comprehensive income (loss)” in our unaudited consolidated statements of stockholders’ equity is presented in Note 12.

Fair Value Hedges

Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings in Other income (expense), net on a before tax basis and are offset by gains and losses on the related hedged items.

The Company’s volume of foreign exchange fair value derivative contracts as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of March 31, 2025 (2)	Amount	Amount
Australian Dollar	3,950	$2,485
Canadian Dollar	7,220	5,044
Euro	10,400	11,236
British Pound	4,000	5,178
Mexican Peso	266,000	13,118
New Zealand Dollar	3,968	2,278
Polish Zloty	10,000	2,590
		$41,929

(2) All fair value hedges are short-term and matured in April 2025.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2024 (3)	Amount	Amount
Australian Dollar	3,850	$2,393
Canadian Dollar	5,850	4,137
Euro	11,000	11,456
British Pound	5,600	7,066
Mexican Peso	130,000	6,307
New Zealand Dollar	3,400	1,914
		$33,273

(3) All fair value hedges are short-term and matured in January 2025.

The amounts and location of before tax gains and losses on Fair Value Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Foreign Exchange Fair Value Derivatives, not designated as Hedging Instruments:

Other income (expense), net	$48	$226

The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

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

The following presents information as of March 31, 2025 and December 31, 2024 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 10). As of March 31, 2025 and December 31, 2024, the Company had $964.0 million and $975.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2025 outstanding borrowings accrued interest at an average rate of 7.4% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2025, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(899)	$—	$(899)
Fair value hedges	—	(108)	—	(108)
Total net derivative asset (liability)	$—	$(1,007)	$—	$(1,007)

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,367)	$—	$(3,367)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(3,544)	$—	$(3,544)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s fair value measurements as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	32,242	—	—
Total assets	$32,242	$—	$—

Liabilities
Derivative instruments, net	$—	$(1,007)	$—
Contingent consideration	—	—	—
Total liabilities	$—	$(1,007)	$—

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	33,269	—	—
Total assets	$33,269	$—	$—

Liabilities
Derivative instruments, net	$—	$(3,544)	$—
Contingent consideration	—	—	—
Total liabilities	$—	$(3,544)	$—

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During 2022 and 2023, fair value adjustments of a $2.9 million benefit and a $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract, and a complete reduction for the second contract as it was not awarded to the Company. During 2024, a fair value adjustment of a $1.5 million benefit was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and updated EBITDA estimates. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, the contingent consideration payment was accrued at $0.0 million. The earn-out period was completed at the end of January 2025. Based on final results, no final earn-out payment was required.

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2025 and 2024, TTEC Digital recognized insignificant impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment. During the three months ended March 31, 2025 and 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.7 million and $0.1 million, respectively.

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

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2025 estimated annual effective tax rate of 25.2%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the three months ended March 31, 2025 was 74.2%. This rate was the result of low year-to-date income, the exclusion of losses related to entities with a full valuation allowance and includes $1.2 million of expense related to interest payments received.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2017, December 31, 2018, and from December 31, 2020 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit with respect to income taxes for the United States for tax year 2017 and 2018, the Philippines for tax years 2021 to 2023, Canada for tax year 2021, and India for tax years 2017 through 2023. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar 2 framework, became effective across various countries in 2024, as each country works to enact legislation influenced by the OECD Pillar 2 rules. The Company does not expect the adoption of the Pillar 2 framework to have a material impact on its effective tax rate and the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which it operates.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended March 31, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.02, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had borrowings of $964.0 million and $975.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,042.8 million and $1,072.0 million for the three months ended March 31, 2025 and 2024, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $230.0 million as of March 31, 2025. As of March 31, 2025, the Company was in compliance with all covenants and conditions under its Credit Agreement.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Letters of Credit

As of March 31, 2025, outstanding letters of credit under the Credit Facility totaled $5.2 million. As of March 31, 2025, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the three months ended March 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was $31.3 million. Revenue recognized for the three months ended March 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $57.9 million.

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

As of March 31, 2025, the Company’s RPO was $420.2 million, which will be delivered and recognized within the next six years. The Company expects to recognize approximately 63% of the RPO over the next 12 months, 22% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(3,743)	966	12	(2,765)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,201)	109	(1,092)
Net current period other comprehensive income (loss)	(3,743)	(235)	121	(3,857)

Accumulated other comprehensive income (loss) at March 31, 2024	$(96,887)	$6,080	$(2,926)	$(93,733)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	6,622	2,340	6	8,968
Amounts reclassified from accumulated other comprehensive income (loss)	—	128	52	180
Net current period other comprehensive income (loss)	6,622	2,468	58	9,148

Accumulated other comprehensive income (loss) at March 31, 2025	$(117,199)	$(3,115)	$(2,659)	$(122,973)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2025	2024	(Loss) Classification
Derivative valuation
Gain on foreign currency forward exchange contracts	$(173)	$1,624	Revenue
Tax effect	45	(423)	Provision for income taxes
	$(128)	$1,201	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(58)	$(121)	Cost of services
Gain on liquidation	—	—	Other income (expense), net
Tax effect	6	12	Provision for income taxes
	$(52)	$(109)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Shares used in basic earnings per share calculation	47,771	47,432
Effect of dilutive securities:
Restricted stock units	454	150
Performance-based restricted stock units	—	5
Total effects of dilutive securities	454	155
Shares used in dilutive earnings per share calculation	48,225	47,587

For the three months ended March 31, 2025 and 2024, there were 2.5 million and 0.9 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Equity-based compensation expense recognized in Cost of services	$1,128	$2,245
Equity-based compensation expense recognized in Selling, general and administrative	2,122	3,567
Total equity-based compensation expense	$3,250	$5,812

Restricted Stock Unit Grants

During the three months ended March 31, 2025 and 2024, the Company granted 116,188 and 346,507 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $3.3 million and $5.8 million three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $23.7 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Performance Based Restricted Stock Unit Grants

During 2022, the Company made awards of two different PRSU programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets were met, the annual value of the PRSUs issued would be between $0.9 million and $3.5 million and vest in March 2025. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded were based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the 2022 ordinary course annual PRSUs, no shares were issued in March 2025 as defined minimum targets were not met. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the Company will issue between 0.0 million and 0.5 million PRSUs that will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for fiscal year 2025. The Company did not recognize any compensation expense related to these awards for the three months ended March 31, 2025, as they were not deemed probable of being achieved.

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $8.9 million that will vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. Expense for these awards began at the start of the requisite service period, beginning January 1, 2025. The Company did not recognize any compensation expense related to these awards for the three months ended March 31, 2025, as they were not deemed probable of being achieved.

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $4.0 million that vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2026.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2025 and 2024, the Company expensed $0.2 million and $0.1 million, respectively, to Avion and Airmax for services provided to the Company. There was $108 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2025.

Ms. Michelle Swanback, President of the Company, is a member of the board of directors of WTW (NYSE:  WTW) (fka “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the three months ended March 31, 2024, the Company expensed $0.8 million for these services. Ms. Swanback resigned from the Company effective on December 31, 2024.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider, carefully, the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in Part II Item 1A. Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations, our strategy and our industry, including the risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital’s clients’ transition to public cloud and SaaS solutions, risks specific to remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands risks specific to operational controls and employee fraud, risks related to the accuracy of client forecasting, risks arising from our long sales cycles and lead time to revenue, risks specific to the inherent conflict between necessary cost containment and the need for investment to support new offerings in a competitive market, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks inherent in M&A activity, risks of our financial operations, including risks related to our leverage and debt service obligations, risks specific to our cost containment measures, risks specific to restrictions on our operations built into our credit facility, risks to our profitability due to inflationary pressures on our delivery costs that cannot be passed on to clients, impact on our profitability due to contract terms typical in our industry, risks to profitability due to contractual risk transfer for things we cannot always control or insure against, foreign currency exchange risks, changes in income tax rates, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments, risks related to our use of technology and third party services, including possible disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies, and the growing reliance on third parties for data, cloud and SaaS services, risks specific to legal and regulatory matters that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, high cost and reputational damage of wage and hour and ERISA class action lawsuits, uncertainty in AI regulatory environments, risks specific to IP protection and infringement, and ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience, and risks related to the ownership of our common stock, including risks related to the proposal to take the company private which is currently being considered by the special committee of our board of directors, risks inherent in our capital structure; our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock; and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

Our forward-looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission. We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Forms 10-Q or 8-K. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of March 31, 2025, TTEC served approximately 700 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During 2025, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with the help of approximately 50,000 customer care associates, technologists, and CX professionals.

Our revenue for first quarter 2025 was $534.2 million, of which approximately $108.0 million, or 20.2% was generated from our TTEC Digital segment and $426.2 million, or 79.8%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the first quarter of 2025, our revenue decreased $42.4 million, or 7.4%, to $534.2 million over the same period in 2024 including a decrease of $6.0 million, or 1.0%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $4.0 million, or 3.6%, decrease for TTEC Digital and a decrease of $38.4 million, or 8.3%, for TTEC Engage.

Our first quarter 2025 income (loss) from operations increased $1.5 million, or 6.6%, to $24.2 million or 4.5% of revenue, compared to $22.7 million or 3.9% of revenue in the first quarter of 2024. The increase in operating income margin is due to several factors across both segments. The TTEC Digital operating margin increased 2.5% over the same period last year primarily due to lower employee-related costs and improved utilization. The TTEC Engage operating margin increased 0.1% over the same period last year due to improved operational performance partially offset by lower revenue and higher restructuring and impairment expenses.

Income (loss) from operations in the first quarter of 2025 and 2024 included $2.8 million and $0.4 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning 15 countries serve clients based in the U.S. and in other countries with 24,000 workstations, representing 82% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 34% of our revenue for the first quarter of 2025, as compared to 32% of our revenue for the corresponding period in 2024.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2025, the total production workstations for our TTEC Engage segment was 29,140, a net decrease of 1,600 workstations over the same period last year, with an overall capacity utilization 71% versus 76% in the prior year period, The decline was primarily driven by decreased seat reservations in the Philippines and U.S., partially offset by footprint increases in other geographies.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recent Developments

As previously disclosed in the Company’s press release of September 30, 2024, the Company’s Board of Directors has established a special committee consisting of independent directors (the “Special Committee”) to evaluate the unsolicited, preliminary, non-binding proposal from TTEC founder, Chairman and Chief Executive Officer, Kenneth Tuchman, to take the Company private at a proposed purchase price of $6.85 per share to the Company’s other shareholders (“Non-Binding Proposal”). Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock, as set forth in Amendment No. 3 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on September 30, 2024. The Non-Binding Proposal is conditioned on, among other things, the receipt of financing for the transaction, the negotiation and execution of a definitive agreement, approval and recommendation of the proposal by the Special Committee, and approval by holders of a majority of the shares of the Company’s common stock not owned by Mr. Tuchman, his affiliates, and the Company’s executive management. On April 1, 2025 the Special Committee issued a press release reporting that it has completed its review of the Non-Binding Proposal and its preliminary valuation analysis of the Company and remains ready to consider and engage with Mr. Tuchman with respect to a definitive transaction proposal.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Although, as a smaller reporting company, we are eligible to provide scaled disclosures in our filings with the SEC, the Company elected not to avail itself of this relief in this Quarterly Report on Form 10-Q and will continue to provide the same level of disclosures as in its most recent fiscal periods. The Company may re-evaluate this decision at a later date.

Recently Issued Accounting Pronouncements

Refer to Part I, Item I, Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2025 and 2024 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$108,040	$112,031	$(3,991)	(3.6)%
Operating Income	5,864	3,288	2,576	78.3%
Operating Margin	5.4%	2.9%

The decrease in revenue for the TTEC Digital segment was driven by the non-recurring and large one-time on-premise related revenue in the prior year. The remaining TTEC Digital portfolio was up 2.8% year over year.

The operating income increase was primarily related to lower employee related costs and improved utilization. Operating income as a percentage of revenue increased to 5.4% in the first quarter of 2025 as compared to 2.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.7 million and $4.3 million for the quarters ended March 31, 2025 and 2024, respectively.

TTEC Engage

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$426,188	$464,607	$(38,419)	(8.3)%
Operating Income	18,325	19,423	(1,098)	(5.7)%
Operating Margin	4.3%	4.2%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC, lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income decrease was primarily attributable to lower revenue and higher restructuring and impairment expenses, partially offset by improved operational performance. Operating income as a percentage of revenue increased to 4.3% in the first quarter of 2025 as compared to 4.2% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.1 million for the quarters ended March 31, 2025 and 2024, respectively.

Interest Income (Expense)

For the three months ended March 31, 2025 interest income increased to $4.6 million from $1.0 million in the same period in 2024 due to interest income on an aged VAT receivable. Interest expense decreased to $19.8 million during 2025 from $21.1 million during 2024 due to the termination of the Company’s accounts receivable factoring agreement.

Other Income (Expense)

For the three months ended March 31, 2025 Other income (expense), net increased to income of $3.6 million from income of $0.2 million during the prior year quarter.

Included in the three months ended March 31, 2025 was a $3.9 million gain related to a recovery of an aged VAT receivable.

Included in the three months ended March 31, 2024 was a $1.2 million gain related to the fair value adjustments of contingent consideration for the Faneuil acquisition and ($0.8) million of expense related to a write-off of an aged VAT receivable (see Part I. Item 1. Financial Statements, Note 2 to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended March 31, 2025 was 74.2%. This compares to an effective tax rate of 82.3% for the comparable period of 2024. The effective tax rate for the three months ended March 31, 2025 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. After Non-GAAP adjustments, the Company’s normalized tax rate for the first quarter of 2025 was 37.9%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2025, we generated operating cash flows of $21.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer to Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion. We are also exposed to interest rate fluctuations associated with our variable rate debt.

The following discussion highlights our cash flow activities during the three months ended March 31, 2025 and 2024.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $85.1 million and $85.0 million as of March 31, 2025 and December 31, 2024, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, make strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2025 and 2024, net cash flows (used in) provided by operating activities was $21.6 million and $(15.6) million, respectively. The increase is primarily due to a $14.1 million increase in net cash income from operations and a $23.1 million increase in net working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2025 and 2024, net cash flows used in investing activities was $5.3 million and $13.4 million, respectively. The decrease was due to a $8.0 million decrease in capital expenditures as we rephased our timing of capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2025 and 2024, net cash flows used in financing activities was $13.7 million and $46.5 million, respectively. The change in net cash flows from 2024 to 2025 was primarily due to a $31.0 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net cash from operations and working capital. Free cash flow was $16.2 million and ($29.1) million for the three months ended March 31, 2025 and 2024, respectively.

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

The following table reconciles net cash (used in) provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$21,592	$(15,629)
Less: Purchases of property, plant and equipment	5,406	13,473
Free cash flow	$16,186	$(29,102)

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2024 Form 10-K filing on February 27, 2025 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2025 to be between 2.2% and 2.4% of revenue. Approximately 51% of these expected capital expenditures are to support growth in our business and 49% relate to the maintenance for existing assets. The anticipated level of 2025 capital expenditures is primarily driven by facility refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Client Concentration

During the three months ended March 31, 2025 and 2024, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 31.2% and 35.7% of our consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 7 to 25 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR and, therefore, is affected by changes in market interest rates. As of March 31, 2025, we had $964.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2025, interest accrued at a rate of approximately 7.4% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt, Honduras and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2025 and 2024, revenue associated with this foreign exchange risk was 23% and 20% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,657,000	$81,212	(1)	71.9%	March 2027
Mexican Peso	441,500	21,525		71.1%	December 2026
		$102,737

	Local
	Currency	U.S. Dollar		Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2025 and December 31, 2024.

The fair value of our cash flow hedges as of March 31, 2025 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2025	Next 12 Months
Philippine Peso	(265)	(84)
Mexican Peso	(634)	(384)
	$(899)	$(468)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2024 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains/(losses) of $(0.2) million and $1.6 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2025 and 2024, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2025 and 2024, approximately 15% and 14%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2025 or December 31, 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the caption “Legal Proceedings” in Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

On May 5, 2025, the Company granted to Mr. Kenneth “Kenny” R. Wagers III, TTEC’s Chief Financial Officer, a one-time retention award of 36,193 RSUs, vesting in three tranches as follows: (1) 12,065 RSUs will vest on May 30, 2025, (2) 12,064 RSUs will vest on May 30, 2026, and (3) 12,064 RSUs will vest on May 30, 2027. The vesting is contingent on Mr. Wagers’ continuing employment with the Company on the relevant dates.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 8, 2025	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 8, 2025	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer