Form 10-Q
period 2025-06-30
TTEC Holdings, Inc.
filed 2025-08-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐   No ☑

As of July 31, 2025, there were 48,463,497 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$82,559	$84,991
Accounts receivable, net of allowance of $5,000 and $5,244	420,269	452,573
Prepaids and other current assets	101,632	92,947
Income and other tax receivables	23,253	21,785
Total current assets	627,713	652,296

Long-term assets
Property, plant and equipment, net	112,685	132,051
Operating lease assets	100,331	91,263
Goodwill	574,383	571,197
Deferred tax assets, net	9,511	8,498
Other intangible assets, net	149,548	164,808
Income and other tax receivables, long-term	20,063	31,781
Other long-term assets	100,796	101,486
Total long-term assets	1,067,317	1,101,084
Total assets	$1,695,030	$1,753,380

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,623	$84,180
Accrued employee compensation and benefits	138,985	137,636
Other accrued expenses	24,139	22,578
Income tax payable	14,516	3,007
Deferred revenue	69,501	64,752
Current operating lease liabilities	34,006	33,358
Other current liabilities	2,519	8,425
Total current liabilities	355,289	353,936

Long-term liabilities
Line of credit	882,500	975,000
Deferred tax liabilities, net	19,871	17,457
Non-current operating lease liabilities	78,055	71,008
Other long-term liabilities	64,139	67,860
Total long-term liabilities	1,044,565	1,131,325
Total liabilities	1,399,854	1,485,261

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,400,131 and 47,749,494 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	484	477
Additional paid-in capital	426,437	420,181
Treasury stock at cost; 34,328,112 and 34,328,112 shares as of June 30, 2025 and December 31, 2024, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(104,149)	(132,121)
Retained earnings	540,014	546,617
Noncontrolling interest	17,290	17,865
Total stockholders’ equity	295,176	268,119
Total liabilities and stockholders’ equity	$1,695,030	$1,753,380

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$513,571	$534,085	$1,047,799	$1,110,723

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	399,273	417,890	813,820	871,708
Selling, general and administrative	70,654	73,726	140,691	148,301
Depreciation and amortization	22,888	25,071	45,586	50,216
Restructuring charges, net	1,116	5,095	3,112	5,344
Impairment losses	764	236,716	1,525	236,856
Total operating expenses	494,695	758,498	1,004,734	1,312,425

Income (loss) from operations	18,876	(224,413)	43,065	(201,702)

Other income (expense)
Interest income	3,217	414	7,797	1,397
Interest expense	(18,233)	(20,431)	(38,030)	(41,502)
Other income (expense), net	(296)	1,788	3,293	1,994
Total other income (expense)	(15,312)	(18,229)	(26,940)	(38,111)

Income (loss) before income taxes	3,564	(242,642)	16,125	(239,813)

Provision for income taxes	(10,288)	(54,126)	(19,603)	(56,455)

Net income (loss)	(6,724)	(296,768)	(3,478)	(296,268)

Net income attributable to noncontrolling interest	(1,263)	(2,771)	(3,125)	(5,576)

Net income (loss) attributable to TTEC stockholders	$(7,987)	$(299,539)	$(6,603)	$(301,844)

Other comprehensive income (loss)
Net income (loss)	$(6,724)	$(296,768)	$(3,478)	$(296,268)
Foreign currency translation adjustments	16,243	(7,381)	22,881	(11,218)
Derivative valuation, gross	2,753	(8,854)	5,221	(9,164)
Derivative valuation, tax effect	—	2,304	—	2,379
Other, net of tax	213	91	271	212
Total other comprehensive income (loss)	19,209	(13,840)	28,373	(17,791)
Total comprehensive income (loss)	12,485	(310,608)	24,895	(314,059)

Less: Comprehensive income attributable to noncontrolling interest	(1,648)	(2,779)	(3,526)	(5,490)

Comprehensive income (loss) attributable to TTEC stockholders	$10,837	$(313,387)	$21,369	$(319,549)

Weighted average shares outstanding
Basic	48,064	47,564	47,918	47,498
Diluted	48,064	47,564	47,918	47,498

Net income (loss) per share attributable to TTEC stockholders
Basic	$(0.17)	$(6.30)	$(0.14)	$(6.35)
Diluted	$(0.17)	$(6.30)	$(0.14)	$(6.35)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2024 and 2025

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of March 31, 2024	47,447	$474	$(589,475)	$412,768	$(93,733)	$865,277	$17,098	$612,409
Net income	—	—	—	—	—	(299,539)	2,771	(296,768)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,250)	(2,250)
Foreign currency translation adjustments	—	—	—	—	(7,389)	—	8	(7,381)
Derivatives valuation, net of tax	—	—	—	—	(6,550)	—	—	(6,550)
Vesting of restricted stock units	161	2	2,663	(3,144)	—	—	—	(479)
Equity-based compensation expense	—	—	—	5,104	—	—	—	5,104
Other, net of tax	—	—	—	—	91	—	—	91
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of March 31, 2025	47,804	$478	$(584,900)	$423,368	$(122,973)	$548,001	$17,532	$281,506
Net (loss) income	—	—	—	—	—	(7,987)	1,263	(6,724)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(1,890)	(1,890)
Foreign currency translation adjustments	—	—	—	—	15,858	—	385	16,243
Derivatives valuation, net of tax	—	—	—	—	2,753	—	—	2,753
Vesting of restricted stock units	596	6	—	(982)	—	—	—	(976)
Equity-based compensation expense	—	—	—	4,051	—	—	—	4,051
Other, net of tax	—	—	—	—	213	—	—	213
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176

Six months ended June 30, 2024 and 2025

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542
Net (loss) income	—	—	—	—	—	(301,844)	5,576	(296,268)
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(4,770)	(4,770)
Foreign currency translation adjustments	—	—	—	—	(11,132)	—	(86)	(11,218)
Derivatives valuation, net of tax	—	—	—	—	(6,785)	—	—	(6,785)
Vesting of restricted stock units	181	2	2,995	(3,603)	—	—	—	(606)
Equity-based compensation expense	—	—	—	10,916	—	—	—	10,916
Other, net of tax	—	—	—	—	212	—	—	212
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net (loss) income	—	—	—	—	—	(6,603)	3,125	(3,478)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(4,101)	(4,101)
Foreign currency translation adjustments	—	—	—	—	22,480	—	401	22,881
Derivatives valuation, net of tax	—	—	—	—	5,221	—	—	5,221
Vesting of restricted stock units	651	7	—	(1,045)	—	—	—	(1,038)
Equity-based compensation expense	—	—	—	7,301	—	—	—	7,301
Other, net of tax	—	—	—	—	271	—	—	271
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(3,478)	$(296,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,586	50,216
Amortization of contract acquisition costs	790	677
Amortization of debt issuance costs	985	985
Imputed interest expense and fair value adjustments to contingent consideration	—	(1,047)
Provision for credit losses	598	2,644
(Gain) loss on disposal of assets	597	1,252
Impairment losses	1,525	236,856
Deferred income taxes	3,033	37,148
Excess tax benefit from equity-based awards	720	1,732
Equity-based compensation expense	7,301	10,916
Loss (gain) on foreign currency derivatives	(338)	145
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	42,509	8,315
Prepaids and other assets	17,479	(10,804)
Accounts payable and accrued expenses	14,665	(996)
Deferred revenue and other liabilities	(17,671)	(8,126)
Net cash provided by operating activities	114,301	33,645

Cash flows from investing activities
Proceeds from sale of long-lived assets	176	116
Purchases of property, plant and equipment, net of acquisitions	(12,587)	(27,682)
Net cash used in investing activities	(12,411)	(27,566)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(92,500)	(65,000)
Payments on other debt	(1,088)	(1,379)
Dividends paid to shareholders	—	(2,847)
Payments to noncontrolling interest	(4,101)	(4,770)
Tax payments related to issuance of restricted stock units	(1,038)	(606)
Payments of debt issuance costs	(200)	(1,100)
Net cash (used in)/provided by financing activities	(98,927)	(75,702)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,395)	(4,612)

Decrease in cash, cash equivalents and restricted cash	(2,432)	(74,235)
Cash, cash equivalents and restricted cash, beginning of period	84,991	173,905
Cash, cash equivalents and restricted cash, end of period	$82,559	$99,670

Supplemental disclosures
Cash paid for interest	$36,928	$39,919
Cash paid for income taxes	$10,688	$28,704
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$1,784	$184
Acquisition of equipment through increase in accounts payable, net	$(2,954)	$(4,384)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of June 30, 2025, TTEC served approximately 690 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During the second quarter of 2025, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom, with contributions from approximately 50,000 customer care associates, consultants, technologists, and CX professionals.

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

Liquidity

As discussed in Note 10, the Company’s Credit Agreement includes a number of financial covenants and operating restrictions, failure to comply with which could result in a default under the Credit Agreement. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months. In the event that the Company does not remain in compliance with the financial covenants under the Credit Agreement, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital. The Credit Facility matures on November 23, 2026, and the Company is in active discussions with its lenders to extend the term of the Credit Facility through at least November 2027.

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

Other Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is evaluating the effect on its annual consolidated financial statement disclosures; however, adoption is not expected to impact the Company’s consolidated balance sheets or income statements.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Assets Held for Sale

In the second quarter of 2024, the Company reclassified $29.4 million from Property, plant and equipment, net to Assets held for sale as the Company expected to sell its former headquarters building in Englewood, Colorado within the next twelve months, which consummated in the fourth quarter of 2024. This included $16.7 million from leasehold improvements, $6.7 million from buildings, $5.9 million from land, and $0.1 million from other Property, plant and equipment categories. These assets were allocated 85% to the TTEC Engage segment and 15% to the TTEC Digital segment. Funds received were used to reduce the Company’s existing debt. The Company ceased depreciation on the assets upon reclassification. The estimated fair value less costs to sell the assets held for sale exceeded their carrying value as of the quarter ended June 30, 2024 and no impairment was considered necessary.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

TTEC Engage goes to market through a vertical approach with customized solutions that include industry-specific talent, technology, certifications, and capabilities. For example, in the Banking, Financial Services and Insurance vertical, the Company supports several lines of business with customized offerings for retail banking, online banking, credit card, property and casualty and loans. In healthcare, the segment supports care, technical support, revenue generation and back-office capabilities to meet the needs of payer, provider, clinical and pharma clients.

The Company allocates to each segment its portion of corporate operating expenses following the Company’s standard accounting policies.

The following tables present certain financial data by segment (in thousands). The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Three Months Ended June 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$399,825	$113,746	$513,571
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	327,015	72,258	399,273
Selling, general and administrative	47,465	23,189	70,654
Depreciation and amortization	16,424	6,464	22,888
Other segment items(2)	1,454	426	1,880
Income from operations	7,467	11,409	18,876
Interest income			3,217
Interest expense			(18,233)
Other income (expense), net			(296)
Income before income taxes			3,564

Three Months Ended June 30, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$417,717	$116,368	$534,085
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	340,287	77,603	417,890
Selling, general and administrative	50,748	22,978	73,726
Depreciation and amortization	18,057	7,014	25,071
Other segment items(2)	239,046	2,765	241,811
Income from operations	(230,421)	6,008	(224,413)
Interest income			414
Interest expense			(20,431)
Other income (expense), net			1,788
Income before income taxes			(242,642)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$826,013	$221,786	$1,047,799
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	669,177	144,643	813,820
Selling, general and administrative	94,948	45,743	140,691
Depreciation and amortization	32,630	12,956	45,586
Other segment items(2)	3,466	1,171	4,637
Income from operations	25,792	17,273	43,065
Interest income			7,797
Interest expense			(38,030)
Other income (expense), net			3,293
Income before income taxes			16,125

Six Months Ended June 30, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$882,324	$228,399	$1,110,723
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	715,295	156,413	871,708
Selling, general and administrative	102,036	46,265	148,301
Depreciation and amortization	36,152	14,064	50,216
Other segment items(2)	239,839	2,361	242,200
Income from operations	(210,998)	9,296	(201,702)
Interest income			1,397
Interest expense			(41,502)
Other income (expense), net			1,994
Income before income taxes			(239,813)

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Capital Expenditures
TTEC Digital	$1,554	$2,290	$3,660	$4,077
TTEC Engage	5,627	11,919	8,927	23,605
Total	$7,181	$14,209	$12,587	$27,682

	June 30, 2025	December 31, 2024
Total Assets
TTEC Digital	$764,700	$776,099
TTEC Engage	930,330	977,281
Total	$1,695,030	$1,753,380

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
United States / Canada	$346,216	$354,607	$715,245	$741,599
Philippines / Asia Pacific / India	92,350	108,728	183,604	229,194
Europe / Middle East / Africa	49,899	42,188	97,448	81,031
Latin America	25,106	28,562	51,502	58,899
Total	$513,571	$534,085	$1,047,799	$1,110,723

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2025; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.7% and 11.0% of total revenue for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it was exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2025 beyond what was already recognized.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$4,770	$2,065	$5,244	$2,248
Provision for credit losses	347	2,675	598	2,644
Uncollectible receivables written-off	(117)	(6)	(842)	(156)
Effect of foreign currency	—	23	—	21
Balance, end of period	$5,000	$4,757	$5,000	$4,757

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2024	Adjustments	Impairments	Currency	2025

TTEC Digital	$498,213	$—	$—	$2,156	$500,369
TTEC Engage	72,984	—	—	1,030	74,014
Total	$571,197	$—	$—	$3,186	$574,383

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Outside of our annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the second quarter of 2025, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

(6)DERIVATIVES

TTEC’s Financial Risk Management Committee monitors cash flow and fair value foreign exchange exposures and interest rate exposures on a worldwide basis, assesses the potential economics and earnings impact from foreign exchange and/or interest rate fluctuations, and deploys risk management policies and solutions to reduce volatility related to TTEC’s exposure to foreign exchange rate changes and interest rate changes.

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2025, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,620	$165
Other long-term assets	371	—
Other current liabilities	(116)	(4)
Other long-term liabilities	(22)	—
Total fair value of derivatives, net	$1,853	$161

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

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2025 and December 31, 2024 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2025	Amount	Amount		12 months	Through
Philippine Peso	3,949,000	69,153	(1)	80.0%	March 2027
Mexican Peso	359,000	17,427		77.4%	December 2026
		$86,580

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2025 and December 31, 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$3,240	$(6,280)	$5,580	$(5,315)

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$659	$364	$485	$1,988
Provision for income taxes	(171)	(95)	(126)	(518)
Net income (loss)	$488	$269	$359	$1,470

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

The Company’s volume of foreign exchange fair value derivative contracts as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of June 30, 2025 (2)	Amount	Amount
Australian Dollar	4,350	$2,851
Canadian Dollar	7,000	5,114
Euro	7,000	8,159
British Pound	7,250	9,904
Mexican Peso	70,000	3,722
New Zealand Dollar	2,700	1,633
Polish Zloty	12,500	3,421
		$34,804

(2) All fair value hedges are short-term and matured in July 2025.

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

The amounts and location of before tax gains and losses on Fair Value Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$233	$(756)

	Six Months Ended June 30,
	2025	2024

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$281	$(530)

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

The following presents information as of June 30, 2025 and December 31, 2024 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 10). As of June 30, 2025 and December 31, 2024, the Company had $882.5 million and $975.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2025 outstanding borrowings accrued interest at an average rate of 7.0% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2025, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2025 and December 31, 2024 (in thousands):

As of June 30, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$1,853	$—	$1,853
Fair value hedges	—	161	—	161
Total net derivative asset (liability)	$—	$2,014	$—	$2,014

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,367)	$—	$(3,367)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(3,544)	$—	$(3,544)

The following is a summary of the Company’s fair value measurements as of June 30, 2025 and December 31, 2024 (in thousands):

As of June 30, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$2,014	$—
Deferred compensation plan asset	34,934	—	—
Total assets	$34,934	$2,014	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Total liabilities	$—	$—	$—

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	33,269	—	—
Total assets	$33,269	$—	$—

Liabilities
Derivative instruments, net	$—	$(3,544)	$—
Total liabilities	$—	$(3,544)	$—

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

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended June 30, 2025 and 2024, TTEC Digital recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $0.2 million and $2.5 million, respectively. During the six months ended June 30, 2025 and 2024, TTEC Digital recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.2 million and $2.5 million, respectively. During the three months ended June 30, 2025 and 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2025 and 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $1.3 million and $0.8 million, respectively.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating OBBBA, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2025 estimated annual effective tax rate of 26.9%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2025 was 121.6%. This rate was the result of low year-to-date income, the exclusion of losses related to entities with a full valuation allowance and includes $1.9 million of expense related to interest payments received.

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

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. During the first, second and third quarters of 2024, a $3.0 million, $81.1 million and a $1.7 million net valuation allowance was recorded, respectively, for assets that are not expected to be recovered in future periods. No new valuation allowances have been recorded in 2025.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended June 30, 2025 and 2024 was approximately $0.6 million and $0.6 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.01, respectively. The aggregate benefit to income tax expense for the six months ended June 30, 2025 and 2024 was approximately $1.2 million and $1.3 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.03, respectively.

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

On August 8, 2024, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) to, among other things, provide for less restrictive financial covenants in respect of the leverage ratio and the interest coverage ratio for the period beginning with the third quarter of 2024 through the first quarter of 2026 (the “Covenant Adjustment Period”). Specifically, the revisions permit a maximum leverage ratio of up to 5.15 to 1.00 and a minimum interest coverage ratio of not less than 2.00 to 1.00 as of the end the third quarter of 2024, with such levels gradually becoming more restrictive during subsequent quarters of the Covenant Adjustment Period and returning to a leverage ratio of 3.50 to 1.00 as of the end of the first quarter of 2026. Pursuant to the Ninth Amendment, the Company agreed to permanently reduce the total lenders’ commitment from $1.3 billion to $1.2 billion and to provide certain additional assets as collateral, with the effect that the facility is now secured by substantially all personal property assets of the Company and its subsidiaries. In addition, the Company agreed to certain other changes, including, among others, (i) increased pricing on borrowings and increased facility fees, in each case, determined according to the Company’s leverage ratio, (ii) more restrictive limitations in respect of debt, liens, investments, acquisitions, asset sales and restricted payments, and (iii) requirements to apply certain equity and debt issuances and asset sale proceeds to the prepayment of the facility and permanent reduction of the total facility commitment amount. The term of the Credit Facility is through November 23, 2026, and the Company is in active discussions with its lenders to extend the term of the Credit Facility through at least November 2027.

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

The Company’s Credit Agreement includes a number of financial covenants and operating restrictions and failure to comply with them could result in a default under the Credit Agreement. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months. In the event the Company does not remain in compliance with the financial covenants under the Credit Agreement, it may need to negotiate additional amendments to or waivers of the terms of such Credit Agreement, refinance its debt, or raise additional capital.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2025 and December 31, 2024, the Company had borrowings of $882.5 million and $975.0 million, respectively, under its Credit Facility, and its average daily utilization was $1,020.7 million and $1,045.3 million for the six months ended June 30, 2025 and 2024, respectively. Based on the level of availability per the covenant calculations as of June 30, 2025, the Company’s remaining borrowing capacity was approximately $270 million. As of June 30, 2025, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2025, outstanding letters of credit under the Credit Facility totaled $5.2 million. As of June 30, 2025, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the six months ended June 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $50.4 million. Revenue recognized for the six months ended June 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $60.1 million. Prior period amounts have been adjusted to correct for identified errors in the calculation of deferred revenue recognized for the six months ended June 30, 2024.

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

As of June 30, 2025, the Company’s RPO was $396.9 million, which will be delivered and recognized within the next six years. The Company expects to recognize approximately 63% of the RPO over the next 12 months, 22% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(11,132)	(5,315)	19	(16,428)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,470)	193	(1,277)
Net current period other comprehensive income (loss)	(11,132)	(6,785)	212	(17,705)

Accumulated other comprehensive income (loss) at June 30, 2024	$(104,276)	$(470)	$(2,835)	$(107,581)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	22,480	5,580	27	28,087
Amounts reclassified from accumulated other comprehensive income (loss)	—	(359)	244	(115)
Net current period other comprehensive income (loss)	22,480	5,221	271	27,972

Accumulated other comprehensive income (loss) at June 30, 2025	$(101,341)	$(362)	$(2,446)	$(104,149)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2025	2024	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$659	$364	Revenue
Tax effect	(171)	(95)	Provision for income taxes
	$488	$269	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(213)	$(110)	Cost of services
Gain on liquidation	—	19	Other income (expense), net
Tax effect	21	11	Provision for income taxes
	$(192)	$(80)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2025	2024	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$485	$1,988	Revenue
Tax effect	(126)	(518)	Provision for income taxes
	$359	$1,470	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(271)	$(231)	Cost of services
Gain on liquidation	—	19	Other income (expense), net
Tax effect	27	19	Provision for income taxes
	$(244)	$(193)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Shares used in basic earnings per share calculation	48,064	47,564	47,918	47,498
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	—	—	—	—
Shares used in dilutive earnings per share calculation	48,064	47,564	47,918	47,498

For the three months ended June 30, 2025 and 2024, there were 3.3 million and 2.3 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, there were 3.3 million and 1.7 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024

Equity-based compensation expense recognized in Cost of services	$1,523	$1,991
Equity-based compensation expense recognized in Selling, general and administrative	2,528	3,113
Total equity-based compensation expense	$4,051	$5,104

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Equity-based compensation expense recognized in Cost of services	$2,651	$4,235
Equity-based compensation expense recognized in Selling, general and administrative	4,650	6,681
Total equity-based compensation expense	$7,301	$10,916

Restricted Stock Unit Grants

During the six months ended June 30, 2025 and 2024, the Company granted 537,159 and 3,106,297 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $4.1 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively. The Company recognized compensation expense related to RSUs of $7.3 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $21.7 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

Performance Based Restricted Stock Unit Grants

During 2022, the Company granted awards of two different performance-based RSU (“PRSU”) programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets were met, the annual value of the PRSUs issued would have been between $0.9 million and $3.5 million and the PRSUs would have vested in March 2025. If the defined minimum targets were not met, then no shares would be issued. The number of shares awarded would have been based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the 2022 ordinary course annual PRSUs, no shares were issued in March 2025 as defined minimum targets were not met. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the Company will issue between 0.0 million and 0.5 million PRSUs that will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for fiscal year 2025. The Company did not recognize any compensation expense related to these awards for the three and six months ended June 30, 2025, as they were not deemed probable of being achieved.

During 2023, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $8.9 million that will vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. Expense for these awards began at the start of the requisite service period, beginning January 1, 2025. The Company did not recognize any compensation expense related to these awards for the three and six months ended June 30, 2025, as they were not deemed probable of being achieved.

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $4.0 million that will vest in 2027. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. Expense for these awards will begin at the start of the requisite service period, beginning January 1, 2026.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2025 and 2024, the Company expensed $0.3 million and $0.2 million, respectively, to Avion and Airmax for services provided to the Company. There was $138 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2025.

Ms. Michelle Swanback, former President of the Company, whose resignation was effective on December 31, 2024, is a member of the board of directors of Willis (NYSE:  WTW) (fka “WTW” and “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the six months ended June 30, 2024, the Company expensed $1.5 million for these services.

(17)SUBSEQUENT EVENTS

As previously disclosed in the Company’s press release of September 30, 2024, TTEC founder, Chairman and Chief Executive Officer, Kenneth Tuchman sent to the Company’s Board of Directors (the “Board”) the unsolicited, preliminary, non-binding proposal to take the Company private at a proposed purchase price of $6.85 per share, subject to various conditions (“Non-Binding Proposal”). The Board established a special committee consisting of independent directors to evaluate the Non-Binding Proposal. On July 31, 2025, the Board received a letter from Mr. Tuchman, advising that due to market conditions, he has decided not to pursue the Non-Binding Proposal. Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock, as set forth in Amendment No. 4 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on August 1, 2025.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider, carefully, the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in Part II, Item 1A. Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations, our strategy and our industry, including the risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital’s clients’ transition to public cloud and SaaS solutions, risks specific to our remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands risks specific to operational controls and employee fraud, risks related to the accuracy of client forecasting, risks arising from our long sales cycles and lead time to revenue, risks specific to the inherent conflict between necessary cost containment and the need for investment to support new offerings in a competitive market, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks inherent in M&A activity, risks of our financial operations, including risks related to our leverage and debt service obligations, risks specific to our cost containment measures, risks specific to restrictions on our operations built into our credit facility, risks to our profitability due to inflationary pressures on our delivery costs that cannot be passed on to clients, impact on our profitability due to contract terms typical in our industry, risks to profitability due to contractual risk transfer for things we cannot always control or insure against, foreign currency exchange risks, changes in income tax rates, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments, risks related to our use of technology and third party services, including possible disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies, and the growing reliance on third parties for data, cloud and SaaS services, risks specific to legal and regulatory matters that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, high cost and reputational damage of wage and hour and ERISA class action lawsuits, uncertainty in AI regulatory environments, risks specific to IP protection and infringement, and our ability to timely secure and maintain licenses needed to support certain regulated lines of business; risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience, and risks related to the ownership of our common stock, including risks related to the termination of the proposal to take the company private, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware corporation and provisions in our charter documents that may discourage, delay or prevent change in control events, potentially depressing the price of our common stock, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of June 30, 2025, TTEC served approximately 690 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments:

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

During 2025, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with contributions from approximately 50,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for second quarter 2025 was $513.6 million, of which approximately $113.7 million, or 22% was generated from our TTEC Digital segment and $399.8 million, or 78%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the second quarter of 2025, our revenue decreased $20.5 million, or 3.8%, to $513.6 million over the same period in 2024 including an increase of $2.4 million, or 0.4%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $2.6 million, or 2.3%, decrease for TTEC Digital and a decrease of $17.9 million, or 4.3%, for TTEC Engage.

Our second quarter 2025 income (loss) from operations increased $243.3 million to $18.9 million or 3.7% of revenue, compared to $(224.4) million or (42.0)% of revenue in the second quarter of 2024. The increase in operating income margin is due to the Q2 2024 goodwill impairment of $233.5 million and other factors across both segments. The TTEC Digital operating margin increased 4.8% over the same period last year primarily due to the sale of software, lower employee-related costs and improved utilization. The TTEC Engage operating margin increased 57.1% over the same period last year due to lower impairment and restructuring expenses.

Income (loss) from operations in the second quarter of 2025 and 2024 included $1.9 million and $241.8 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning 15 countries serve clients based in the U.S. and in other countries with 22,938 workstations, representing 83% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 37% of our revenue for the second quarter of 2025, as compared to 33% of our revenue for the corresponding period in 2024.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2025, the total production workstations for our TTEC Engage segment was 27,700, a net decrease of 3,300 workstations over the same period last year, with an overall capacity utilization 71% versus 72% in the prior year period, The slight decline was due to reduced client forecasts and ramp up of production seats in offshore geographies, partially offset by seat reductions in the U.S. and Philippines.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recent Developments

As previously disclosed in the Company’s press release of September 30, 2024, TTEC founder, Chairman and Chief Executive Officer, Kenneth Tuchman sent to the Company’s Board of Directors (the “Board”) the unsolicited, preliminary, non-binding proposal to take the Company private at a proposed purchase price of $6.85 per share, subject to various conditions (“Non-Binding Proposal”). The Board established a special committee consisting of independent directors to evaluate the Non-Binding Proposal. On July 31, 2025, the Board received a letter from Mr. Tuchman, advising that due to market conditions, he has decided not to pursue the Non-Binding Proposal. Mr. Tuchman beneficially owns approximately 58% of the Company’s common stock, as set forth in Amendment No. 4 to Schedule 13D filed with the SEC by Mr. Tuchman and certain entities affiliated with Mr. Tuchman on August 1, 2025.

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

Recently Issued Accounting Pronouncements

Refer to Part I, Item I. Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently adopted and issued accounting pronouncements.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2025 and 2024 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$113,746	$116,368	$(2,622)	(2.3)%
Operating Income	11,409	6,008	5,401	89.9%
Operating Margin	10.0%	5.2%

The decrease in revenue for the TTEC Digital segment was driven by a slight decrease in both recurring and non-recurring revenue.

The operating income increase was primarily related to the sale of software, lower employee related costs, improved utilization and lower impairment expenses. Operating income as a percentage of revenue increased to 10.0% in the second quarter of 2025 as compared to 5.2% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.7 million and $4.3 million for the quarters ended June 30, 2025 and 2024, respectively.

TTEC Engage

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$399,825	$417,717	$(17,892)	(4.3)%
Operating Income (loss)	7,467	(230,421)	237,888	103.2%
Operating Margin	1.9%	(55.2)%

The decrease in revenue for the TTEC Engage segment is explained by lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income increase was primarily attributable to the Q2 2024 goodwill impairment of $233.5 million and lower restructuring expenses. Operating income as a percentage of revenue increased to 1.9% in the second quarter of 2025 as compared to (55.2)% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.1 million for the quarters ended June 30, 2025 and 2024, respectively.

Interest Income (Expense)

For the three months ended June 30, 2025 interest income increased to $3.2 million from $0.4 million in the same period in 2024 due to $3.0 million of interest income on an aged VAT receivable. Interest expense decreased to $18.0 million during 2025 from $20.4 million during 2024 due to the termination of the factoring agreement, lower utilization and lower rates.

Other Income (Expense)

For the three months ended June 30, 2025 Other income (expense), net decreased to income of $0.3 million from income of $1.8 million during the prior year quarter.

Included in the three months ended June 30, 2025 was a $2.7 million gain related to a recovery of an aged VAT receivable.

Included in the three months ended June 30, 2024 was a $0.8 million gain related to recovery of a social security tax credit related to 2008-2012.

Income Taxes

The effective tax rate for the three months ended June 30, 2025 was 288.7%. This compares to an effective tax rate of (22.3)% for the comparable period of 2024. The effective tax rate for the three months ended June 30, 2025 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2025 and 2024 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$221,786	$228,399	$(6,613)	(2.9)%
Operating Income	17,273	9,296	7,977	85.8%
Operating Margin	7.8%	4.1%

The decrease in revenue for the TTEC Digital segment was driven by lower one-time on-premise related revenue.

The operating income increase is primarily attributable to the sale of software, lower employee related costs, improved utilization, and lower impairment expenses. Operating income as a percentage of revenue increased to 7.8% for the six months ended June 30, 2025 as compared to 4.1% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $7.3 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively.

TTEC Engage

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$826,013	$882,324	$(56,311)	(6.4)%
Operating Income (loss)	25,792	(210,998)	236,790	112.2%
Operating Margin	3.1%	(23.9)%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC and lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income (loss) change was primarily attributable to the Q2 2024 goodwill impairment of $233.5 million and lower restructuring expenses. As a result, operating income (loss) as a percentage of revenue increased to 3.1% for the six months ended June 30, 2025 as compared to (23.9)% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $8.1 million and $8.2 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Income (Expense)

For the six months ended June 30, 2025 interest income increased to $7.8 million from $1.4 million in the same period in 2024 due to $7.3 million of interest income on an aged VAT receivable. Interest expense decreased to $38.0 million during 2025 from $41.5 million during 2024 due to the termination of the factoring agreement, lower utilization and lower rates.

Other Income (Expense)

For the six months ended June 30, 2025 Other income (expense), net increased to net income of $3.3 million from net income of $2.0 million during the prior year period.

Included in the six months ended June 30, 2025 was a $6.6 million gain related to a recovery of an aged VAT receivable.

Included in the six months ended June 30, 2024 was a $1.0 million gain related to the fair value adjustment of a contingent consideration accrual.

Income Taxes

The effective tax rate for the six months ended June 30, 2025 was 121.6%. This compared to an effective tax rate of (23.5)% for the comparable period of 2024. The effective tax rate for the six months ended June 30, 2025 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2025, we generated operating cash flows of $114.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion. We are also exposed to interest rate fluctuations associated with our variable rate debt.

The following discussion highlights our cash flow activities during the six months ended June 30, 2025 and 2024.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $82.6 million and $85.0 million as of June 30, 2025 and December 31, 2024, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, make strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2025 and 2024, net cash flows provided by operating activities was $114.3 million and $33.6 million, respectively. The increase is primarily due to a $68.6 million increase in net working capital and a $12.1 million increase in net cash income from operations.

Cash Flows from Investing Activities

For the six months ended June 30, 2025 and 2024, net cash flows used in investing activities was $12.4 million and $27.6 million, respectively. The decrease was due to a $15.1 million decrease in capital expenditures as we rephased our timing of capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2025 and 2024, net cash flows used in financing activities was $98.9 million and $75.7 million, respectively. The change in net cash flows from 2024 to 2025 was primarily due to a $27.5 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net working capital and cash from operations. Free cash flow was $101.7 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$92,709	$49,274	$114,301	$33,645
Less: Purchases of property, plant and equipment	7,181	14,209	12,587	27,682
Free cash flow	$85,528	$35,065	$101,714	$5,963

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2024 Form 10-K filing on February 27, 2025 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2025 to be between 1.7% and 1.9% of revenue. Approximately 53% of these expected capital expenditures are to support growth in our business and 47% relate to the maintenance for existing assets. The anticipated level of 2025 capital expenditures are primarily driven by facility refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Client Concentration

During the six months ended June 30, 2025 and 2024, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 32.2% and 31.7% of our consolidated revenue for the three months ended June 30, 2025 and 2024, respectively and 31.3% and 33.8% of our consolidated revenue for the six months ended  June 30, 2025 and 2024, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 5 to 25 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2025 and 2029, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR (in each case as defined in the Credit Agreement) and, therefore, is affected by changes in market interest rates. As of June 30, 2025, we had $882.5 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2025, interest accrued at a rate of approximately 7.0% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt, Honduras and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2025 and 2024, revenue associated with this foreign exchange risk was 23% and 21% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2025	Amount	Amount		12 months	Through
Philippine Peso	3,949,000	69,153	(1)	80.0%	March 2027
Mexican Peso	359,000	17,427		77.4%	December 2026
		$86,580

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2025 and December 31, 2024.

The fair value of our cash flow hedges as of June 30, 2025 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2025	Next 12 Months
Philippine Peso	$632	$491
Mexican Peso	1,221	1,012
	$1,853	$1,503

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2024 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains/(losses) of $0.5 million and $2.0 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2025 and 2024, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2025 and 2024, approximately 17% and 15%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of June 30, 2025 or December 31, 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.32*		Template, Management Incentive Program Agreement for 2025 PRSU value equivalent award

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 7, 2025	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer