Form 10-Q
period 2025-09-30
TTEC Holdings, Inc.
filed 2025-11-06
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐   No ☑

As of October 31, 2025, there were 48,549,666 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$73,508	$84,991
Accounts receivable, net of allowance of $5,128 and $5,244	424,454	452,573
Prepaids and other current assets	110,393	92,947
Income and other tax receivables	27,264	21,785
Total current assets	635,619	652,296

Long-term assets
Property, plant and equipment, net	116,803	132,051
Operating lease assets	90,888	91,263
Goodwill	573,790	571,197
Deferred tax assets, net	9,457	8,498
Other intangible assets, net	141,451	164,808
Income and other tax receivables, long-term	12,770	31,781
Other long-term assets	100,870	101,486
Total long-term assets	1,046,029	1,101,084
Total assets	$1,681,648	$1,753,380

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,067	$84,180
Accrued employee compensation and benefits	131,913	137,636
Other accrued expenses	24,021	22,578
Income tax payable	22,076	3,007
Deferred revenue	69,400	64,752
Current operating lease liabilities	34,178	33,358
Other current liabilities	3,484	8,425
Total current liabilities	363,139	353,936

Long-term liabilities
Line of credit	882,500	975,000
Deferred tax liabilities, net	22,625	17,457
Non-current operating lease liabilities	66,832	71,008
Other long-term liabilities	65,746	67,860
Total long-term liabilities	1,037,703	1,131,325
Total liabilities	1,400,842	1,485,261

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,463,497 and 47,749,494 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	485	477
Additional paid-in capital	429,350	420,181
Treasury stock at cost; 34,328,112 and 34,328,112 shares as of September 30, 2025 and December 31, 2024, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(108,183)	(132,121)
Retained earnings	526,643	546,617
Noncontrolling interest	17,411	17,865
Total stockholders’ equity	280,806	268,119
Total liabilities and stockholders’ equity	$1,681,648	$1,753,380

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$519,143	$529,427	$1,566,942	$1,640,150

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	413,635	415,226	1,227,455	1,286,934
Selling, general and administrative	68,941	71,580	209,632	219,881
Depreciation and amortization	22,026	24,042	67,612	74,258
Restructuring charges, net	1,771	1,002	4,883	6,346
Impairment losses	441	4,688	1,966	241,544
Total operating expenses	506,814	516,538	1,511,548	1,828,963

Income (loss) from operations	12,329	12,889	55,394	(188,813)

Other income (expense)
Interest income	501	263	8,298	1,660
Interest expense	(16,627)	(21,684)	(54,657)	(63,186)
Other income (expense), net	3,848	(1,041)	7,141	953
Total other income (expense)	(12,278)	(22,462)	(39,218)	(60,573)

Income (loss) before income taxes	51	(9,573)	16,176	(249,386)

Provision for income taxes	(11,117)	(9,395)	(30,720)	(65,850)

Net income (loss)	(11,066)	(18,968)	(14,544)	(315,236)

Net income attributable to noncontrolling interest	(2,305)	(2,154)	(5,430)	(7,730)

Net income (loss) attributable to TTEC stockholders	$(13,371)	$(21,122)	$(19,974)	$(322,966)

Other comprehensive income (loss)
Net income (loss)	$(11,066)	$(18,968)	$(14,544)	$(315,236)
Foreign currency translation adjustments	(2,367)	5,000	20,514	(6,218)
Derivative valuation, gross	(1,518)	3,010	3,703	(6,154)
Derivative valuation, tax effect	—	—	—	2,379
Other, net of tax	(38)	60	233	272
Total other comprehensive income (loss)	(3,923)	8,070	24,450	(9,721)
Total comprehensive income (loss)	(14,989)	(10,898)	9,906	(324,957)

Less: Comprehensive income attributable to noncontrolling interest	(2,416)	(2,340)	(5,942)	(7,830)

Comprehensive income (loss) attributable to TTEC stockholders	$(17,405)	$(13,238)	$3,964	$(332,787)

Weighted average shares outstanding
Basic	48,460	47,723	48,098	47,573
Diluted	48,460	47,723	48,098	47,573

Net income (loss) per share attributable to TTEC stockholders
Basic	$(0.28)	$(0.44)	$(0.42)	$(6.79)
Diluted	$(0.28)	$(0.44)	$(0.42)	$(6.79)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2024 and 2025

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of June 30, 2024	47,608	$476	$(586,812)	$414,728	$(107,581)	$565,738	$17,627	$304,176
Net income	—	—	—	—	—	(21,122)	2,154	(18,968)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,138)	(2,138)
Foreign currency translation adjustments	—	—	—	—	4,814	—	186	5,000
Derivatives valuation, net of tax	—	—	—	—	3,010	—	—	3,010
Vesting of restricted stock units	116	1	1,908	(2,248)	—	—	—	(339)
Equity-based compensation expense	—	—	—	4,333	—	—	—	4,333
Other, net of tax	—	—	—	—	60	—	—	60
Balance as of September 30, 2024	47,724	$477	$(584,904)	$416,813	$(99,697)	$544,616	$17,829	$295,134

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176
Net (loss) income	—	—	—	—	—	(13,371)	2,305	(11,066)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation adjustments	—	—	—	—	(2,478)	—	111	(2,367)
Derivatives valuation, net of tax	—	—	—	—	(1,518)	—	—	(1,518)
Vesting of restricted stock units	63	1	—	(164)	—	—	—	(163)
Equity-based compensation expense	—	—	—	3,077	—	—	—	3,077
Other, net of tax	—	—	—	—	(38)	—	—	(38)
Balance as of September 30, 2025	48,463	$485	$(584,900)	$429,350	$(108,183)	$526,643	$17,411	$280,806

Nine months ended September 30, 2024 and 2025

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542
Net (loss) income	—	—	—	—	—	(322,966)	7,730	(315,236)
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(6,908)	(6,908)
Foreign currency translation adjustments	—	—	—	—	(6,318)	—	100	(6,218)
Derivatives valuation, net of tax	—	—	—	—	(3,775)	—	—	(3,775)
Vesting of restricted stock units	297	3	4,903	(5,851)	—	—	—	(945)
Equity-based compensation expense	—	—	—	15,249	—	—	—	15,249
Other, net of tax	—	—	—	—	272	—	—	272
Balance as of September 30, 2024	47,724	$477	$(584,904)	$416,813	$(99,697)	$544,616	$17,829	$295,134

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net (loss) income	—	—	—	—	—	(19,974)	5,430	(14,544)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(6,396)	(6,396)
Foreign currency translation adjustments	—	—	—	—	20,002	—	512	20,514
Derivatives valuation, net of tax	—	—	—	—	3,703	—	—	3,703
Vesting of restricted stock units	714	8	—	(1,209)	—	—	—	(1,201)
Equity-based compensation expense	—	—	—	10,378	—	—	—	10,378
Other, net of tax	—	—	—	—	233	—	—	233
Balance as of September 30, 2025	48,463	$485	$(584,900)	$429,350	$(108,183)	$526,643	$17,411	$280,806

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(14,544)	$(315,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,612	74,258
Amortization of contract acquisition costs	1,047	1,363
Amortization of debt issuance costs	1,587	1,578
Imputed interest expense and fair value adjustments to contingent consideration	—	(1,496)
Provision for credit losses	700	2,744
Loss on disposal of assets	904	1,778
Impairment losses	1,966	241,544
Deferred income taxes	(1,846)	38,922
Excess tax benefit from equity-based awards	1,861	3,921
Equity-based compensation expense	10,378	15,249
Loss (gain) on foreign currency derivatives	(331)	244
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,893	(37,497)
Prepaids and other assets	21,166	(12,959)
Accounts payable and accrued expenses	16,456	(49,122)
Deferred revenue and other liabilities	(21,344)	(23,023)
Net cash provided by operating activities	118,505	(57,732)

Cash flows from investing activities
Proceeds from sale of long-lived assets	4,476	146
Purchases of property, plant and equipment	(26,381)	(36,465)
Net cash used in investing activities	(21,905)	(36,319)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(92,500)	30,000
Payments on other debt	(1,770)	(1,873)
Dividends paid to shareholders	—	(2,847)
Payments to noncontrolling interest	(6,396)	(6,908)
Tax payments related to issuance of restricted stock units	(1,201)	(945)
Payments of debt issuance costs	(1,031)	(2,635)
Net cash (used in)/provided by financing activities	(102,898)	14,792

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,185)	2,283

Decrease in cash, cash equivalents and restricted cash	(11,483)	(76,976)
Cash, cash equivalents and restricted cash, beginning of period	84,991	173,905
Cash, cash equivalents and restricted cash, end of period	$73,508	$96,929

Supplemental disclosures
Cash paid for interest	$52,870	$60,976
Cash paid for income taxes	$17,935	$36,158
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$2,047	$886
Acquisition of equipment through increase in accounts payable, net	$1,168	$(669)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of September 30, 2025, TTEC served approximately 660 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During the third quarter of 2025, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom, with contributions from approximately 52,000 customer care associates, consultants, technologists, and CX professionals.

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

Liquidity

As discussed in Note 10, the Company’s Credit Agreement includes a number of financial covenants and operating restrictions, failure to comply with which could result in a default under the Credit Agreement. On November 5, 2025, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement, which extends the maturity date to November 23, 2027 and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing, and certain covenants. The Tenth Amendment is discussed in more detail in Note 10. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months from the issuance of these financial statements. In the event that the Company does not remain in compliance with the financial covenants under the Credit Agreement, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses” which relates to measurement of credit losses for accounts receivable and contract assets and provides a practical expedient. When developing reasonable and supportable forecasts as part of estimating credit losses, all entities may elect a practical expedient that assumes current conditions as of the balance sheet do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted the standard September 30, 2025. The adoption did not impact the Company’s consolidated balance sheet or income statement.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other Internal Use Software” which was issued to modernize the accounting for software costs and removes all references to prescriptive and sequential software development stages. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is still evaluating the potential impact of the pronouncement.

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

Three Months Ended September 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$397,227	$121,916	$519,143
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	325,938	87,697	413,635
Selling, general and administrative	46,180	22,761	68,941
Depreciation and amortization	16,035	5,991	22,026
Other segment items(2)	1,604	608	2,212
Income from operations	7,470	4,859	12,329
Interest income			501
Interest expense			(16,627)
Other income (expense), net			3,848
Income before income taxes			51

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$413,758	$115,669	$529,427
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	337,808	77,418	415,226
Selling, general and administrative	49,022	22,558	71,580
Depreciation and amortization	17,056	6,986	24,042
Other segment items(2)	4,457	1,233	5,690
Income from operations	5,415	7,474	12,889
Interest income			263
Interest expense			(21,684)
Other income (expense), net			(1,041)
Income before income taxes			(9,573)

Nine Months Ended September 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$1,223,240	$343,702	$1,566,942
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	995,115	232,340	1,227,455
Selling, general and administrative	141,128	68,504	209,632
Depreciation and amortization	48,665	18,947	67,612
Other segment items(2)	5,070	1,779	6,849
Income from operations	33,262	22,132	55,394
Interest income			8,298
Interest expense			(54,657)
Other income (expense), net			7,141
Income before income taxes			16,176

Nine Months Ended September 30, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$1,296,082	$344,068	$1,640,150
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,053,103	233,831	1,286,934
Selling, general and administrative	151,058	68,823	219,881
Depreciation and amortization	53,207	21,051	74,258
Other segment items(2)	244,298	3,592	247,890
Income from operations	(205,584)	16,771	(188,813)
Interest income			1,660
Interest expense			(63,186)
Other income (expense), net			953
Income before income taxes			(249,386)

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Capital Expenditures
TTEC Digital	$2,230	$2,420	$5,890	$6,498
TTEC Engage	11,564	6,363	20,491	29,967
Total	$13,794	$8,783	$26,381	$36,465

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2025	December 31, 2024
Total Assets
TTEC Digital	$771,940	$776,099
TTEC Engage	909,708	977,281
Total	$1,681,648	$1,753,380

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
United States / Canada	$344,658	$357,650	$1,059,903	$1,099,173
Philippines / Asia Pacific / India	94,367	96,273	277,971	325,467
Europe / Middle East / Africa	52,956	47,118	150,404	128,148
Latin America	27,162	28,386	78,664	87,362
Total	$519,143	$529,427	$1,566,942	$1,640,150

(4)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2025; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 10.8% and 11.1% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate. In the first quarter of 2024, one of our larger financial services clients notified us that it was exiting one of the lines of business that we support.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2025 beyond what was already recognized.

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$5,000	$4,757	$5,244	$2,248
Provision for credit losses	102	100	700	2,744
Uncollectible receivables written-off	26	(397)	(816)	(553)
Effect of foreign currency	—	301	—	322
Balance, end of period	$5,128	$4,761	$5,128	$4,761

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

(5)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2024	Adjustments	Impairments	Currency	2025

TTEC Digital	$498,213	$—	$—	$2,087	$500,300
TTEC Engage	72,984	—	—	506	73,490
Total	$571,197	$—	$—	$2,593	$573,790

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

Outside of our annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the third quarter of 2025, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2025, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,433	$159
Other long-term assets	202	—
Other current liabilities	(1,169)	(4)
Other long-term liabilities	(130)	—
Total fair value of derivatives, net	$336	$155

	December 31, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$783	$6
Other long-term assets	—	—
Other current liabilities	(2,679)	(183)
Other long-term liabilities	(1,471)	—
Total fair value of derivatives, net	$(3,367)	$(177)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2025 and December 31, 2024 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2025	Amount	Amount		12 months	Through
Philippine Peso	3,467,000	$60,451	(1)	88.8%	March 2027
Mexican Peso	426,500	21,218		83.5%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$83,600

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2025 and December 31, 2024.

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$(1,213)	$3,514	$4,366	$(1,801)

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$411	$681	$896	$2,669
Provision for income taxes	(107)	(177)	(233)	(695)
Net income (loss)	$304	$504	$663	$1,974

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s volume of foreign exchange fair value derivative contracts as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of September 30, 2025 (2)	Amount	Amount
Australian Dollar	2,950	$1,934
Canadian Dollar	6,800	4,891
Euro	15,500	18,099
British Pound	4,100	5,504
Mexican Peso	62,000	3,380
New Zealand Dollar	1,500	866
Polish Zloty	17,800	4,859
		$39,533

(2) All fair value hedges are short-term and matured in October 2025.

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2024 (3)	Amount	Amount
Australian Dollar	3,850	$2,393
Canadian Dollar	5,850	4,137
Euro	11,000	11,456
British Pound	5,600	7,066
Mexican Peso	130,000	6,307
New Zealand Dollar	3,400	1,914
		$33,273

(3) All fair value hedges are short-term and matured in January 2025.

The amounts and location of before tax gains and losses on Fair Value Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(7)	$(683)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$275	$(1,213)

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

The following presents information as of September 30, 2025 and December 31, 2024 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 10). As of September 30, 2025 and December 31, 2024, the Company had $882.5 million and $975.0 million, respectively, of borrowings outstanding under the Credit Facility. During the third quarter of 2025 outstanding borrowings accrued interest at an average rate of 6.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2025, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2025 and December 31, 2024 (in thousands):

As of September 30, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$336	$—	$336
Fair value hedges	—	155	—	155
Total net derivative asset (liability)	$—	$491	$—	$491

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,367)	$—	$(3,367)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(3,544)	$—	$(3,544)

The following is a summary of the Company’s fair value measurements as of September 30, 2025 and December 31, 2024 (in thousands):

As of September 30, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$491	$—
Deferred compensation plan asset	34,487	—	—
Total assets	$34,487	$491	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Total liabilities	$—	$—	$—

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended September 30, 2025 and 2024, TTEC Digital recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $0.0 million and $0.4 million, respectively. During the nine months ended September 30, 2025 and 2024, TTEC Digital recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.2 million and $2.9 million, respectively. During the three months ended September 30, 2025 and 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.4 million and $4.3 million, respectively. During the nine months ended September 30, 2025 and 2024, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $1.7 million and $5.1 million, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The Company has evaluated the provisions of the new law and determined there was no material impact on the Company’s consolidated financial statements.

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2025 estimated annual effective tax rate of 27.4%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2025 was 189.9%. This rate was the result of the jurisdictional mix of year-to-date income, foreign currency gains and losses and the impact of the exclusion of losses related to entities with a full valuation allowance.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Honduras. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended September 30, 2025 and 2024 was approximately $0.6 million and $0.7 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.02, respectively. The aggregate benefit to income tax expense for the nine months ended September 30, 2025 and 2024 was approximately $1.8 million and $2.1 million, respectively, which had an impact on diluted net income per share of $0.03 and $0.04, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(10)COMMITMENTS AND CONTINGENCIES

Credit Facility

On November 5, 2025, the Company entered into the Tenth Amendment, which extends the maturity date to November 23, 2027 (the “New Maturity Date”) and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment is reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit is reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment is payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers are reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) are reduced by 100%. Certain other uses of cash are also restricted, subject to limited exceptions. The period during which certain covenant adjustments apply are as of March 31, 2026 and June 30, 2026. The maximum net leverage ratio steps down from the currently permitted 4.25 to 3.00 by Q3 2027 (TTEC’s Q3 2025 net leverage ratio is 3.46). The upfront fee payable to consenting lenders is 20 basis points of the revolving credit commitment.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Credit Agreement includes a number of financial covenants and operating restrictions and failure to comply with them could result in a default under the Credit Agreement. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months. In the event the Company does not remain in compliance with the financial covenants under the Credit Agreement, it may need to negotiate additional amendments to or waivers of the terms of such Credit Agreement, refinance its debt, or raise additional capital.

As of September 30, 2025 and December 31, 2024, the Company had borrowings of $882.5 million and $975.0 million, respectively, under its Credit Facility, and its average daily utilization was $993.9 million and $1,047.3 million for the nine months ended September 30, 2025 and 2024, respectively. Based on the level of availability per the covenant calculations as of September 30, 2025, the Company’s remaining borrowing capacity was approximately $190 million. As of September 30, 2025, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2025, outstanding letters of credit under the Credit Facility totaled $5.2 million. As of September 30, 2025, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.3 million.

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

(11)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the nine months ended September 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $59.8 million. Revenue recognized for the nine months ended September 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $74.1 million. Prior period amounts have been adjusted to correct for identified errors in the calculation of deferred revenue recognized for the nine months ended September 30, 2024.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2025, the Company’s RPO was $392.4 million, which will be delivered and recognized within the next six years. The Company expects to recognize approximately 61% of the RPO over the next 12 months, 24% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(6,318)	(1,801)	25	(8,094)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,974)	247	(1,727)
Net current period other comprehensive income (loss)	(6,318)	(3,775)	272	(9,821)

Accumulated other comprehensive income (loss) at September 30, 2024	$(99,462)	$2,540	$(2,775)	$(99,697)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	20,002	4,366	23	24,391
Amounts reclassified from accumulated other comprehensive income (loss)	—	(663)	210	(453)
Net current period other comprehensive income (loss)	20,002	3,703	233	23,938

Accumulated other comprehensive income (loss) at September 30, 2025	$(103,819)	$(1,880)	$(2,484)	$(108,183)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2025	2024	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$411	$681	Revenue
Tax effect	(107)	(177)	Provision for income taxes
	$304	$504	Net income (loss)

Other
Actuarial loss on defined benefit plan	$38	$(60)	Cost of services
Gain on liquidation	—	—	Other income (expense), net
Tax effect	(4)	6	Provision for income taxes
	$34	$(54)	Net income (loss)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2025	2024	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$896	$2,669	Revenue
Tax effect	(233)	(695)	Provision for income taxes
	$663	$1,974	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(233)	$(291)	Cost of services
Gain on liquidation	—	19	Other income (expense), net
Tax effect	23	25	Provision for income taxes
	$(210)	$(247)	Net income (loss)

(13)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Shares used in basic earnings per share calculation	48,460	47,723	48,098	47,573
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	—	—	—	—
Shares used in dilutive earnings per share calculation	48,460	47,723	48,098	47,573

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2025 and 2024, there were 2.8 million and 3.2 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2025 and 2024, there were 3.2 million and 2.6 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024

Equity-based compensation expense recognized in Cost of services	$1,042	$1,471
Equity-based compensation expense recognized in Selling, general and administrative	2,035	2,862
Total equity-based compensation expense	$3,077	$4,333

	Nine Months Ended September 30,
	2025	2024

Equity-based compensation expense recognized in Cost of services	$3,693	$5,707
Equity-based compensation expense recognized in Selling, general and administrative	6,685	9,542
Total equity-based compensation expense	$10,378	$15,249

Restricted Stock Unit Grants

During the three months ended September 30, 2025 and 2024, the Company granted 205,694 and 250,913 RSUs, respectively. During the nine months ended September 30, 2025 and 2024, the Company granted 742,853 and 3,357,210 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $3.1 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized compensation expense related to RSUs of $10.4 million and $15.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $18.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Performance Based Restricted Stock Unit Grants

During 2022, the Company granted awards of two different performance-based RSU (“PRSU”) programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets were met, the annual value of the PRSUs issued would have been between $0.9 million and $3.5 million and the PRSUs would have vested in March 2025. If the defined minimum targets were not met, then no shares would be issued. The number of shares awarded would have been based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the 2022 ordinary course annual PRSUs, no shares were issued in March 2025 as defined minimum targets were not met. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels are met, the Company will issue between 0.0 million and 0.5 million PRSUs that will vest immediately in March 2026. If the defined minimum targets are not met, then no shares will be issued. The number of shares awarded will be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for fiscal year 2025. The Company did not recognize any compensation expense related to these awards for the three and nine months ended September 30, 2025, as they were not deemed probable of being achieved.

During 2023, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the Company will issue PRSUs with an annual value between zero and $8.9 million that will vest in 2026. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. Expense for these awards began at the start of the requisite service period, beginning January 1, 2025. The Company did not recognize any compensation expense related to these awards for the three and nine months ended September 30, 2025, as they were not deemed probable of being achieved.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2025 and 2024, the Company expensed $0.5 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $73 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2025.

Ms. Michelle Swanback, former President of the Company, whose resignation was effective on December 31, 2024, is a member of the board of directors of Willis (NYSE:  WTW) (fka “WTW” and “Willis Towers Watson”), that provides compensation consulting and insurance brokerage services to the Company. During the nine months ended September 30, 2024, the Company expensed $2.3 million for these services.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider, carefully, the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in Part II, Item 1A. Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, the risks related to our business operations, our strategy and our industry, including the risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital’s clients’ transition to public cloud and SaaS solutions, risks specific to our remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands risks specific to operational controls and employee fraud, risks related to the accuracy of client forecasting, risks arising from our long sales cycles and lead time to revenue, risks specific to the inherent conflict between necessary cost containment and the need for investment to support new offerings in a competitive market, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks inherent in M&A activity, risks of our financial operations, including risks related to our leverage and debt service obligations, risks specific to our cost containment measures, risks specific to restrictions on our operations built into our credit facility, risks to our profitability due to inflationary pressures on our delivery costs that cannot be passed on to clients, impact on our profitability due to contract terms typical in our industry, risks to profitability due to contractual risk transfer for things we cannot always control or insure against, foreign currency exchange risks, changes in income tax rates, interpretations of transfer pricing arrangements, uncertainties tied to goodwill, assets and strategic investments’ impairments, risks related to our use of technology and third party services, including possible disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies, and the growing reliance on third parties for data, cloud and SaaS services, risks specific to legal and regulatory matters that impact our business, including uncertainty and inconsistency in privacy and data protection laws, the high cost of compliance with such laws, high cost and reputational damage of wage and hour and ERISA class action lawsuits, uncertainty in AI regulatory environments, risks specific to IP protection and infringement, and our ability to timely secure and maintain licenses needed to support certain regulated lines of business, risks specific to operations outside of the U.S. and in jurisdictions where we have limited experience, risks related to government shutdowns, and risks related to the ownership of our common stock, including risks related to the termination of the proposal to take the company private, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware corporation and provisions in our charter documents that may discourage, delay or prevent change in control events, potentially depressing the price of our common stock, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of September 30, 2025, TTEC served approximately 660 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

Our revenue for third quarter 2025 was $519.1 million, of which approximately $121.9 million, or 23% was generated from our TTEC Digital segment and $397.2 million, or 77%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the third quarter of 2025, our revenue decreased $10.3 million, or 1.9%, to $519.1 million over the same period in 2024 including an increase of $2.2 million, or 0.4%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $6.2 million, or 5.4%, increase for TTEC Digital and a decrease of $16.5 million, or 4.0%, for TTEC Engage.

Our third quarter 2025 income (loss) from operations decreased $0.6 million to $12.3 million or 2.4% of revenue, compared to $12.9 million or 2.4% of revenue in the third quarter of 2024. The TTEC Digital operating margin decreased 2.5% over the same period last year primarily due to lower margins in our recurring business and higher one-time on-premise revenue that yields lower margins. The TTEC Engage operating margin increased 0.6% over the same period last year due to lower impairment expenses.

Income (loss) from operations in the third quarter of 2025 and 2024 included $2.2 million and $5.7 million of restructuring charges and asset impairments, respectively.

Our offshore customer experience centers spanning 15 countries serve clients based in the U.S. and in other countries with 22,000 workstations, representing 82% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 39% of our revenue for the third quarter of 2025, as compared to 35% of our revenue for the corresponding period in 2024.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2025, the total production workstations for our TTEC Engage segment was 26,600, a net decrease of 3,600 workstations over the same period last year, with an overall capacity utilization 73% versus 70% in the prior year period, The increase was due to seat reductions in the U.S. and Philippines, partially offset by reduced client forecasts.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2025 and 2024 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$121,916	$115,669	$6,247	5.4%
Operating Income	4,859	7,474	(2,615)	(35.0)%
Operating Margin	4.0%	6.5%

The increase in revenue for the TTEC Digital segment was driven by higher one-time on-premise related revenue.

The operating income decrease was primarily related to lower margins in our recurring business and higher one-time on-premise revenue that yields lower margins. Operating income as a percentage of revenue decreased to 4.0% in the third quarter of 2025 as compared to 6.5% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.7 million and $4.1 million for the quarters ended September 30, 2025 and 2024, respectively.

TTEC Engage

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$397,227	$413,758	$(16,531)	(4.0)%
Operating Income (loss)	7,470	5,415	2,055	38.0%
Operating Margin	1.9%	1.3%

The decrease in revenue for the TTEC Engage segment is explained by lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income increase was primarily attributable to lower impairment expenses. Operating income as a percentage of revenue increased to 1.9% in the third quarter of 2025 as compared to 1.3% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $4.1 million and $4.1 million for the quarters ended September 30, 2025 and 2024, respectively.

Interest Income (Expense)

For the three months ended September 30, 2025 interest income increased to $0.5 million from $0.3 million in the same period in 2024 due to $0.3 million of interest income on an aged VAT receivable. Interest expense decreased to $16.6 million during 2025 from $21.7 million during 2024 due to lower utilization and lower rates.

Other Income (Expense)

For the three months ended September 30, 2025 Other income (expense), net increased to income of $3.8 million from expense of $1.0 million during the prior year quarter.

Included in the three months ended September 30, 2025 was a $1.7 million gain related to a recovery of an aged VAT receivable.

Included in the three months ended September 30, 2024 was a $0.5 million gain related to the fair value adjustment of a contingent consideration accrual.

Income Taxes

The effective tax rate for the three months ended September 30, 2025 was 21,930.3%. This compares to an effective tax rate of (98.1)% for the comparable period of 2024. The effective tax rate for the three months ended September 30, 2025 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2025 and 2024 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$343,702	$344,068	$(366)	(0.1)%
Operating Income	22,132	16,771	5,361	32.0%
Operating Margin	6.4%	4.9%

The slight decrease in revenue for the TTEC Digital segment was driven by lower recurring revenue offset by higher one-time on-premise related revenue.

The operating income increase is primarily attributable to the sale of software, lower employee related costs, improved utilization, and lower impairment expenses. Operating income as a percentage of revenue increased to 6.4% for the nine months ended September 30, 2025 as compared to 4.9% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $11.0 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,223,240	$1,296,082	$(72,842)	(5.6)%
Operating Income (loss)	33,262	(205,583)	238,845	116.2%
Operating Margin	2.7%	(15.9)%

The decrease in revenue for the TTEC Engage segment is explained by a long tenured client exiting a large line of business supported by TTEC and lower demand from select large onshore enterprise clients due to clients’ continued conservative cost management by moderating the level of customer support to address cost pressures.

The operating income (loss) change was primarily attributable to the Q2 2024 goodwill impairment of $233.5 million and lower impairment expenses. As a result, operating income (loss) as a percentage of revenue increased to 2.7% for the nine months ended September 30, 2025 as compared to (15.9)% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $12.2 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2025 interest income increased to $8.3 million from $1.7 million in the same period in 2024 due to $7.6 million of interest income on an aged VAT receivable. Interest expense decreased to $54.7 million during 2025 from $63.2 million during 2024 due to the termination of the factoring agreement, lower utilization and lower rates.

Other Income (Expense)

For the nine months ended September 30, 2025 Other income (expense), net increased to net income of $7.1 million from net income of $1.0 million during the prior year period.

Included in the nine months ended September 30, 2025 was a $8.3 million gain related to a recovery of an aged VAT receivable.

Included in the nine months ended September 30, 2024 was a $1.5 million gain related to the fair value adjustment of a contingent consideration accrual.

Income Taxes

The effective tax rate for the nine months ended September 30, 2025 was 189.9%. This compared to an effective tax rate of (26.4)% for the comparable period of 2024. The effective tax rate for the nine months ended September 30, 2025 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2025, we generated operating cash flows of $118.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

The Company believes that the Tenth Amendment to the Credit Facility provides additional liquidity and flexibility to support ongoing operations in the short term. The increased pricing, reduced size of the Credit Facility, and more restrictive covenants may limit the Company’s ability to pursue certain strategic initiatives, including acquisitions. Management expects to continue to monitor the credit markets and, starting in 2026, to actively seek alternative credit arrangements designed to provide the Company with greater flexibility. Pending any refinancing of the Credit Facility, management will continue to evaluate the impact of these changes on the Company’s financial position and results of operations.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2025 and 2024.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $73.5 million and $85.0 million as of September 30, 2025 and December 31, 2024, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, make strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the nine months ended September 30, 2025 and 2024, net cash flows provided by/(used in) operating activities was $118.5 million and $ (57.7) million, respectively. The increase is primarily due to a $171.8 million increase in net working capital and a $4.4 million increase in net cash income from operations.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025 and 2024, net cash flows used in investing activities was $21.9 million and $36.3 million, respectively. The decrease was due to a $10.1 million decrease in capital expenditures as we rephased our timing of capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025 and 2024, net cash flows provided by/(used in) financing activities was $(102.9) million and $14.8 million, respectively. The change in net cash flows from 2024 to 2025 was primarily due to a $(122.5) million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net working capital and cash from operations. Free cash flow was $92.1 million and ($94.2) million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$4,204	$(91,377)	$118,505	$(57,732)
Less: Purchases of property, plant and equipment	13,794	8,783	26,381	36,465
Free cash flow	$(9,590)	$(100,160)	$92,124	$(94,197)

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2024 Form 10-K filing on February 27, 2025 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2025 to be between 1.8% and 2.0% of revenue. Approximately 55% of these expected capital expenditures are to support growth in our business and 45% relate to the maintenance for existing assets. The anticipated level of 2025 capital expenditures are primarily driven by facility refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Client Concentration

During the nine months ended September 30, 2025 and 2024, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 31.8% and 31.5% of our consolidated revenue for the three months ended September 30, 2025 and 2024, respectively and 31.0% and 32.6% of our consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 6 to 23 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2026 and 2029, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR (in each case as defined in the Credit Agreement) and, therefore, is affected by changes in market interest rates. As of September 30, 2025, we had $882.5 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2025, interest accrued at a rate of approximately 6.6% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt, Honduras and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2025 and 2024, revenue associated with this foreign exchange risk was 23% and 21% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2025	Amount	Amount		12 months	Through
Philippine Peso	3,467,000	$60,451	(1)	88.8%	March 2027
Mexican Peso	426,500	21,218		83.5%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$83,600

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	$105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2025 and December 31, 2024.

The fair value of our cash flow hedges as of September 30, 2025 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2025	Next 12 Months
Philippine Peso	$(1,261)	$(1,131)
Mexican Peso	1,550	1,347
Colombian Peso	47	47
	$336	$263

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from December 31, 2024 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains/(losses) of $0.9 million and $2.7 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2025 and 2024, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2025 and 2024, approximately 17% and 15%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of September 30, 2025 or December 31, 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit				Incorporated Herein by Reference
No.		Exhibit Description		Form		Exhibit		Filing Date

10.97*

Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (reflecting Tenth Amendment to the Agreement)

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 6, 2025	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 6, 2025	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer