Form 10-K
period 2025-12-31
TTEC Holdings, Inc.
filed 2026-02-26
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11919

TTEC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Congress Avenue, Suite 1425, Austin, Texas 78701

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were 48,400,131 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $96,566,358 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 20, 2026, there were 48,565,548 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2026 annual meeting of stockholders.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2025 FORM 10-K

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in the section of this report entitled “Risk Factors”.

Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, our leverage and debt service obligations related risks, risks specific to the terms of our credit facility, risks related to the financial and operating restrictions built into our credit agreement, risks related to the changes in client service demands and the level of effort and capacity forecasting, risks related to our cost containment efforts, risks specific to outsourcing trends and the prices that clients are willing to pay to outsource services that we provide, uncertainties tied to goodwill, assets and strategic investment impairments, risks inherent in M&A activity, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital clients’ transition to public cloud and SaaS solutions, risks specific to our public sector business, risks specific to our clients seeking to transfer to us risks related to cybersecurity, data privacy and emerging technologies that we cannot control or mitigate, risks specific to our remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands, risks specific to our operational controls and employee misconduct, risks arising from our long sales cycles and lead time to revenue, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks specific to cost and availability of labor, telecommunication services and energy that cannot be passed on to clients, risks tied to contracting terms typical in our industry that lead to revenue volatility and impact profitability; risks related to disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies in our client offerings and in how we run our business, and our growing reliance on third parties for data, cloud and SaaS services; risks specific to uncertainties and inconsistencies in privacy, data protection and AI oversight laws, the high cost of compliance with such laws and business impacts if we fail to comply, high cost and reputational damage of wage and hour, ADA, and ERISA class action lawsuits, risks specific to the uncertainties in AI regulatory environments, risks specific to IP protection and infringement, risks inherent in the changes in income tax rates, ability to timely secure and maintain licenses needed to support certain regulated lines of business, and risks specific to the interpretations of transfer pricing arrangements, risks specific to our operations outside of the U.S., risks inherent in our geographic concentration in certain markets where weather and regulatory environment may represent significant challenges; risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock, risks arising from the fact that we may decide to redomesticate our business outside of Delaware, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct.”

RISK FACTORS SUMMARY

The following is a summary of the principal risks and uncertainties that could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Strategy and Our Financial Operation

●	Failure to successfully execute our business strategy could adversely affect our financial results;
●	Our market is highly competitive, and we may not be able to compete effectively;
●	Our clients rapid adoption of Artificial Intelligence (AI) solutions could reduce demand for our services and adversely affect our business, results of operations, and financial condition if we cannot adapt and offer differentiated AI-enabled service offerings;
●	Our leverage and debt service obligations, and the terms of our credit facility, may adversely affect our business and financial condition;
●	We are subject to financial and operating restrictions built into our credit agreement;
●	If our client service demand, level of effort and capacity forecasts are not accurate, our ability to serve our clients profitably could be materially impacted;
●	Our cost containment efforts may constrain investments necessary for growth and business opportunities, while failure to manage costs effectively could adversely impact our profitability and ability to service debt;
●	The current outsourcing trend may not continue, and the prices that clients are willing to pay for the services may diminish, adversely affecting our business;
●	We have incurred, and may in the future incur, impairments to goodwill, long-lived assets or strategic investments, which would impact our financial results of operations;
●	We routinely consider strategic transactions and may enter into such transactions at any time, such transactions could negatively impact our business and create unanticipated risks.

Risk Related to Our Business Operations, and Our Industry

●	A large portion of TTEC Engage revenue is generated from approximately 150 clients, and the loss of one or more of these clients or a significant reduction in their business volumes with us could adversely affect our business;
●	A large portion of TTEC Digital’s revenue is generated from technology partners whose continued partnership with us, risk sharing practices, and product reliability may adversely impact our business;
●	As TTEC Digital clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be impacted;
●	Our public sector business represents unique risks that can negatively impact our results of operations;
●	The trend of clients seeking to transfer to service providers growing risks related to cybersecurity, data privacy and emerging technologies could significantly impact our operations and profitability;
●	Our remote service delivery model exposes us to identity verification, compliance, cybersecurity, and operational risks that could harm our business;

●	If we cannot recruit and retain qualified employees to respond to client demands at the right price point, our business will be adversely affected;
●	Employee misconduct may result in liability, reputational harm, and loss of business,
●	Long sales cycles in certain parts of our business can lead to long lead times before we receive revenue;
●	If we are unable to maintain a geographically diverse footprint, our profitability may be adversely affected;
●	Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases;
●	The cost and availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations; and
●	Contract terms typical in our industry can lead to volatility in our revenue and profitability.

Risks Related to Our Use of Technology and Third-Party Services

●	A disruption to our information technology systems could adversely affect our business and reputation;
●	Cyberattacks, cyber fraud, and unauthorized data access could harm us or our clients and result in liability, and could adversely affect our business and results of operations;
●	Significant interruptions in communication and utility services provided to us by third-party vendors could adversely impact our business;
●	Use of AI technology in our client offerings could result in liability and harm to our reputation and may adversely impact our results of operations;
●	Use of AI in operations introduces risks that could materially affect our business and reputation; and
●	Our growing reliance on third parties for data, software, cloud and SaaS services could adversely impact our business.

Risks Related to Legal and Regulatory Environment

●	Our financial results may be affected by changes in laws and regulations that impact our business and by our failure to comply with such requirements;
●	Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably;
●	Wage and hour, ADA, and ERISA fiduciary class action lawsuits can expose us to costly litigation and damage our reputation;
●	Evolving and fragmented AI regulations may increase compliance costs, limit our offerings, and harm our reputation;
●	Challenges in protecting our intellectual property and its infringement by others may adversely impact our ability to innovate and compete;
●	Increases in income tax rates, changes in income tax laws, or disagreements with tax authorities could adversely affect our business;
●	Our inability to timely secure or maintain licensing required to perform certain of our regulated services may significantly impact our results of operations; and
●	If our transfer pricing arrangements are ineffective, our tax liability may increase.

Risks Related to Our Operations Outside of the United States

●	We face special risks associated with international operations; and
●	Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks.

Risks Related to Ownership of Our Common Stock

●	The price and trading volumes of our common stock may fluctuate significantly due to many factors, some of which we cannot control;

●	There can be no assurance that we will resume paying dividends or repurchasing our shares or the cadence or levels of these activities;
●	The exclusive forum provision for dispute resolution in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes;
●	Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our Company, potentially depressing the price of our common stock;
●	We may change our state of incorporation from Delaware to another jurisdiction, which could affect our stockholders’ rights and the market perception of our common stock;
●	Our Chairman and Chief Executive Officer holds majority voting control, and his interests may conflict with those of other stockholders; and
●	Our status as a “controlled company” could make our common stock less attractive to investors or otherwise harm our stock price.

AVAILABILITY OF INFORMATION

As of the date of this report, TTEC Holdings, Inc.’s principal executive offices are located at 100 Congress Avenue, Suite 1425, Austin, Texas 78701. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to these reports are available free of charge by (i) visiting our website at http://www.ttec.com/investors/sec-filings/ or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@ttec.com. TTEC’s SEC filings are posted on our corporate website as soon as reasonably practical after we electronically file such materials with, or furnish them to, the SEC. Information on our website is not incorporated by reference into this report.

You may also access any materials that we file with the SEC via the SEC’s public website at www.sec.gov.

v

PART I

ITEM 1.

BUSINESS

Our Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”, “we”, “our”, or “us”; pronounced “T-TEC”) is a global customer experience (“CX”) technology and services outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates Artificial Intelligence (“AI”) enabled customer experiences across live interaction channels and provides data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2025, TTEC served over 720 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments.

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and AI and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies, including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft, and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides digital first, AI-enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth and retention services, tech support, fraud mitigation and back-office solutions. The segment’s digital first delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through its TTEC Digital and TTEC Engage business segments and, based upon client needs, through strategic collaboration between the segments. TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated AI-enabled CX technology and service solutions, go-to-market strategies, and innovative offerings.

During 2025, the TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with contributions from approximately 51,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2025 was $2,137 million, of which approximately $469 million, or 22%, was generated from our TTEC Digital segment and $1,668 million, or 78%, was generated from our TTEC Engage segment.

To advance our competitive position in a rapidly changing market and to provide our clients with modernized CX technology and service solutions, we continue to develop our portfolio of service offerings for both mainstream and high-growth disruptive businesses, diversifying and strengthening our core CX services with AI-enhanced, technology-enabled, outcomes-focused services, data analytics, insights, and consulting.

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

AI-powered CX: As brands endeavor to integrate artificial intelligence into customer experience, many companies lack the necessary technology and delivery readiness or face challenges in providing quality personalized and insightful automation. Systems and workflows are not prepared to take advantage of AI benefits.

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

Our Growth Strategy

As a leader and innovator in the global customer experience technology services and business process outsourcing (BPO) markets, our strategy is directed towards sustainable long-term growth in revenue and profitability. Our approach is to leverage our 43 years of operational excellence in customer engagement with AI-enabled technology-infused platforms and managed services. Our strategic imperatives include:

•	Deepening Client Relationships with new work types and expansion into new client lines of business
•	Targeting Industry Leaders as Clients
•	Enhancing Global Sales and Marketing Synergies
•	Expanding in Key Geographic Markets
•	Targeting Key Strategic Acquisitions
•	Investing in Tech-Driven Innovation
•	Diversifying and Leveraging our Technology Partner Ecosystem

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

Our stature as an industry leader in customer engagement is underpinned by an innovative strategy and a forward-looking vision. We believe our key strengths include the following areas:

•	Outcome-based approach to solutions: Given the full suite of TTEC’s technology and operational capabilities, the Company creates solutions for clients based on specific outcomes – cost containment, improved customer experience, revenue growth, or otherwise. Competitors may say that they have an end-to-end set of capabilities, but TTEC is the only one with deep partnerships with all of the hyperscalers, and best-in-class point solutions allowing the Company to make a measurable impact when we have the opportunity to control all of the levers – human and digital.
•	AI-Driven Technology Infrastructure: Our state-of-the-art technology infrastructure and global data center network unite to form a powerful foundation for AI-driven solutions. We leverage AI across the entire associate lifecycle including recruiting, onboarding, training and performance management.
•	Deep Industry Expertise: Our competitive advantage is further enhanced by our deep industry expertise, which allows us to tailor solutions that are not only technologically advanced but also intricately aligned with the specific nuances and regulatory requirements of the industries we serve.
•	Strategic Technology Partnerships: Our robust partner ecosystem includes key players in digital channels, enhancing our ability to deliver efficient, high-impact personalized customer experiences. Since we are technology agnostic, we can offer solutions that are based on the client’s specific needs.

•	Globally Deployed Operating Best Practices: We can deliver a consistent, scalable, high-quality experience to our clients' customers from any of our 54 global customer delivery centers and geographically disbursed work from home associate base.
•	Innovative Talent Development and Impact Sourcing: Our talent development strategy seamlessly merges cutting-edge innovation with a commitment to social responsibility.

Clients

We develop long-term relationships with clients globally, including many of the worlds’ iconic brands, Fortune 1000 companies, small and medium-sized businesses, and public sector agencies. These organizations operate in customer intensive industries or sectors, where complexities and customer focus require a partner that can quickly design and build integrated technology and data-enabled services, often on a global scale. In 2025, our top five and 10 clients represented 31% and 47% of total revenue, respectively.

In several of our offerings across TTEC Digital and TTEC Engage, we enter into long-term relationships that provide us with a more predictable recurring revenue stream. In our TTEC Digital segment, our CX managed services technology solution contracts have an average three-year term and include early termination penalties. In our TTEC Engage segment, most of our contracts can be terminated for convenience by either party, but our relationships with our top five clients have ranged from 6 to 26 years including multiple programs and contract renewals for most of these clients. In 2025, we had a 95% revenue retention rate for TTEC Engage, versus 82% in 2024. The increase is primarily attributable to stabilization of the decline of one of our large financial services clients that impacted 2024.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 8% of our total annual revenue. Expenditures under these supplier contracts represent less than 1% of our total operating costs.

Competition

We are a leading global customer experience technology and services outsourcing partner for many of the world’s marquee and high-growth brands, Fortune 1000 companies, and public sector clients. Our competitors vary by geography, business segment and vertical focus, and range from large multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, principal competitive factors include: client relationships, technology and process innovation, quality and stability of the integrated solutions, digital and virtual delivery capabilities, operational performance and efficiencies, pricing, brand recognition, and financial strength.

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

For TTEC Digital, our main competitors include global systems integration firms, niche and large-scale technology consulting service providers, and technology companies whose solutions we integrate, deploy and maintain for clients, including Deloitte, Accenture, Infosys, Cognizant, Hitachi Data Systems, Slalom, Globant, TechMahindra, and ConvergeOne, among others.

For TTEC Engage, we primarily compete with in-house customer management captive business units and other companies that provide customer experience services, including TP, Foundever, Telus Digital, Concentrix, TaskUs, Intouch CX, Conduent, Genpact, Alorica, Ibex and EXL, among others.

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

Data Privacy: We are subject to data protection and privacy regulations in many of the countries where we operate, including the European General Data Protection Regulation ("GDPR"), the California Consumer Protection Act ("CCPA") and other similar U.S. state-level data protection legislation, the Philippine Data Privacy Act (“Republic Act No. 10173”) and other country data protection laws. Certain of our systems, that support clients with special regulatory requirements, also require compliance with Health Information Trust Alliance (“HITRUST”) requirements and Health Insurance Portability and Accountability Act (“HIPAA”) regulations for clients in the healthcare industry; the Payment Card Industry Data Security Standard (“PCI-DSS”) for financial services clients and other clients where we have access to their customers’ payment card information; Federal Information Security Management Act (“FISMA”), the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) and Federal Risk and Authorization Management Program (“FedRamp”) requirements for U.S. federal government clients; and other similar requirements.

TTEC maintains a cybersecurity and data privacy program designed to protect our clients’, their customers’, and our employees’ confidential personal and other sensitive information. We have invested in our cybersecurity capabilities to identify, detect, respond to and recover from cyber threats and attacks. These investments help us reduce our vulnerabilities to cyber incidents and minimize their impacts on our operations. They also support compliance with our contractual obligations and the laws and regulations governing our activities. We engage independent auditors to conduct assessments over transactional processes and data security (SOC2) for technology solutions we use in our BFSI and healthcare verticals. We also engage third parties to conduct vulnerability assessment and penetration testing of our technology environments. See "Risk Factors — Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably”.

AI Oversight Regulation: TTEC is subject to regulations on AI use in several jurisdictions in the United States, including Colorado, California, Florida, Illinois, and Oregon, among others as well as in the EU AI Act in the European Union; and more regulations are becoming effective every day in jurisdictions where we do business. To maintain compliance, we continuously monitor AI related regulatory developments in relevant jurisdictions. We also established governance protocols and an internal governance oversight body – the Responsible AI Council – that reviews AI tools proposed for use in our client offerings and in how we run our business and provides review and assurance on AI issues specific to data privacy and data ownership, security vulnerabilities, inadvertent bias and discrimination, errors, and other unintended consequences that may arise when AI is used. Our AI processes and controls are evolving with the evolution of technology and relevant regulations and are subject to continuous improvement. See, “Risk Factors — Use of AI technology in our client offerings could result in liability and harm to our reputation and may adversely impact our results of operations; and Use of AI in operations introduces risks that could materially affect our business and reputation”.

Work From Home Regulations: Regulations specific to work from home, which vary among jurisdictions and range from requirements to reimburse costs associated with remote work, to special health and safety mandates, and special government reporting requirements apply to part of our workforce. To comply with these Regulations, TTEC updated its payroll practices and adopted new ways of working, including the use of virtual private networks to access service delivery applications, and remote monitoring and coaching of employees. In the work from home environment, we are not always able to replicate the physical controls we have in place at our delivery centers; therefore, we agree with our clients to implement certain additional controls appropriate to the work from home environment to achieve compliance similar to our delivery centers’ environment. Employees that work from home are required to attest to their understanding and compliance with these controls and with TTEC’s enhanced remote work policy that is designed to address new Regulations and the modified contractual requirements. TTEC works diligently with specialists to stay current on the rapidly changing regulatory environment, but the distributed nature of remote service delivery continues to represent heightened risks of security threats and compliance challenges and there can be no assurance that these risks can be fully contained. See "Risk Factors — Our remote service delivery model exposes us to identity verification, compliance, cybersecurity, and operational risks that could harm our business”.

Other Regulations: TTEC is a labor-intensive business that is subject to complex labor and employment laws established by the U.S. Department of Labor, state and local regulatory bodies, and similar regulators in jurisdictions outside of the U.S. These Regulations govern working conditions, paid time off, workplace safety, wage and hour standards, and hiring and employment practices.

Our public sector work is secured and delivered in compliance with various jurisdiction-specific government procurement regulations, like the Federal Acquisition Regulations (known as “FAR”) and government agency specific procurement and compliance regulations that we comply with when we bid and deliver work for the state, local and U.S. federal government agencies. See "Risk Factors — Our public sector business represents unique risks that can negatively impact our results of operations”.

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

Work we do for some of our clients is subject to special licensing requirements, e.g., insurance producer and gaming licenses. The granting of these licenses can be discretionary on the part of regulatory authorities. As part of the licensing requirements, we may also be subject to extensive and expensive cybersecurity regulations or subject to heightened disclosure requirements that impact our companies or our executives. See, “Risk Factors -- Our financial results may be affected by changes in laws and regulations that impact our business and by our failure to comply with such requirements”.

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

As of December 31, 2025, TTEC held 99 U.S. and non-U.S. patents in 8 jurisdictions that we leverage in our operations and as marketplace differentiation for our service offerings. Our trade name, logos, and names of our proprietary solution offerings are protected by their historic use and, in addition, by trademarks and service marks registered in 32 jurisdictions.

Our People

TTEC recognizes that our employees are our most valuable asset. We are committed to fostering a positive and rewarding work environment that attracts, develops, and retains the highest quality talent. This commitment is integral to our business strategy and our ability to deliver exceptional customer experiences.

Workforce Composition

As of December 31, 2025, TTEC had approximately 51,000 employees globally, with approximately 1,500 serving TTEC Digital clients and 48,500 serving TTEC Engage clients and the remainder supporting the entire business. Our workforce is geographically diverse:

•	Asia: 48%
•	North America: 33% (32% in the United States)
•	Central and South America: 9%
•	Europe, Middle East, and Africa (EMEA): 10%

Approximately 50% of our employees worked remotely, while 50% worked onsite.

Employee Experience and Engagement

TTEC is dedicated to creating a workplace where employees feel valued, engaged, and empowered. We prioritize initiatives that enhance the overall employee experience, including:

•	Health and Wellness Programs: Comprehensive benefit packages and wellness programs designed to support physical, mental and financial well-being.
•	Employee Recognition Programs: Formal and informal programs that recognize and reward employee contributions and achievements.
•	Humanity First: Provide a welcoming and inclusive workplace where all feel respected and valued, can be themselves, connect authentically with others, and work together to delight our customers.
•	Work-Life Balance: Flexible scheduling and work arrangements and programs that support employees in balancing their professional and personal lives.

Workplace Safety

TTEC is committed to providing a safe and healthy work environment for all employees. We maintain safety programs and protocols appropriate for our business, including:

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

Talent Development Programs

All TTEC employees received training in 2025, 13.7 million training hours were delivered, representing an average of nearly 100 hours per employee. This reflects TTEC’s significant investment across initial product training, line of business conversion and upskilling, compliance, professional development, and skills-focused learning opportunities.

TTEC Talent, TTEC’s enterprise learning platform, services as the primary system for delivering and tracking compliance training, professional development, and skills-based, role-aligned learning programs across the organization.

Engagement and Retention

•	Overall employee attrition declined from 64% in 2024 to 57% in 2025, reflecting improved workforce stability.
•	While multiple factors influence retention, the Company believes that access to development opportunities and clear career pathways contributes to employee engagement and continuity.

Internal Mobility and Leadership Pipeline

•	Internal advancement remains a core component of TTEC’s talent strategy.
•	72% of open roles in 2025 were filled internally.
•	77% of leaders advanced into their roles from within the organization.

Performance Management and Compensation

TTEC's performance management system emphasizes clear goal setting, continuous feedback, and regular check-ins to foster individual and company success. Our compensation philosophy is grounded in the following principles:

•	Pay for Performance: Rewards tied directly to measurable performance outcomes and long-term value creation.
•	Market Competitiveness: Compensation programs benchmarked regularly to maintain competitive positioning across global markets.
•	Equity & Fairness: Commitment to internal equity, consistent pay practices, and ongoing monitoring of pay outcomes.
•	Balanced Rewards Mix: Appropriate blend of base pay, short-term incentives, long-term incentives where applicable, and recognition programs.

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

We have grouped these risk factors into six categories:

•risks related to our strategy and our financial condition;
•risks related to our business operations and our industry;
•risks related to our use of technology and third-party services;
•risks related to legal and regulatory environment;
•risks related to our operations outside of the United States; and
•risks related to ownership of our common stock.

Risks Related to Our Strategy and Our Financial Condition

Failure to successfully execute our business strategy could adversely affect our financial results

Our business strategy is based on delivering our contact center customer experience outsourcing expertise through innovative, disruptive AI-enabled technologies, CX consulting, data analytics, client growth solutions, and CX-focused system design and integration. This strategy is enabled through industry-specific client relationships, a scaled global delivery footprint, a CX partner ecosystem, delivery excellence, and strategic M&A. Failure to successfully implement our business strategy and respond effectively to changes in market dynamics, technology, and client expectations may impact our financial results and operations. Our investments in technologies and integrated solution offerings may not lead to increased revenue and profitability. If we are unable to create value from these investments, they could negatively impact our operating results and financial condition.

Our market is highly competitive, and we may not be able to compete effectively

Our business performance depends on our ability to compete successfully in the markets we currently serve, while expanding into new, profitable markets. Our industry is highly competitive, fragmented, and is undergoing structural and technological transformation.

We compete with larger multinational and offshore low-cost service providers that offer similar services, often at highly competitive prices and aggressive contract terms. We also compete with niche solution providers in specific geographies, industry segments and service areas; with companies that utilize new, disruptive technologies or delivery models; and with in-house operations of existing and potential clients. The recent consolidation trend in our industry has resulted in new competitors with greater scale and broader geographic footprints. They have access to greater financial resources, may have proprietary technology solutions, and may be able to absorb more risk in their client contracts, or offer greater efficiencies that may be attractive to our clients and impact our business. The opportunities for new competitors in our industry are also expanding as disruptive technologies emerge and gain importance. New competitors, new strategies by existing competitors and clients, and consolidation among clients and our competitors could adversely impact our market share and profitability.

Based on our more than forty years of experience in the industry, we believe that key competitive factors in our markets are the quality of service offerings tailored to clients and their customers’ needs, innovative technology offerings, reliable delivery processes including technology and cybersecurity infrastructure, the ability to attract, train, and retain qualified employees, global delivery capabilities, competitive pricing, and willingness and ability to accept risks specific to our service delivery. If we are unable to execute on these fundamental requirements effectively and compete successfully by providing clients with differentiated services at competitive prices, we could lose market share, which would materially adversely affect our business.

Our clients' rapid adoption of Artificial Intelligence (AI) solutions could reduce demand for our services and adversely affect our business, results of operations, and financial condition if we cannot adapt and offer differentiated AI-enabled service offerings

The rapid development and adoption of AI technologies by our clients and across our industry present significant risks to our business. Our clients are increasingly deploying AI-powered tools and solutions to automate, replace, or materially supplement some of the services that we have historically provided. This trend may accelerate as AI technologies continue to advance in capability, reliability, and cost-effectiveness.

If our clients determine that AI solutions can adequately perform some of the services that we currently provide, or that AI-enabled alternatives offer a more cost-effective or efficient way to achieve their business objectives, demand for our services could decline. Such a shift in client preferences may result in reduced business volumes, pricing pressure, contract cancellations or non-renewals, and a decrease in overall revenue. The pace and extent of AI adoption may vary across our client base and service lines, making it difficult to predict the timing and magnitude of these impacts on our business.

Our ability to mitigate these risks depends in part on our capacity to adapt our service offerings, continue to develop differentiated solutions that leverage AI to add value to our clients, and identify new market opportunities. There can be no assurance, however, that we will be able to do so successfully or in a timely manner. The cost of developing and integrating AI capabilities into our offerings may be substantial, and these investments may not achieve the desired revenue stabilization and profitability quickly enough to offset the impact of emerging technologies on our business. We may also face significant competition from established competitors, new market entrants, and our clients who may have invested heavily in AI technologies. Additionally, AI solutions we develop or deploy may not achieve market acceptance, may underperform expectations, or may expose us to new risks, including those related to data privacy, intellectual property, regulatory compliance, and reputational harm.

If we are unable to successfully anticipate and respond to the risks associated with the rapid adoption of AI by our clients, our business, results of operations, financial condition, and competitive position could be materially and adversely affected.

Our leverage and debt service obligations, and the terms of our credit facility, may adversely affect our business and financial condition

Our ability to satisfy our debt obligations depends on our future performance, which could be affected by financial, business, economic and other factors. As of December 31, 2025, we had $905.0 million of borrowings outstanding and a maximum borrowing capacity of up to $1.05 billion in the aggregate under our credit facility; this revolving commitment is reduced by $25 million on April 1, 2026 and July 1, 2026. The credit facility, as amended in November 2025, matures on November 23, 2027, and a one-time extension fee of 1.5% of the aggregate revolving credit commitment is payable if the credit facility in its current form is still in effect on October 1, 2026. The Company engaged a financial advisor to evaluate refinancing alternatives for the credit facility to enhance our long-term financial flexibility and/or to pursue other capital structure alternatives. There can be no assurance, however, that we will be able to extend or restructure the current credit facility on acceptable terms.

Furthermore, our operations may not generate sufficient cash flows to service our debt and meet our other obligations. If we fail to make a payment on our debt, we could be in default on such debt, and the lenders could declare such debt due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, our indebtedness and financial covenants under our credit facility could have other adverse consequences for our business, including:

●	Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
●	Exposing us to increased interest expense;
●	Limiting our ability to obtain additional financing for working capital, capital expenditures, strategic initiatives, including acquisitions, investing in technology, talent and innovation we need to stay competitive, and general corporate expenditures or other purposes; and
●	Increasing our vulnerability to adverse economic, industry or competitive developments.

This places us at a disadvantage compared to our competitors, who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Any of these consequences, individually or collectively, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to financial and operating restrictions built into our credit agreement.

Our credit agreement includes a number of financial and operating restrictions. For example, our credit agreement requires us to meet financial ratios, including leverage ratios and an interest coverage ratio, among others. The Credit Facility currently provides for a net leverage ratio covenant of no more than 4.00 to 1 and the minimum interest coverage ratio to not less than 2.5 to 1, with such levels gradually becoming more restrictive during subsequent fiscal quarters. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Our credit agreement also contains provisions that restrict our ability to, among other actions, create liens on our assets; dispose of assets; engage in mergers or consolidations; and pay dividends or make other distributions to our stockholders, or repurchase shares of our common stock. These provisions may competitively disadvantage us relative to other companies and adversely impact our ability to conduct our business. Potential important opportunities or transactions, such as significant acquisitions, may require the consent of our lenders. In addition, our failure to comply with these covenants could result in a default under the credit agreement.

If our client service demand, level of effort and capacity forecasts are not accurate, our ability to serve our clients profitably could be materially impacted

In our TTEC Engage business, we rely on client demand forecasts to make timely staffing level decisions and investments in our delivery centers and remote work technologies. This forecasting information is critical to our successful execution and profitability maximization. We can provide no assurance that our clients will continue to provide us with reliable demand forecasts, nor that we will continue to be able to maintain desired delivery center capacity utilization and remote delivery mix. If we are unable to dynamically adjust to changes in clients’ demand forecasts, if our facilities and staff utilization rates are below expectations or if unexpected shifts in demand make it difficult to right size our real estate and staffing commitments quickly, our results of operations may be adversely affected.

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

Our cost containment efforts may constrain investments necessary for growth and business opportunities, while failure to manage costs effectively could adversely impact our profitability and ability to service debt

We intend to continue growing our business through expanded client relationships, increased sales efforts, and new technology offerings while maintaining disciplined cost controls. This approach creates inherent tension: lean overhead combined with growth objectives may strain our management systems, infrastructure, and resources, potentially resulting in internal control failures, missed business opportunities, and staff attrition.

Our ability to improve or maintain profitability depends on continuous cost management across several areas, including workforce optimization and delivery center utilization, operational efficiency through offshoring and automation, and administrative cost discipline. These ongoing efforts must be balanced against necessary investments to support growth, address technology transformation, and respond to increasing cybersecurity threats. Additionally, inflationary pressures in the economies where we operate continue to affect our cost structure.

If we fail to manage costs effectively in response to changes in demand and pricing for our services, if cost discipline comes at the expense of investments necessary to grow and protect our business, or if we are unable to absorb or pass through increases in operating costs to our clients, our business, financial condition, and results of operations could be materially adversely affected.

The current outsourcing trend may not continue, and the prices that clients are willing to pay for the services may diminish, adversely affecting our business

Our business and the growth in our business depends, in large part, on the willingness of clients to outsource customer care and management services. There can be no assurance that the customer care outsourcing trend will continue, and clients may elect to perform these services in-house or rely on emerging technologies for some of the services they currently outsource to us. Reduction in demand for our services and increased competition from other providers, technologies, and in-house alternatives could create pricing pressures and excess capacity in the market that would have an adverse effect on our business, financial condition, and results of operations.

We have incurred, and may in the future incur, impairments to goodwill, long-lived assets or strategic investments, which would impact our financial results of operations

As a result of past acquisitions, as of December 31, 2025, we have approximately $368.7 million of goodwill and $133.7 million of intangible assets included on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment at least once annually, and more often when events or changes in circumstances indicate the carrying value may not be recoverable. We perform an assessment of qualitative and quantitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the goodwill or intangible asset is less than its carrying amount. In the event that the book value of goodwill or intangible asset is impaired, such impairment would be charged to earnings in the period when such impairment is determined. We have recorded goodwill and intangible impairments in the past. For example, in 2024, we recorded a non-cash pre-tax goodwill impairment charge of $196.0 million in connection with the TTEC Engage reporting unit and an additional non-cash pre-tax $37.5 million impairment charge associated with certain tax effects for a total non-cash impairment loss of $233.5 million recognized in Q2 2024. In Q4 2025, we are recording a non-cash pre-tax goodwill impairment charge of $193.0 million in connection with the TTEC Digital reporting unit and an additional non-cash pre-tax $12.4 million impairment charge associated with certain tax effects for a total non-cash impairment loss of $205.4 million. There can be no assurance that we will not incur additional impairment charges in the future, which could have material adverse effects on our results of operations.

We routinely consider strategic transactions and may enter into such transactions at any time; such transactions could negatively impact our business and create unanticipated risks

We regularly evaluate potential acquisitions, divestitures, and business combinations that we believe could benefit our stockholders, and we may consider such transactions in the context of the changes we may introduce to our capital structure in connection with the refinancing of our credit facility. There can be no assurances, however, that we will be able to identify opportunities that complement our strategy, are available at valuation levels accretive to our business, or that our banking partners would consent to such transactions under our credit facility. Even if we are successful in executing such transactions, they may subject our business to risks that could adversely affect our results of operations, including:

●	Inability to effectively integrate acquired businesses, realize anticipated benefits, or retain key employees;
●	Diversion of management attention from existing operations during integration efforts;
●	Failure to appropriately scale critical resources to support an expanded enterprise;
●	Discovery of undisclosed or underestimated liabilities, compliance failures, or ethical issues following acquisitions;
●	Loss of existing or potential clients who are unwilling to consolidate with a single service provider or remain with the acquirer post-acquisition;
●	Reduced liquidity due to cash expenditures and debt incurred to finance transactions, limiting our ability to pursue other strategic objectives;
●	Inadequate internal controls, disclosure controls, or compliance policies at acquired companies; and
●	Reduced revenue and income, and resultant stock price impact, from divestiture transactions.

While we consider and pursue these transactions to enhance our business, financial results, and stockholder value, there can be no assurance that we will achieve our objectives.

Risks Related to Our Business Operations and Our Industry

A large portion of TTEC Engage revenue is generated from approximately 150 clients, and the loss of one or more of these clients or a significant reduction in their business volumes with us could adversely affect our business

TTEC's business relies on strategic, long-term relationships with large, global companies in targeted industries and certain government agencies. As a result, our business derives a substantial portion of its revenue from relatively few clients. Our five and ten largest clients, collectively, represented 30.6% and 46.8% of our revenue in 2025, respectively, with one client representing over 10% of our revenue.

While we have multiple engagements with our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2026 and 2029 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. While our ongoing sales and marketing activities aim to add new commercial and public sector clients and new opportunities with existing clients, there can be no assurance that such additional work can be secured or that it would yield financial benefits comparable to expiring contracts. The loss of all or part of major clients’ business could have a material adverse effect on our financial condition, and results of operations, if the loss of revenue is not replaced with profitable business from other clients.

We serve clients in industries that have historically experienced a significant level of consolidation. If one of our clients is acquired (by a new owner or by another of our clients) our business volumes and revenue may materially decrease due to the termination or phase out of an existing client contract, volume discounts, or other contract concessions, which could have an adverse effect on our business, financial condition, and results of operations.

A large portion of TTEC Digital’s revenue is generated from technology partners whose continued partnership with us, risk sharing practices, and product reliability may adversely impact our business

A large portion of our TTEC Digital revenue is tied to our partnerships with providers of customer management technology solutions. These partners designate us as a preferred system integrator and implementation and maintenance partner, recommending us to their technology platform customers and providing us with sales leads for services and technology resale opportunities. Our profitability, therefore, often depends on the health of these partnerships and the effectiveness and stability of these third-party technology platforms, as well as on how these solutions are perceived by the market.

Clients who buy these third-party solutions and related services from us hold the Company responsible for the stability and reliability of these platforms, as well as for any losses or damages arising from system outages and cybersecurity incidents involving these third-party solutions. Because we do not control the stability or the reliability of these technology solutions, we seek back-to-back indemnifications from the technology partners for losses and damages that may be caused by their technology that we cannot control or mitigate. If our technology partners’ solutions lag in innovation, do not meet customer expectations in functionality, or have stability or reliability issues, or if our back-to-back indemnities with technology partners for exposures that we cannot control or mitigate fail to fully cover our liabilities to our clients, or if these partners do not honor their indemnity obligations, our results of operations may be materially impacted.

As TTEC Digital clients transition from on premises information technology solutions to public cloud and SaaS services, our business may be impacted

Some of our TTEC Digital clients are rapidly transitioning their IT functions from on premises platforms that we help them support to public cloud solutions and SaaS services. They rely on us for these transitions, which historically contributed to the growth of our higher-margin consulting services, while at the same time impacting our future revenue from managed IT services, and system hardware and software resales. As clients complete the transformation of their technology solutions to the cloud and SaaS, higher-margin consulting service opportunities may no longer be available. If we cannot continue to replace our resale, maintenance and transition related consulting services revenue with other high margin services, our results of operations in the Digital business may be impacted.

Our public sector business represents unique risks that can negatively impact our results of operations

A notable portion of our revenue comes from contracts with U.S. federal, state and local government entities, and our growth strategy includes further expansion of our public sector work. These contracts present distinct risks, including long and uncertain procurement cycles, limited ability to adjust pricing or other material contract terms when operating conditions change, funding and appropriation constraints, heightened compliance and audit exposure, and broad termination rights that can delay revenue, increase costs, and reduce margins.

Many of our public sector contracts impose strict change-control and approval requirements, and inflation, wage increases, increased cost of specialized technology and security requirements, regulatory changes, scope shifts, or volume and mix variances can raise delivery costs without timely recovery, producing unfavorable economics for the remaining performance period.

Public sector contracts are contingent on annual appropriations and funding decisions and may be terminated or not renewed if funds are unavailable, and budget shortfalls, policy shifts, continuing resolutions, or shutdowns can delay, downsize, or end awards, resulting in unfunded costs and under-utilized resources.

Public sector work also entails heightened compliance, audit, and oversight of performance, pricing, cost allocations, labor practices, information security, and subcontracting. Adverse findings can result in repayments, withholdings, penalties, reputational harm, or restrictions on future eligibility to bid for or perform public sector work.

Collectively, these public-sector-specific factors could delay or reduce anticipated revenue and increase compliance and delivery costs, materially and adversely affecting our profitability and results of operations.

The trend of clients seeking to transfer to service providers growing risks related to cybersecurity, data privacy and emerging technologies could significantly impact our operations and profitability

We often provide services in the clients’ and not in our information technology environments, and security and data privacy incidents that clients experience may have many causes and many contributory factors, most of which are unrelated to our activities or involve situations that we cannot reasonably control or mitigate. Yet, clients are increasingly demanding that service providers, like us, accept substantial or even unlimited liability for incidents that we did not cause but which our errors or omissions may have contributed to, in part. While clients expect the inclusion of emerging technologies, including AI, in our services offerings, they often are not positioned to nor do they wish to mitigate or assume responsibility for the often uncertain risks associated with such technologies, instead expecting us to assume that risk. Potential liability and related cost in connection with these risk transfers are often unpredictable, cannot be easily quantified or priced, and cannot always be insured. If we are unable to negotiate reasonable contractual terms with our clients where liabilities for our services are reasonably allocated to events that we can impact, control or mitigate, we may have to decline business opportunities or incur significant liability that would have impact on our results of operations.

Our remote service delivery model exposes us to identity verification, compliance, cybersecurity, and operational risks that could harm our business

Remote service delivery is integral to our business model and cost structure. The prevalence of remote work has made it increasingly difficult to verify that individuals performing work on our behalf are who they claim to be. We have experienced isolated incidents of remote employees holding multiple jobs, using non-employees to perform their work, or sharing wages. In response to these incidents, we implemented enhanced employee identification and geolocation measures to monitor employee identities and work locations. Yet, there can be no assurance that these measures are sufficient to prevent fraud, unauthorized access to data, regulatory and civil liability, and national security concerns.

Recent enforcement actions and government advisories have highlighted schemes in which foreign nationals, including those operating on behalf of hostile nation-states, have used stolen or synthetic identities, fraudulent documentation, and technological tools—including AI-generated imagery and deepfake technology—to obtain remote employment with U.S. companies. These individuals may use domestic co-conspirators to receive company-issued equipment, conduct in-person identity verification, or otherwise circumvent onboarding controls. Our identity verification, background check, and geolocation monitoring procedures may not detect sophisticated identity fraud schemes, and the rapidly evolving nature of these threats requires continuous investment to maintain effective controls.

Our inability to continuously monitor how remote employees deliver services may also impair regulatory compliance in certain lines of business and increase our exposure to fraud by delaying the detection of inappropriate behavior. In addition, employees who work from home rely on residential internet and communication providers that may be less resilient than commercial infrastructure and more susceptible to service interruptions and cyberattacks. Our business continuity and disaster recovery plans may not operate effectively in a distributed remote delivery model, where weather impacts, internet access, and power grid disruptions may be difficult to manage, and system redundancies are not feasible.

Remote work arrangements may also affect our company culture and employee engagement, potentially impacting retention.

If we cannot manage these risks effectively or maintain client confidence in our remote service offerings, our reputation, regulatory standing, and results of operations may be adversely affected.

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

We sign multi-year client contracts that are priced based on prevailing labor rates in jurisdictions where we deliver services and that do not always contain wage escalation or change in laws provisions. In many jurisdictions where we operate, however, our business is confronted with a patchwork of ever-changing minimum wage, mandatory time off, paid medical leave, and rest and meal break laws at the state and local levels. As these jurisdiction-specific laws change with little notice or grace period for transition, we often have no opportunity to adjust how we do business or pass cost increases on to our clients.

Inflationary wage pressures in many jurisdictions where we hire to support our customer care business may continue to make it difficult for us to meet our contractual commitments on multi-year client contracts that do not have wage escalation provisions or may make such contracts unprofitable. Compensation pressure to retain technology-savvy talent may impact our cost of delivery and impact margins in our professional services contracts.

Employee misconduct may result in liability, reputational harm, and loss of business

We depend on our employees to adhere to strict processes and controls when delivering services to our clients and their customers. Although we train employees in their responsibilities before granting access to our and our clients' environments and data, we cannot prevent all misconduct across a workforce of approximately 51,000 employees operating in dozens of countries. When employees disregard or intentionally breach established controls, whether acting alone or in collusion with others, we may be responsible for the resulting harm and could face significant liability, fines, and penalties.

Unauthorized access to or disclosure of sensitive client or customer information, losses resulting from employee negligence or fraud, and our failure to promptly detect and deter such conduct could damage our reputation, erode client trust, trigger contractual and regulatory liability, and result in loss of business and market share, any of which could materially and adversely affect our results of operations and financial condition.

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

If we are unable to maintain a geographically diverse footprint, our profitability may be adversely affected

Our business is labor-intensive, and therefore, the cost of wages, benefits, and related taxes constitutes a large component of our operating expenses. Our growth is, therefore, dependent upon our ability to maintain and expand our operations in cost-effective locations, in and outside of the United States.

Our clients often dictate locations from where they wish for us to serve their customers, such as “near shore” jurisdictions located in close proximity to the clients’ U.S.-based headquarters locations, or in specific locations around the globe. There is no assurance that we will be able to effectively launch operations in jurisdictions that meet our cost, labor availability, and security standards. Our inability to expand our operations to such locations, however, may impact our ability to secure new clients and additional business from existing clients, and could adversely affect our growth and results of operations.

Our business can be disproportionately adversely impacted by events outside of our control that impact our clients, such as economic conditions, geopolitical tensions, and outbreaks of infectious diseases

Global economic conditions, geopolitical instability, concerns with cybersecurity, and technology innovation may lead to a reduction in demand for our services and increased pressure on revenue and profit margins. Our business volumes are impacted by consumer sentiment, and the current inflationary pressures and economic uncertainties are impacting consumer demand for some of our clients’ products and services, which can have a direct impact on the demand for our offerings. The cost increases of our services due to growing labor and cybersecurity costs, as well as social pressures on our clients to utilize their own staff for services, rather than laying off employees, may cause clients to bring previously outsourced services in-house. This risk is enhanced as many clients outsource functions that can be self-serviced, and therefore clients may increasingly encourage customer independence through self-service instead of relying on our solutions.

Current geopolitical tensions could continue to escalate, with unpredictable consequences for our business. For example, our business could be negatively affected by regional escalation of the Gaza Israeli conflict and other escalations in the Middle East, including Iranian strikes on U.S. targets, which may impact our operations in Africa; continuing tensions with China could impact our delivery centers in the Asia-Pacific region, especially in the Philippines; ongoing tensions between India and Pakistan can impact our operations in the Indian provinces near the Pakistani border, and the tariff wars and anti-immigration rhetoric may impact our operations in Canada, Mexico or South Africa.

Natural disasters in locations where we have employees and operations, like the Philippines, Mexico, and the tornado valley and gulf coasts of the United States, can also have significant negative impacts on our ability to deliver services and our reputation for stable service delivery.

Finally, widespread outbreaks of infectious diseases, like the COVID-19 pandemic, would impact our global operations, our delivery capabilities, and our clients’ demand for services.

The cost and availability of labor, telecommunication services, energy, and other operational necessities could adversely affect our results of operations

We have experienced increases in labor costs. Many of our long-term contracts do not allow for escalation of fees as our operating costs increase; and those that do allow for escalations do not always provide for rate increases comparable to cost increases that we are experiencing now and are likely to experience in the future. There is no assurance that we will be able to fully offset cost increases through cost management or price increases, especially given the current highly competitive environment in our industry. Our clients are also experiencing economic pressures and when faced with cost increases from us, may take over the delivery of the services we historically performed for them or engage less expensive providers. If we are not able to increase our pricing or otherwise offset our increased costs while maintaining our market share, our operating results and profitability could be adversely affected.

Contract terms typical in our industry can lead to volatility in our revenue and profitability

Many of our TTEC Engage business contracts require clients to provide monthly forecasts of volumes, but no guaranteed or minimum volumes or revenue levels. Such forecasts vary from month to month, which can impact our staff and space utilization, our cost structure, and our profitability.

Many of our long-term contracts have termination for convenience clauses with short notice periods and no guarantees of minimum revenue levels or profitability, which could have a material adverse effect on our results of operation if clients terminate a contract or materially reduce customer interaction volumes on short notice.

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

Not all our contracts allow for fee escalation as our operating costs increase. Moreover, those that do allow for such escalations do not always allow increases at rates comparable to the increases that we experience due to rising minimum wage mandates, related payroll cost increases, increased technology and security costs, and the increasing costs of evolving regulatory requirements. If and to the extent we do not negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service, our business, financial conditions, and results of operations could be materially impacted.

We provide service level commitments to some of our clients. If we do not meet these contractual commitments, we could be subject to penalties, credits, refunds or contract termination, which could adversely affect our revenue and harm our reputation.

Broad indemnification obligations and no or very high limitations of liability in some of our contracts for losses or damages outside our control that can be indirectly tied to our services may make those contracts unprofitable and materially impact our results of operations.

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

In addition, an information system disruption could result in our failing to meet our contractual performance standards and obligations, which could subject us to liability, penalties, and contract termination. It also may impact our ability to timely report our results of operations impairing our ability to meet our financial disclosure obligations as a public company. Any of these events or a combination of several may adversely affect our reputation and financial results.

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

As we previously reported, in 2021, we experienced two significant cybersecurity incidents and although neither of these incidents resulted in material impact on our results of operations in 2021, there can be no assurances that future cybersecurity incidents, which are unavoidable, would not have a material impact on our results of operations. We have made and continue to make significant investments to enhance our information technology environment, but we, like many other companies, continue to be attacked by cybercriminals and there can be no assurances that investments made to date and the investments planned to be made in the future would be sufficient to mitigate these ongoing attacks or to prevent material impact from future cybersecurity incidents.

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

Cyber fraud. As others, we are experiencing an increase in frequency of cyber fraud attempts, including phishing and smishing attempts, and so-called “social engineering” or “deep fake” attacks, which typically seek unauthorized access into the environment, money transfers or unauthorized information disclosure. We train our employees to recognize these attacks and have implemented proactive risk mitigation measures to curb them. There can be no assurances, however, that these attacks, which are growing in sophistication and frequency, would not deceive our employees, resulting in a material loss and impacts to our operations and corporate functions.

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

Use of AI technology in our client offerings could result in liability and harm to our reputation and may adversely impact our results of operations

We are increasingly incorporating AI technologies into our client offerings, including conversational AI chatbots, virtual agents, intelligent call routing, real-time agent assist tools, training curriculum design, voice and speech analytics, language translation, sentiment analysis, automated customer service responses, and self-service automation. We have governance and controls in place for AI development and use that we deem to be reasonable and appropriate. Competitive pressures to adopt and deploy AI-enabled solutions may accelerate implementation timelines in ways that increase risk exposure, however. As with many disruptive technologies, AI presents risks and unintended consequences that could affect its adoption, and social, ethical, and evolving regulatory issues related to the use of AI in our offerings may result in liability and reputational harm that could materially impact our results of operations.

Many of our AI-enabled offerings rely on third-party AI platforms, foundation models, or other vendor-provided technologies. Defects, service interruptions, security vulnerabilities, or changes in licensing terms outside our control could disrupt client deliverables or degrade the quality of our services. We may have limited visibility into the design, training data, or operational parameters of these third-party systems, which may constrain our ability to identify, explain, or remediate errors or biases in AI outputs provided to clients and their customers. Third-party AI platform developers offer limited recourse to users for any of these scope limitations, but our clients often seek full recourse from us and refuse to accept pass-through terms offered by AI platform developers, exposing TTEC to potential liability we cannot mitigate or control. Additionally, intellectual property issues associated with AI remain uncertain, including questions regarding ownership of AI-generated outputs and the risk that AI systems may inadvertently incorporate, reproduce, or infringe upon protected content or proprietary information. These issues could expose us to claims of infringement or misappropriation and may affect the value or usability of our AI-enabled deliverables.

Most AI solutions are evolving and are not infallible. Issues with data sourcing, technology integration, decision-making bias of AI algorithms, security challenges, protection of privacy for personally identifiable information, the regulatory landscape, content labeling, and acceptable use governance continue to evolve. While efforts are being made to deploy AI responsibly with appropriate controls, our ability to do so effectively cannot be guaranteed. If our solutions incorporating AI are flawed, inaccurate, or produce outputs that do not meet reasonable expectations or the standard of care, they may cause harm to our clients or their customers. Such failures could give rise to professional liability claims, malpractice allegations, errors and omissions exposure, contractual disputes, or indemnification obligations. Limitations of liability provisions in our client agreements may not fully insulate us from such exposure, and our professional liability insurance may not cover all AI-related claims or may become more costly or difficult to obtain as AI-related risks evolve.

Use of AI in operations introduces risks that could materially affect our business and reputation

We use AI technologies to enhance operations, including software development, forecasting, compliance monitoring, recruiting, and process improvement. While these technologies may improve quality, speed, and cost efficiency, they also create operational, legal, ethical, and compliance risks, including data privacy and security vulnerabilities, inadvertent bias or discrimination, errors, and other unintended consequences that may be difficult to detect or remediate.

AI systems used in our operations rely on large volumes of data and complex models, which may expose us to heightened risks of unauthorized access, misuse, or exfiltration of sensitive or confidential information. Model output may be inaccurate, misleading, or inconsistent and may reflect or amplify biases in the training data, potentially resulting in discriminatory outcomes in internal decision-making. These failures could lead to employee or stakeholder harm, business interruption, regulatory investigations or enforcement actions, litigation, contractual claims, financial liability, and reputational damage.

As AI technologies evolve, our workforce may require significant retraining and upskilling, potentially increasing costs and disrupting productivity as new tools and processes are adopted. We may need to redesign roles, reallocate talent, and invest in training and change management to build or maintain AI capabilities and governance. These efforts may not succeed, or may take longer or cost more than expected, and AI-driven process changes could shift job content in ways that negatively affect employee morale, engagement, and our ability to attract and retain talent.

Our growing reliance on third parties for data, software, cloud and SaaS services could adversely impact our business

As we continue to transition and consolidate our information technology and data repositories from on premises IT and data centers controlled by us to public cloud and SaaS providers, and as we increase our reliance on third-party software providers, the vulnerability of our business to the reliability of these third parties is increasing. We have taken steps to mitigate our exposure to service disruptions from these third-party providers, but there can be no assurance that these service providers can maintain security, confidentiality, availability, and integrity of products and services on which we rely. The failures of these third parties to meet their service level commitments to us because of cybersecurity or data breaches, inadequate information technology infrastructure, insufficient updates to software, non-conformance to servicing standards, and other reasons for their business operations’ disruption can damage our reputation and cause financial losses to us, impacting our results of operations.

Our agreements with third-party technology and software providers often have limitations of liability that do not fully protect us against liability to our clients, nor against costs of business interruption that we may incur due to the technology failures.

Risks Related to Legal and Regulatory Environment

Our financial results may be affected by changes in laws and regulations that impact our business and by our failure to comply with such requirements

Our business is subject to extensive, and at times conflicting, regulations by the U.S. federal, state, local, foreign national, and provincial authorities relating to sensitive client and customer data, data privacy, customer communications, and telemarketing practices; licensed healthcare, financial services, collections, insurance, and gaming/gambling support activities; trade restrictions and sanctions, tariffs, and import/export controls; taxation; labor regulations, mandatory healthcare and wellness regulations, wages, breaks and severance regulations; health and safety regulations; disclosure obligations; and immigration laws, among other areas.

As we provide services to clients’ customers residing in countries where we do not have in-country operations or when we use telecommunication channels and airways in countries where we do not have physical presence, we may also be subject to the laws and regulations of these countries. Costs and complexity of compliance with existing and future regulations that could apply to our business may adversely affect our profitability; and if we fail to comply with these mandates, we could be subject to contractual, civil and even criminal liability, monetary damages and fines. Enforcement actions by regulatory agencies could also materially increase our costs of operations and impact our ability to serve our clients.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use and how we use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Uncertainty and inconsistency in privacy and data protection laws relevant to our business, the high cost of compliance with such laws, and the failure to comply with related contractual obligations may impact our ability to deliver services profitably

During the last several years, there has been a significant increase in data protection and privacy regulations and enforcement activity in many jurisdictions where we and our clients do business. These regulations are often complex and at times they impose conflicting requirements among different jurisdictions that we serve. For example, the European Union’s General Data Protection Regulation (GDPR) imposes data protection requirements for controllers and processers of personally identifiable information collected in Europe, while the California Consumer Privacy Protection Act (CCPA), and other similar acts in other U.S. states imposed similar regulations protecting state residents. The recently adopted European Union AI Act, the requirements of which are not yet fully tested, also apply to our services. In addition, we are subject to the terms of our privacy policies and client contractual obligations related to privacy, data protection, and information security. There is an increased focus on automated processing and services delivered with the use of AI tools that may lead to increased regulatory oversight and restrictions that could have an impact on our business.

The scope of these laws, regulations and policies is subject to differing interpretations, and may conflict with other laws and regulations. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these varied obligations may be interpreted and applied in a manner that currently we do not anticipate or that they are inconsistent from one jurisdiction to another.

Failure to comply with all privacy, data protection and cybersecurity laws and regulations that are relevant to different parts of our business have resulted in, and may  in the future result in legal claims, significant fines, sanctions, or penalties, or loss of licenses. Efforts to comply with these laws and regulations may increase our cost of operations, or make it difficult for us to secure business or efficiently serve our clients. Compliance with these evolving regulations requires significant investment which impacts our financial results of operations.

Well publicized security breaches have led to enhanced government and regulatory scrutiny of the measures being taken by companies to protect against cyberattacks and have resulted in heightened cybersecurity requirements, including additional regulatory expectations and the oversight of vendor activity for licensed service providers and for providers and services to public sector clients. Unauthorized disclosure of sensitive or confidential data of our clients, their customers’, and our employees’, whether through third party breach of our systems or due to negligence or intentional acts of insiders, has exposed us in the past and could expose us in the future to costly litigation and regulatory enforcement. It could also impact our reputation and cause us to lose clients, which could adversely affect our financial condition and results of operations.

Wage and hour, ADA, and ERISA fiduciary class action lawsuits can expose us to costly litigation and damage our reputation

The customer care business process outsourcing industry in the United States is a target of plaintiffs’ law firms that specialize in wage and hour and Americans with Disabilities (ADA) class action lawsuits against large employers by soliciting potential plaintiffs (current and former employees) with billboard and social media advertising. Similarly, plaintiffs’ law firms also target companies that offer health, welfare, and deferred income retirement plan (known as 401K plans) benefits subject to ERISA regulations to large employee populations that could result in large classes of potential plaintiffs. These plaintiffs’ law firms seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of these potential plaintiffs, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. The cost of defending these large class action lawsuits has been and will continue to be significant.

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

Evolving and fragmented AI regulations may increase compliance costs, limit our offerings, and harm our reputation

Laws, regulations, and standards governing AI technologies are rapidly evolving across the jurisdictions in which we operate, with varying and sometimes conflicting requirements for transparency, explainability, human oversight, impact assessments, and prohibited uses. This fragmented regulatory landscape creates significant compliance complexity, particularly when serving clients who operate across borders or in highly regulated industries. Regulatory uncertainty and inconsistency may increase our costs and potential liability related to both our use of AI and our clients' use of AI in connection with our services.

Failure to comply with applicable AI regulations could result in regulatory investigations, enforcement actions, fines, or restrictions on our ability to offer AI-enabled services in certain markets. As regulatory frameworks continue to develop, we may be required to modify or discontinue certain offerings, invest significant resources in compliance infrastructure, or face heightened uncertainty regarding the permissibility of our practices, any of which could adversely affect our competitive position and results of operations.

Although we have adopted a responsible approach to integrating AI into our offerings and operations, there can be no assurance that future regulations will not conflict with this approach or otherwise require costly modifications to our offerings. Any such developments could materially and adversely affect our business, results of operations, and reputation.

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

Increases in income tax rates, changes in income tax laws, or disagreements with tax authorities could adversely affect our business.

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

Governments in the United States and other jurisdictions have proposed and enacted changes to fiscal and tax policies, including reforms affecting multinational enterprises. If enacted or interpreted in a manner adverse to us, such changes could increase our effective tax rate or otherwise adversely affect our business, financial condition, or results of operations.

There are no assurances that we will be able to implement effective tax planning strategies that are necessary to optimize our tax position following changes in tax laws globally. If we are unable to implement a cost-effective contracting structure and other changes in how we do business to mitigate these changes, our effective tax rate and our results of operations will be impacted.

Our ability to use our net operating losses or federal tax credits to offset future taxable income may be subject to certain limitations.

Our inability to timely secure or maintain licensing required to perform certain of our regulated services may significantly impact our results of operations

Some of the services we provide for our healthcare, financial services, gaming, and other highly regulated clients require for some of our legal entities, directors and officers of these entities, and employees who perform the services to be licensed by authorities that oversee these regulated activities. These licensing requirements vary among jurisdictions where we provide services; and the ongoing compliance requirements related to maintaining and renew these licenses also change often. Our ability to maintain these licenses and to comply with various evolving regulations that underpin the licensing requirements depends on many factors, not all of which we control; and the cost of this compliance can be significant. Failure to comply with all regulations in one jurisdiction may impact our licensing status with regulators in other jurisdictions. Our ability to secure and maintain these licenses and to do so timely cannot always be assured and depends on many factors, some of which we cannot control. If we are unable to maintain these licenses, if we fail to comply with ever evolving regulations in all the jurisdictions where we deliver regulated services, or if we are unable to meet the regulatory requirements, we may lose significant business opportunities or breach ongoing contractual obligations, which could have material adverse impact on our results of operations.

If our transfer pricing arrangements are ineffective, our tax liability may increase

Transfer pricing regulations in the United States, Australia, India, Mexico, the Netherlands, the Philippines, and other countries where we operate require that cross-border transactions between affiliates be on arm’s-length terms. We carefully consider pricing for operations, delivery, marketing, sales, and other services among our domestic and foreign subsidiaries to ensure that they are at arm's length. If tax authorities determine that the transfer prices and terms that we have applied are not appropriate, our tax liability may increase, including accrued interest and penalties, thereby impacting our profitability and cash flows, and potentially resulting in a material adverse effect to our operations, effective tax rate and financial condition.

Risks Related to Our Operations Outside of the United States

We face special risks associated with international operations

An important component of our business strategy is our global delivery model and our continuous willingness to expand internationally to pursue business opportunities. In 2025, we derived approximately 36% of our TTEC Engage revenue from operations outside of the United States. We deliver services to clients from 22 countries on six continents. Conducting business outside of the United States and in many global locations at the same time is subject to a variety of risks, including:

●	Inconsistent regulations, licensing requirements, prescriptive labor rules, corrupt business practices, restrictive export control and immigration laws, which may result in inadvertent violation of laws that we may not be able to immediately detect or correct; and which may increase our cost of operations as we endeavor to comply with laws that differ from one country to another;
●	Uncertainty of tax regulations in countries where we do business may affect our costs of operation;
●	Longer payment cycles could impact our cash flows and results of operations;
●	Political and economic instability, and unexpected changes in regulatory regimes could adversely affect our ability to deliver services and our ability to repatriate cash;

●	Unanticipated changes in global alliances due to evolving international trade agendas of elected leaders in the U.S. and elsewhere, among other factors, may impact our operations and financial results if we are unable to operate in locations where we deliver services under existing contracts;
●	Currency exchange rate fluctuations and restrictions on currency movement or negative tax consequences triggered by such movement could adversely affect our results of operations, if we are forced to maintain assets in currencies other than U.S. dollars, while our financial results are reported in U.S. dollars; and if we are forced to maintain assets in currencies other than those that we use for payment of our operating expenses;
●	Infrastructure challenges and lack of sophisticated disaster and pandemic preparedness in some countries where we do business may impact our service delivery; and
●	Armed conflicts, terrorist attacks or civil unrest in some of the regions where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

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

Our delivery model involves geographic concentration outside of the United States, exposing us to significant operational risks

Our business model is dependent on our ability to locate a significant portion of our delivery and overhead functions in low-cost jurisdictions around the globe. Our dependence on our delivery centers and corporate support functions in areas subject to frequent severe weather, natural disasters, health and security threats, and arbitrary government actions represents a particular risk. Natural disasters (floods, winds, and earthquakes), terrorist attacks, pandemics, large-scale utility outages, telecommunication and transportation disruptions, labor or political unrest, and restrictions on repatriation of funds at some of the locations where we do business may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not always be effective, particularly if catastrophic events occur; and business interruption insurance that we procure to address some of these risks may not always be available or may not be affordable.

For these and other reasons, our geographic concentration in locations outside of the United States, especially in the Philippines, India, Mexico, Bulgaria, and South Africa, could result in a material adverse effect on our business, financial condition, and results of operations.

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

Our stock value may be impacted by:

●	General economic, industry and market conditions;
●	Changes in market valuation of similar companies in our industry;
●	Investors’ perception about our industry, in general, and about our business and our management team;
●	Acquisitions or consolidations in our industry;
●	The performance of other companies that offer similar services and how their performance is perceived by investors and analysts in comparison to our performance;

●	Our capital structure, including the amount of our indebtedness and cost of serving that debt, as compared to others in our industry;
●	Changes in key personnel at our company;
●	The depth and liquidity of the market for our capital stock;
●	Fluctuations in currency exchange rates for currencies generated and used in our business;
●	Our dividend and stock buy-back policies and how they compare to such policies at other companies in our industry;
●	The passage of adverse legislation or other regulatory or political developments in countries where we do business;
●	The stock market fluctuations, in general, due to geopolitical events, macro and micro economic policies and metrics, energy policies, or terrorist activities; and
●	Potential impacts of factors referred to elsewhere in “Risk Factors.”

Our stock value may also be impacted by financial projections that we provide to the public and whether these projections align with the expectations of our current investors, potential investors, and financial analysts who follow and comment on our stock. Any changes in our projections of results of operations, or our failure to meet or exceed these projections and the investors’ and analysts’ expectations, could result in a material impact on our stock value.

While many of these factors affect the stock prices of all companies, both in and outside our industry, we may be more significantly affected because of the relatively low trading volume of our shares.

There can be no assurance that we will resume paying dividends or repurchasing our shares or the cadence or levels of these activities

The decisions of our Board of Directors regarding the payment of dividends or share repurchases are made in the best interest of all stockholders in compliance with relevant laws, and depend on many factors, including the Company’s financial condition and earnings from operations; capital requirements for operation and technology investments and acquisitions; debt service obligations; market price of the shares; industry practice; legal and regulatory requirements; changes in U.S. federal, state, and international tax or corporate laws; covenant restrictions in the Company’s credit facility; changes to our business model, and other factors that the Board may deem relevant.

As part of the Company’s broader strategy to prioritize debt reduction, in November 2024, our Board of Directors suspended the Company’s semi-annual cash dividend. The Board of Directors currently does not intend to reconsider that decision in the near term.

From time to time, in the past, the Company also repurchased its shares, as an alternative method of providing returns to our stockholders. As part of the Company’s broader strategy to prioritize debt reduction, the Board currently has no immediate plans to resume its share repurchase program.

Our dividend policy and share repurchase practices may change from time to time, and the investor uncertainty about the Company’s future approach to these practices could have a negative impact on the price of our common stock.

The exclusive forum provision for dispute resolution in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for their disputes

Our bylaws designate Delaware’s state courts as the exclusive forum for most disputes between us and our stockholders, including U.S. federal claims and derivative actions. Most Delaware incorporated companies believe that this provision may benefit them by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges who are particularly experienced in resolving corporate disputes, efficient administration of cases relative to other forums, and protection against the burdens of multi-forum litigation. This choice of forum provision does not have the effect of causing our stockholders to waive our obligation to comply with the federal securities laws.

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

Delaware law and provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our Company, potentially depressing the price of our common stock

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other matters:

●	Authorize the issuance of ‘blank check” preferred stock that our Board of Directors could use to implement a stockholders rights plan;
●	Provide that special meetings of our stockholders may be called only by our Chairman, TTEC President, or our Board of Directors;
●	Establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at our Annual Stockholders Meeting;
●	Permit the Board of Directors to establish the number of directors on our Board, from time to time; and
●	Provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our Company, as it imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock and us.

We may change our state of incorporation from Delaware to another jurisdiction, which could affect our stockholders' rights and the market perception of our common stock

We are currently incorporated in the State of Delaware. Our Board of Directors and management periodically evaluate whether Delaware remains the optimal jurisdiction for our corporate domicile. As part of this ongoing assessment, we may determine that reincorporating in another jurisdiction, such as Texas or Nevada, would better serve the interests of the Company and its stockholders.

There is a growing perception in corporate governance circles that certain jurisdictions outside Delaware may offer a more business-friendly legal environment, lower franchise taxes and related costs, and protections for stockholders comparable to those in Delaware. Any such reincorporation could result in changes to the corporate laws governing our internal affairs, including laws relating to directors' fiduciary duties, stockholder rights, stockholder litigation, and other matters of corporate governance. While proponents of alternative jurisdictions contend that stockholders would retain substantially similar rights and protections, there can be no assurance that the corporate laws of another jurisdiction would be as favorable to stockholders as those of Delaware, which has a well-developed body of corporate case law and is generally viewed as a predictable legal environment.

If the Board determines that a change in domicile may be in the best interests of the Company and its stockholders, it may recommend that stockholders vote on such a proposal. The Board is under no obligation, however, to make any such recommendation and may ultimately decide that remaining incorporated in Delaware is the preferred course of action. Any reincorporation would require approval by the shareholders holding majority of TTEC shares.

We cannot predict how stockholders, analysts, or the broader market would react to a vote to change our corporate domicile, and there is no assurance that the majority of stockholders would vote in favor of such reincorporation. Any negative reaction could materially and adversely affect the market price of our common stock.

Our Chairman and Chief Executive Officer holds majority voting control, and his interests may conflict with those of other stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 57% of our common stock. As a result, Mr. Tuchman exercises significant control over our business practices and strategy, including the ability to elect all members of our board of directors, effect stockholder actions by written consent, and determine the outcome of almost any matter submitted to a stockholder vote—such as mergers, acquisitions or dispositions of assets, incurrence of indebtedness, issuance of equity securities, and payment of dividends.

Mr. Tuchman's interests may not always coincide with those of our other stockholders. His control could delay, prevent, or facilitate transactions—including changes in control or sales of substantially all of our assets—regardless of whether other stockholders support such actions. This concentrated ownership may also discourage potential acquirers or other investors from pursuing transactions involving our company, which could adversely affect the trading price of our common stock.

Our status as a “controlled company” could make our common stock less attractive to investors or otherwise harm our stock price

Because we qualify as a "controlled company" under NASDAQ listing rules, we are exempt from requirements to have a majority independent board, an independent compensation committee, or an independent nominating committee. While we have elected not to rely on these exemptions, we may do so in the future. As a result, our stockholders may not have the same protections afforded to stockholders of companies subject to all NASDAQ corporate governance requirements, which could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Governance.  The Company’s Board of Directors, in coordination with its Audit Committee, oversees the Company’s overall ERM process, and has delegated the management of risks arising from cybersecurity threats to the Security & Technology Committee, which regularly interacts with the Company’s CSO (who maintains chief information security officer (“CISO”) responsibilities at TTEC among other responsibilities), the Chief Information Officer (“CIO”), Chief Technology Officer (“CTO”) Chief Privacy Officer, Chief Legal & Risk Officer, and other members of management. The Security & Technology Committee of the Board receives regular reports on the Company’s cybersecurity risks, vulnerability assessments, third-party and independent reviews, and the steps the Company is taking to address the security risks, among other relevant information, and shares information with the full Board of Directors as appropriate. The Board of Directors also has access to and periodically meets with the Company’s CSO, CIO, CTO and Chief Legal & Risk Officer about the approaches and progress that the Company is making on its cybersecurity risk management priorities.

The Board of Directors and the Security & Technology Committee also receive prompt information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incidents until they have been addressed.

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

ITEM 2.  PROPERTIES

Our principal place of business is located in Austin, Texas. In addition to our customer engagement centers used by our TTEC Engage segment discussed below, we also maintain sales and consulting offices in several countries around the world which serve our TTEC Digital segment.

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

As of December 31, 2025, we operated 54 customer engagement centers that are classified as follows:

●	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;
●	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and
●	Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2025, our customer engagement centers were located in the following countries:

				Total
				Number of
	Multi-Client	Dedicated	Managed	Delivery
	Centers	Centers	Centers	Centers
Australia	—	—	2	2
Brazil	1	—	—	1
Bulgaria	2	—	—	2
Colombia	1	—	1	2
Egypt	1	—	—	1
Germany	—	—	1	1
Greece	1	—	—	1
India	3	—	—	3
Malaysia	1	—	—	1
Mexico	2	—	—	2
Philippines	12	—	—	12
Poland	1	1	—	2
South Africa	1	1	1	3
Thailand	—	—	1	1
United Kingdom	1	—	3	4
United States of America	6	8	2	16
Total	33	10	11	54

The leases for our customer engagement centers have remaining terms ranging from one to eight years and generally contain renewal options. We believe that our existing customer engagement centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

As of December 31, 2025, we had 207 holders of record of our common stock and during 2025 we did not declare any dividends on our common stock. During 2024 we declared and paid a $0.06 per share dividend on our common stock.

In 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TTEC’s performance, cash flows, capital needs and liquidity factors. The Company paid the initial dividend in 2015 and continued to pay a semi-annual dividend in October and April of each year in amounts ranging between $0.06 per common share and $0.52 per common share through April 2024. On November 4, 2024, the Board of Directors suspended the Company's semi-annual cash dividend as part of its ongoing shift to prioritize debt reduction associated with strategic acquisitions and other investments in the business. In addition, our credit facility restricts our ability to pay dividends.

Stock Repurchase Program

In 2001 the Company launched a stock repurchase program under the terms of which it returned capital to stockholders by purchasing the Company stock in public market, as authorized by its Board of Directors from time to time. The Board has not authorized stock repurchases since 2017 and has no current plans to authorize additional repurchases in 2026.

Stock Performance Graph

The graph depicted below compares the performance of TTEC common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2020 and ending on December 31, 2025. We have chosen the 2025 Peer Group comprised of Accenture Plc (NASDAQ:ACN), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Concentrix (NASDAQ:CNXC), Globant S.A. (NYSE:GLOB), TaskUs, Inc. (NASDAQ: TASK), and Teleperformance (NYSE Euronext:RCF). We believe that the companies in this Peer Group are relevant to our current business model, market capitalization and our two segments (Digital and Engage).The 2024 Peer Group included Accenture Plc (NASDAQ:ACN), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Concentrix (NASDAQ:CNXC), Globant S.A. (NYSE:GLOB), Teleperformance (NYSE Euronext:RCF) and Telus International (NYSE:TIXT). We believe that the companies in this Peer Group were relevant to our business model, market capitalization and our two segments (Digital and Engage).

The graph assumes that $100 was invested on December 31, 2020 in our common stock and in each comparison index, and that all dividends were reinvested. We declared per share dividends on our common stock of $1.04 during 2023, $0.06 during 2024 and zero during 2025. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TTEC Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And Peer Groups

	December 31,
	2020	2021	2022	2023	2024	2025
TTEC Holdings, Inc.	$100	$125	$62	$32	$7	$5
NASDAQ Composite	$100	$122	$82	$119	$154	$187
Russell 2000	$100	$115	$91	$107	$119	$134
2024 Peer Group	$100	$150	$97	$124	$124	$100
2025 Peer Group	$100	$150	$96	$123	$123	$99

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTEC Holdings, Inc., the NASDAQ Composite Index, the Russell 2000 Index, 2024 Peer Group and 2025 Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
TTEC Holdings, Inc.
NASDAQ Composite
Russell 2000
2024 Peer Group
2025 Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Russell Investment Group. All rights reserved.

ITEM 6.  <RESERVED>

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global CX outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates technology-enabled customer experiences across live interaction channels and provides data-driven AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2025, TTEC served over 720 clients across targeted industry verticals, including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments.

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and AI and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across Enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides digital first AI-enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth and retention services, tech support, fraud mitigation and back-office solutions. The segment’s digital first delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiator, including integrated AI-enabled CX technology and service solution, go-to-market strategies, and innovative offerings.

During 2025, TTEC Digital and TTEC Engage delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom with contributions from approximately 51,000 customer care associates, consultants, technologists, and CX professionals.

Our revenue for fiscal 2025 was $2,137 million, of which approximately $469 million, or 22%, was generated from our TTEC Digital segment and $1,668 million, or 78%, was generated from our TTEC Engage segment.

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

Our 2025 Financial Results

In 2025, our revenue decreased 3.4% from 2024 to $2,137 million, including an increase of 0.1%, or $2.6 million due to foreign currency fluctuations. The decrease in revenue was comprised of a $10.1 million, or 2.2%, increase for TTEC Digital and a $80.9 million, or 4.6%, decrease for TTEC Engage.

Our 2025 income/(loss) from operations increased $56.4 million to ($117.1) million, or (5.5)% of revenue, from ($173.5) million which was (7.9)% of revenue for 2024. The increase in operating income/(loss) margin is due to the lower impairment charges and other factors across both segments. The TTEC Digital segment’s operating income/(loss) declined $201.5 million over last year primarily due to an impairment of goodwill. The TTEC Engage operating income/(loss) increased $257.9 million, compared to the prior year due to lower impairment expenses.

Income/(loss) from operations in 2025 and 2024 included a total of $213.3 million and $254.2 million of restructuring and asset impairments, respectively.

Our offshore customer experience centers spanning 13 countries serve clients based in the U.S. and in other countries with 22,200 workstations representing 83% of our global delivery capabilities. Revenue for TTEC Engage provided in these offshore locations represented 36% of our 2025 revenue, as compared to 34% of our 2024 revenue.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of December 31, 2025, the total production workstations for TTEC Engage was 26,750 and the overall capacity utilization in our centers was 73% versus 70% in the prior year period. The increase was due to seat reductions in the U.S. and the Philippines, partially offset by reduced client forecasts.

We continue to selectively retain and grow offshore capacity, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we will continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible to provide scaled disclosures in our filings with the SEC, the Company elected not to avail itself of this relief in this Annual Report on Form 10-K and will continue to provide the same level of disclosures as in its most recent fiscal periods. The Company will avail itself of certain disclosure relief, however, on select items generally included in the proxy materials and incorporated into the Form 10-K by reference. The Company may re-evaluate this decision at a later date.

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

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of trade names. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBITDA margins, customer attrition rate, and market-participant discount rates.

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

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will record an impairment equal to the amount by which a reporting unit’s carrying value exceeds its fair value.

During 2025, we completed a Step 1 goodwill analysis and determined that for two of the three reporting units the estimated fair value exceeds the carrying value. The resulting fair value of the Digital Recurring reporting unit decreased below its carrying value, which resulted in recording an impairment charge. The calculation of fair value is based on estimates including revenue projections, EBITDA margin projections, estimated tax rates, estimated capital expenditures, estimated working capital, guideline public company revenue and EBITDA multiples, guideline transaction revenue multiples, market participation acquisition premiums and discount rates.

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

Impairment Losses

Impairment losses include costs related to impairment of goodwill, right-of-use assets, leasehold improvement assets, internally developed software, and certain computer equipment.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to December 31, 2024

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2025 and 2024 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$469,201	$459,018	$10,183	2.2%
Operating Income/(Loss)	(177,820)	23,691	(201,511)	(850.6)%
Operating Margin	(37.9)%	5.2%

The increase in revenue for the TTEC Digital segment was driven by higher one-time on-premise related revenue. It was partially offset by a decrease in recurring and professional services revenue.

The operating income/(loss) reduction is primarily attributable to a $205.4 million goodwill impairment charge. The operating income/(loss) as a percentage of revenue decreased to (37.9)% in 2025 as compared to 5.2% in 2024. Included in the operating income/(loss) was amortization related to acquired intangibles of $14.7 million and $16.6 million for the years ended December 31, 2025 and 2024, respectively.

TTEC Engage

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$1,667,698	$1,748,569	$(80,871)	(4.6)%
Operating Income/(Loss)	60,675	(197,211)	257,886	130.8%
Operating Margin	3.6%	(11.3)%

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

The operating income/(loss) change was primarily attributable to the goodwill impairment of $233.5 million in 2024 and lower restructuring expenses. As a result, the operating income/(loss) as a percentage of revenue increased to 3.6% in 2025 as compared to (11.3)% in the prior period. Included in the operating income/(loss) was amortization expense related to acquired intangibles of $16.3 million and $16.4 million for the years ended December 31, 2025 and 2024, respectively.

Interest Income (Expense)

Interest income increased to $9.4 million in 2025 from $2.7 million in 2024 due to $8.5 million of interest income on an aged VAT receivable. Interest expense decreased to $71.7 million during 2025 from $84.3 million during 2024, primarily due to the termination of the factoring agreement and lower utilization and interest rates on the line of credit.

Other Income (Expense), Net

For the year ended December 31, 2025 Other income (expense), net decreased to a net income of $9.2 million from a net income of $18.6 million during the prior year.

Included in the year ended December 31, 2025 was a $10.4 million gain related to a recovery of an aged VAT receivable.

Included in the year ended December 31, 2024 was a net $15.5 million gain related to the sale of our real estate asset in Englewood, Colorado.

Income Taxes

The reported effective tax rate for 2025 was (8.7)% as compared to (31.3)% for 2024. The effective tax rate for 2025 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $7.1 million benefit related to changes in tax contingent liabilities, a $12.5 million benefit related to restructuring and impairment charges, $2.3 million of expense related to recovery of foreign tax receivables and $0.9 million of other tax expense. Without these items our effective tax rate for the year ended December 31, 2025 would have been 37.1%.

For the year ended December 31, 2024, our effective tax rate was (31.3)%. The effective tax rate for 2024 was impacted by earnings in international jurisdictions currently under an income tax holiday, $0.6 million of expense related to changes in tax contingent liabilities, $82.5 million of expense related to changes in valuation allowances and related deferred tax liabilities, $0.4 million of expense related to acquisitions, a $38.2 million benefit related to restructuring and impairment charges, $5.1 million of expense related to the amortization of purchased intangibles, and $0.4 million of other tax expense. Without these items our effective tax rate for the year ended December 31, 2024 would have been 40.9%

Year Ended December 31, 2024 compared to December 31, 2023

For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025 and is incorporated herein by reference.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility (as defined below). During the year ended December 31, 2025, we generated positive operating cash flows of $121.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

We manage a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of our global cash and cash equivalents. Our cash is held in the U.S. in U.S. dollars, and outside of the U.S. in U.S. dollars and foreign currencies. We expect to use our cash to fund working capital, global operations, and other strategic activities. While there are no assurances, we believe our global cash is well protected given our cash management practices, banking partners and utilization of diversified bank deposit accounts and other high-quality investments.

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

We primarily utilize our Credit Facility to fund working capital, general operations, and other strategic activities, such as the acquisitions described in Part II. Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements. On November 5, 2025, the Company entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) which extends the maturity date to November 23, 2027 and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment is reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit is reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment is payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers are reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) are reduced by 100%. Certain other uses of cash are also restricted, subject to limited exceptions. The period during which certain covenant adjustments apply are as of March 31, 2026 and June 30, 2026. The maximum net leverage ratio steps down from the currently permitted 4.00 to 3.00 by the third quarter of 2027 (TTEC’s fourth quarter of 2025 net leverage ratio is 3.58). The upfront fee payable to consenting lenders is 20 basis points of the revolving credit commitment. As of December 31, 2025 and 2024, we had borrowings of $905.0 million and $975.0 million, respectively, under our Credit Facility, and our average daily utilization was $982.9 million and $1,050.3 million for the years ended December 31, 2025 and 2024, respectively. After consideration for the current level of availability based on the covenant calculations, our remaining borrowing capacity was approximately $95 million as of December 31, 2025. As of December 31, 2025, we were in compliance with all covenants and conditions under our Credit Facility.

The amount of capital required over the next 12 months will depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially, as business requirements evolve. These factors could require that we raise additional capital through future debt or equity financing. We can provide no assurance that we will be able to raise additional capital with commercially reasonable terms acceptable to us.

The following discussion highlights our cash flow activities during the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $82.9 million and $85.0 million as of December 31, 2025 and 2024, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, and for investment in research and development.

Cash Flows from Operating Activities

For the years 2025 and 2024 we reported net cash flows provided by/(used in) operating activities of $121.1 million and ($58.8) million, respectively. The increase of $179.9 million from 2024 to 2025 was due to a $169.5 million increase in net working capital and a $10.4 million increase in net cash income from operations.

Cash Flows from Investing Activities

For the years 2025 and 2024, we reported net cash flows (used in)/provided by investing activities of ($33.6) million and $0.5 million, respectively. The net increase in cash used in investing activities from 2024 to 2025 was primarily due to the $45.5 million sale of a real estate asset that occurred in 2024 offset by a $7.1 million decrease in capital expenditures for the year ended December 31, 2025.

Cash Flows from Financing Activities

For the years 2025 and 2024, we reported net cash flows used in financing activities of $83.3 million and $38.3 million, respectively. The change in net cash flows from 2024 to 2025 was primarily due to a $50.0 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $83.0 million and ($104.0) million for the years 2025 and 2024, respectively. The increase from 2024 to 2025 was primarily due to an increase in working capital, an increase in net cash income and lower capital expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$121,075	$(58,818)
Less: Purchases of property, plant and equipment	38,109	45,173
Free cash flow	$82,966	$(103,991)

Obligations and Future Capital Requirements

At December 31, 2025, our future contractual obligations were related primarily to debt, leases and income taxes. See the following footnotes in Part II. Item 8. Financial Statements and Supplementary Data:  Note 10 Income Taxes, Note 12 Indebtedness, Note 13 Commitments and Contingencies and Note 15 Leases for a discussion of the obligation and timing of required payments.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 8% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2026 to be between 1.8% and 2.0% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance of existing assets. The anticipated level of 2026 expenditures are primarily driven by facilities refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

We may consider restructurings, dispositions, mergers and other similar transactions. Such transactions could include the transfer or sale of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. These factors could require that we raise additional capital through future debt or equity financing. We can provide no assurance that we will be able to raise additional capital upon commercially reasonable terms acceptable to us.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, we may sometimes generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On November 5, 2025, the Company entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) which extends the maturity date to November 23, 2027 and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment is reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit is reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment is payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers are reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) are reduced by 100%. Certain other uses of cash are also restricted, subject to limited exceptions. The period during which certain covenant adjustments apply are as of March 31, 2026 and June 30, 2026. The maximum net leverage ratio steps down from the currently permitted 4.00 to 3.00 by the third quarter of 2027 (TTEC’s fourth quarter of 2025 net leverage ratio is 3.58). The upfront fee payable to consenting lenders is 20 basis points of the revolving credit commitment.

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

As of December 31, 2025 and 2024, we had borrowings of $905.0 million and $975.0 million, respectively, under the Credit Facility. During 2025, 2024 and 2023, borrowings accrued interest at an average rate of approximately 7.0%, 7.5%, and 6.7% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2025, 2024 and 2023 were $982.9 million, $1,050.3 million and $1,072.4 million, respectively. As of December 31, 2025, and 2024, based on the current level of availability based on the covenant calculations, the remaining borrowing capacity was approximately $95 million and $225 million, respectively.

Client Concentration

During 2025, only one of our clients represented more than 10% of our total annual revenue. Our five largest clients accounted for 31% and 32% of our annual revenue for each of the two years ended December 31, 2025 and 2024, respectively. We have long-term relationships with our top five Engage clients, ranging from 6 to 26 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. For instance, in early 2024, one of our top five clients notified us that it is exiting one of the lines of business that we support. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR (in each case as defined in the Credit Agreement) and, therefore, is affected by changes in market interest rates. As of December 31, 2025, we had $905.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2025 and 2024, interest accrued at a rate of approximately 7.0% and 7.5% per annum, respectively. If the Prime Rate or SOFR increased by 100 basis points, there would be $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt, Honduras, and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2025, 2024 and 2023, revenue associated with this foreign exchange risk was 23%, 20% and 19% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2025	2024	2023
Australian Dollar vs U.S. Dollar	7.2%	(9.9)%	—%
Brazilian Real vs U.S. Dollar	11.3%	(27.4)%	8.2%
British Pound vs U.S. Dollar	6.8%	(1.6)%	4.9%
Bulgarian Lev vs U.S. Dollar	11.5%	(6.3)%	3.0%
Canadian Dollar vs. U.S. Dollar	4.6%	(8.5)%	2.2%
Colombian Peso vs U.S. Dollar	14.6%	(13.8)%	20.0%
Egyptian Pound vs U.S. Dollar	6.2%	(64.4)%	(25.0)%
Euro vs. U.S. Dollar	11.5%	(6.3)%	3.0%
Honduran Lempira vs U.S. Dollar(1)	(4.4)%	(2.8)%	—%
Indian Rupee vs. U.S. Dollar	(5.0)%	(3.1)%	(0.5)%
Mexican Peso vs. U.S. Dollar	13.3%	(22.3)%	12.9%
Philippine Peso vs. U.S. Dollar	(1.5)%	(5.1)%	1.0%
Philippine Peso vs. Australian Dollar	(9.3)%	4.3%	1.0%
Polish Zloty vs U.S. Dollar	12.6%	(4.6)%	9.9%
South African Rand vs U.S. Dollar	11.9%	(2.9)%	(7.6)%
Thailand Baht vs U.S. Dollar	8.0%	0.2%	0.5%

(1) No material business activity in 2023.

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

Our cash flow hedging instruments as of December 31, 2025 and 2024 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	$15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2025 and December 31, 2024.

The fair value of our cash flow hedges at December 31, 2025 was a net asset (in thousands):

		Maturing in the
	December 31, 2025	Next 12 Months
Philippine Peso	$(1,289)	$(1,258)
Mexican Peso	1,513	1,513
Colombian Peso	117	117
	$341	$372

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges increased by $3.9 million from December 31, 2024 to December 31, 2025. The increase in fair value from December 31, 2024 primarily reflects changes in the currency translation between the U.S. dollar and Mexican Peso and U.S. dollar and Philippines Peso.

We recorded net gains/(losses) of $0.9 million, $2.6 million, and $4.0 million for settled cash flow hedge contracts for the years ended December 31, 2025, 2024, and 2023, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part II. Item 8. Financial Statements and Supplementary Data, Note 8 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2025 and 2024, approximately 16% and 15%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results of operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of December 31, 2025 or 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of December 31, 2025, the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Inherent Limitations of Internal Controls

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal controls are met. Further, the design of internal controls must consider the benefits of controls relative to their costs. Inherent limitations within internal controls include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. Over time, a control may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the objective of the design of any system of controls is to provide reasonable assurance of the effectiveness of controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Thus, even effective internal control over financial reporting can only provide reasonable assurance of achieving their objectives. Therefore, because of the inherent limitations in cost effective internal controls, misstatements due to error or fraud may occur and may not be prevented or detected.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, the end of the period covered by this Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2026 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code defining rules of conduct for our employees, partners and suppliers. Our Ethics Code for Senior Executive and Financial Officers applies to our Chief Executive Officer, President, Chief Financial Officer, lead executives of our business segments, Chief Accounting Officer, Treasurer, the Chief Legal & Risk Officer, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Ethics Code defines conduct for all directors, officers, employees, partners and suppliers (as applicable). Both the Ethics Code for Senior Executive and Financial Officers and the Ethics Code are posted on our website at www.ttec.com on the Corporate Governance page. We will post on our website any amendments to or waivers under the Ethics Code for Senior Executive and Financial Officers in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2026 Proxy Statement and will appear under the captions “Proposal No. 1: Election of Directors”, “Corporate Governance-Audit Committee”, “Corporate Governance-Nominating and Governance Committee”, “Insider Trading Policy” and, if applicable, “Delinquent Section 16(a) Reports”.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2026 Proxy Statement under the captions “Executives and Executive Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, and “Corporate Governance-Director Compensation Overview” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Also the information in our 2026 Proxy Statement under the captions “Executive Compensation Tables-Equity Compensation Plan Information” and “Stock Ownership of Directors, Management, and Certain Beneficial Owners” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2026 Proxy Statement under the captions “Related-Party Transactions” and “Proposal No. 1: Election of Directors” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2026 Proxy Statement under the caption “Proposal No. 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

3. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date

2.01	Asset Purchase Agreement dated December 22, 2021, by and among TTEC Government Solutions LLC, Faneuil, Inc. and AJL Holdings, Inc.	8-K	2.01	12/27/2021

3.01	Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996	S-1/A	3.01	7/5/1996

3.03	Certificate of Amendment of Incorporation of TTEC Holdings, Inc. (reflecting name change) with an effective date of January 1, 2018	8-K	3.03	1/9/2018

3.04	Amended and Restated Bylaws of TTEC Holdings, Inc. reflecting all amendments through May 23, 2024	8-K	3.04	5/30/2024

4.01	Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934	10-K	4.01	3/4/2020

10.07**	TTEC Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan as amended on May 22, 2024	S-8	10.07	6/5/2024

10.28**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Senior executives) effective July 1, 2021	10-Q	10.28	8/3/2021

10.29**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (non-executive employees) effective April 1, 2024	10-Q	10.29	5/8/2024

10.30**	Form of TTEC Holdings, Inc. Restricted Stock Unit Award Agreement (VP and above executives) effective April 1, 2024	10-Q	10.30	5/8/2024

10.31**	Independent Director Restricted Stock Unit Award Agreement (effective May 14, 2020)	10-Q	10.31	8/5/2020

10.32**	Template, Management Incentive Program Agreement for 2025 PRSU value equivalent award	10-Q	10.32	8/7/2025

10.33**	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	10.33	11/8/2023

10.34**	Independent Director Compensation Arrangements (unchanged since 2023 and effective for the May 2025 – May 2026 Board Cycle)	10-K	10.34	2/29/2024

10.35**		Form of TTEC Holdings, Inc. Performance Restricted Stock Unit Agreement (Value Creation Program) effective March 15, 2022	10-Q	10.35	5/5/2022

10.40**		Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated October 15, 2001	10-K	10.68	4/1/2002

10.41**		Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech Holdings, Inc. dated December 31, 2008	10-K	10.17	2/23/2009

10.81**		Employment Agreement between David Seybold and TTEC Digital, LLC effective November 28, 2022	10-Q	10.81	11/09/2022

10.83**		Amendment #1 to Employment Agreement between David Seybold and TTEC Digital, LLC dated to be effective September 28, 2023	10-Q	10.83	11/08/2023

10.84†		Employment agreement between Carlos M. Dean and TTEC Services Corporation effective November 10, 2025

10.86**		Amended and Restated Executive Employment Agreement between Margaret B. McLean and TTEC Services Corporation effective December 12, 2018	10-K	10.86	3/6/2019

10.87**		Executive Employment Agreement dated as of February 12, 2024, by and among TTEC Services Corporation and Kenneth R. Wagers, III	8-K	10.87	2/15/2024

10.88**		Amendment to Employment Agreement between Margaret B. McLean and TTEC Services Corporation dated May 23, 2024	10-Q	10.88	8/8/2024

10.89**		Executive Employment Agreement between John Abou and TTEC Services Corporation dated as of July 17, 2024	10-K	10.89	2/27/2025

10.90		Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers	8-K	10.1	6/7/2013

10.97		Amended and Restated Credit Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender (reflecting Tenth Amendment to the Agreement).	10-Q	10.97	11/6/2025

19.1	.	Insider Trading Policy	10-K	19.1	2/27/2025

21.1†		List of subsidiaries

23.1†		Consent of Independent Registered Public Accounting Firm

24.1†		Power of Attorney

31.1†		Rule 13a-14(a) Certification of CEO of TTEC

31.2†		Rule 13a-14(a) Certification of CFO of TTEC

32.1†		Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2†	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

97.1	TTEC Incentives Recoupment Policy	10-K	97.1	2/29/2024

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from TTEC Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

†     Filed or furnished herewith.

**    Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on
February 26, 2026.

TTEC HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

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

* By /s/ Kenneth R. Wagers, III under Power of Attorney as attached hereto as Exhibit 24.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TTEC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTEC Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), of stockholders' equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from contracts and programs when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration management expects to be entitled to in exchange for those goods or services. Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. The Company’s revenue was $2,136 million for the year ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by either (a) testing, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as executed contracts, invoices, shipping and delivery documents, and cash receipts; or (b) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025, and, for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, shipping and delivery documents, and subsequent cash receipts.

Annual Goodwill Impairment Assessments

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance, which is comprised of the Digital Recurring, Digital Professional Services and Engage reporting units , was $369 million as of December 31, 2025. Management evaluates goodwill for possible impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value of a reporting unit is in excess of its fair value, management will record an impairment equal to the amount by which a reporting unit’s carrying value exceeds its fair value. As of the date of the annual impairment testing, management concluded that the fair values of the Engage and Digital Professional Services reporting units were in excess of the respective carrying values and the goodwill for those reporting units was not impaired. The fair value of the Digital Recurring reporting unit decreased below its carrying value, which resulted in a $205 million impairment loss that was recognized in the fourth quarter. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Management used a market approach and an income approach to estimate the fair value of each reporting unit which incorporated significant assumptions, including revenue growth rates, revenue terminal growth rates, EBITDA margin projections, income tax rates, working capital, capital expenditures, discount rates, guideline public company revenue multiples and EBITDA multiples, guideline transaction revenue multiples, and market participant acquisition premiums.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Company’s reporting units ; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, and EBITDA margin projections for the Digital Recurring, Digital Professional Services and Engage reporting units; revenue terminal growth rates, discount rates, guideline public company revenue multiples and EBITDA multiples, and market participant acquisition premiums for the Digital Recurring and Digital Professional Services reporting units; guideline transaction revenue multiples for the Digital Professional Services reporting unit; and capital expenditures for the Digital Recurring reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of each reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and EBITDA margin projections for the Digital Recurring, Digital Professional Services and Engage reporting units; revenue terminal growth rates, discount rates, guideline public company revenue multiples and EBITDA multiples, and market participant acquisition premiums for the Digital Recurring and Digital Professional Services reporting units; guideline transaction revenue multiples for the Digital Professional Services reporting unit; and capital expenditures for the Digital Recurring reporting unit. Evaluating management’s assumptions related to revenue growth rates and EBITDA margin projections for the Digital Recurring, Digital Professional Services and Engage reporting units; revenue terminal growth rates for the Digital Recurring and Digital Professional reporting units; and capital expenditures for the Digital Recurring reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each reporting unit; (ii) the consistency with external market and industry data, where applicable; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rates, guideline public company revenue multiples and EBITDA multiples, and market participant acquisition premiums assumptions for the Digital

Recurring and Digital Professional Services reporting units; and guideline transaction revenue multiples assumption for the Digital Professional Services reporting unit.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2026

We have served as the Company’s auditor since 2007.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$82,901	$84,991
Accounts receivable, net of allowance of $4,908 and $5,244	455,829	452,573
Prepaids and other current assets	124,006	92,947
Income and other tax receivables	10,615	21,785
Total current assets	673,351	652,296

Long-term assets
Property, plant and equipment, net	111,778	132,051
Operating lease assets	86,064	91,263
Goodwill	368,678	571,197
Deferred tax assets, net	6,581	8,498
Other intangible assets, net	133,688	164,808
Income and other tax receivables, long-term	8,595	31,781
Other long-term assets	110,347	101,486
Total long-term assets	825,731	1,101,084
Total assets	$1,499,082	$1,753,380

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
Current liabilities
Accounts payable	$72,637	$84,180
Accrued employee compensation and benefits	155,400	137,636
Other accrued expenses	19,674	22,578
Income tax payable	11,959	3,007
Deferred revenue	58,828	64,752
Current operating lease liabilities	34,188	33,358
Other current liabilities	3,266	8,425
Total current liabilities	355,952	353,936

Long-term liabilities
Line of credit	905,000	975,000
Deferred tax liabilities, net	1,225	17,457
Non-current income tax payable	—	—
Non-current operating lease liabilities	61,170	71,008
Other long-term liabilities	62,832	67,860
Total long-term liabilities	1,030,227	1,131,325
Total liabilities	1,386,179	1,485,261

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,560,973 and 47,749,494 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	486	477
Additional paid-in capital	432,268	420,181
Treasury stock at cost: 34,328,112 and 34,328,112 shares as of December 31, 2025 and December 31, 2024, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(106,938)	(132,121)
Retained earnings	354,151	546,617
Noncontrolling interest	17,836	17,865
Total stockholders’ equity	112,903	268,119
Total liabilities, stockholders’ equity and mezzanine equity	$1,499,082	$1,753,380

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,136,899	$2,207,587	$2,462,817

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,670,687	1,735,865	1,932,877
Selling, general and administrative	280,333	293,042	290,873
Depreciation and amortization	89,760	97,955	101,272
Restructuring charges, net	5,897	10,152	8,041
Impairment losses	207,367	244,093	11,733
Total operating expenses	2,254,044	2,381,107	2,344,796

Income (loss) from operations	(117,145)	(173,520)	118,021

Other income (expense)
Interest income	9,368	2,732	5,150
Interest expense	(71,706)	(84,315)	(78,321)
Other income (expense), net	9,246	18,586	(4,126)
Total other income (expense)	(53,092)	(62,997)	(77,297)

Income (loss) before income taxes	(170,237)	(236,517)	40,724

Provision for income taxes	(14,835)	(74,100)	(22,460)

Net income (loss)	(185,072)	(310,617)	18,264

Net income attributable to noncontrolling interest	(7,394)	(10,348)	(9,836)

Net income (loss) attributable to TTEC stockholders	$(192,466)	$(320,965)	$8,428

Other comprehensive income (loss)
Net income (loss)	$(185,072)	$(310,617)	$18,264
Foreign currency translation adjustments	22,319	(30,841)	30,783
Derivative valuation, gross	3,709	(11,898)	8,416
Derivative valuation, tax effect	—	—	(2,190)
Other, net of tax	(72)	330	(391)
Total other comprehensive income (loss)	25,956	(42,409)	36,618
Total comprehensive income (loss)	(159,116)	(353,026)	54,882

Less: Comprehensive income attributable to noncontrolling interest	(8,167)	(10,184)	(9,501)

Comprehensive income (loss) attributable to TTEC stockholders	$(167,283)	$(363,210)	$45,381

Weighted average shares outstanding
Basic	48,211	47,614	47,335
Diluted	48,211	47,614	47,419

Net income (loss) per share attributable to TTEC stockholders
Basic	$(3.99)	$(6.74)	$0.18
Diluted	$(3.99)	$(6.74)	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
					Accumulated
					Other			Total
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling	Stockholders'	Mezzanine
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Equity	Equity
Balance as of December 31, 2022	47,224	$472	$(593,164)	$367,673	$(126,301)	$911,233	$18,192	$578,105	$55,645
Buyout of mezzanine equity	—	—	—	24,067	—	—	—	24,067	(24,067)
Net income	—	—	—	—	—	8,428	9,308	17,736	528
Dividends to shareholders ($1.04 per common share)	—	—	—	—	—	(49,232)	—	(49,232)	—
Buyout of noncontrolling interest or mezzanine equity	—	—	—	—	—	—	—	—	(31,920)
Payments distributed to noncontrolling interest or mezzanine equity	—	—	—	—	—	—	(10,786)	(10,786)	(186)
Foreign currency translation adjustments	—	—	—	—	30,590	—	193	30,783	—
Derivatives valuation, net of tax	—	—	—	—	6,226	—	—	6,226	—
Vesting of restricted stock units	203	2	3,357	(6,396)	—	—	—	(3,037)	—
Equity-based compensation expense	—	—	—	22,071	—	—	—	22,071	—
Other, net of tax	—	—	—	—	(391)	—	—	(391)	—
Balance as of December 31, 2023	47,427	$474	$(589,807)	$407,415	$(89,876)	$870,429	$16,907	$615,542	$—
Net income (loss)	—	—	—	—	—	(320,965)	10,348	(310,617)	—
Dividends to shareholders ($0.06 per common share)	—	—	—	—	—	(2,847)	—	(2,847)	—
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(9,226)	(9,226)	—
Foreign currency translation adjustments	—	—	—	—	(30,677)	—	(164)	(30,841)	—
Derivatives valuation, net of tax	—	—	—	—	(11,898)	—	—	(11,898)	—
Vesting of restricted stock units	322	3	4,907	(5,924)	—	—	—	(1,014)	—
Equity-based compensation expense	—	—	—	18,690	—	—	—	18,690	—
Other, net of tax	—	—	—	—	330	—	—	330	—
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119	$—
Net income (loss)	—	—	—	—	—	(192,466)	7,394	(185,072)	—
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(8,196)	(8,196)	—
Foreign currency translation adjustments	—	—	—	—	21,546	—	773	22,319	—
Derivatives valuation, net of tax	—	—	—	—	3,709	—	—	3,709	—
Vesting of restricted stock units	811	9	—	(1,354)	—	—	—	(1,345)	—
Equity-based compensation expense	—	—	—	13,441	—	—	—	13,441	—
Other, net of tax	—	—	—	—	(72)	—	—	(72)	—
Balance as of December 31, 2025	48,560	$486	$(584,900)	$432,268	$(106,938)	$354,151	$17,836	$112,903	$—

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(185,072)	$(310,617)	$18,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,760	97,955	101,272
Amortization of contract acquisition costs	1,344	1,995	2,288
Amortization of debt issuance costs	2,291	2,020	1,067
Imputed interest expense and fair value adjustments to contingent consideration	—	(1,496)	7,579
Provision for credit losses	980	3,596	2,009
(Gain) loss on disposal of assets	1,174	(13,281)	2,219
Loss on dissolution of subsidiary	517	—	301
Impairment losses	207,367	244,093	11,733
Deferred income taxes	(17,155)	58,530	(7,528)
Excess tax benefit from equity-based awards	2,194	4,352	1,705
Equity-based compensation expense	13,441	18,690	22,071
(Gain) loss on foreign currency derivatives	(230)	384	(3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,641	(66,329)	22,359
Prepaids and other assets	36,685	(17,120)	8,570
Accounts payable and accrued expenses	25,065	(43,220)	9,518
Deferred revenue and other liabilities	(58,927)	(38,370)	(58,659)
Net cash (used in)/provided by operating activities	121,075	(58,818)	144,765

Cash flows from investing activities
Proceeds from sale of long-lived assets	4,483	45,650	261
Purchases of property, plant and equipment, net of acquisitions	(38,109)	(45,173)	(67,839)
Net cash provided by/(used in) investing activities	(33,626)	477	(67,578)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit	(70,000)	(20,000)	35,000
Payments on other debt	(2,322)	(2,405)	(2,317)
Payments of contingent consideration and hold-back payments to acquisitions	—	—	(37,676)
Dividends paid to shareholders	—	(2,847)	(49,232)
Payments to noncontrolling interest or mezzanine equity	(8,196)	(9,226)	(10,972)
Tax payments related to issuance of restricted stock units	(1,345)	(1,014)	(3,037)
Payments of debt issuance costs	(1,434)	(2,804)	—
Net cash (used in)/provided by financing activities	(83,297)	(38,296)	(68,234)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,242)	7,723	(2,112)

Increase/(decrease) in cash, cash equivalents and restricted cash	(2,090)	(88,914)	6,841
Cash, cash equivalents and restricted cash, beginning of period	84,991	173,905	167,064
Cash, cash equivalents and restricted cash, end of period	$82,901	$84,991	$173,905

Supplemental disclosures
Cash paid for interest	$68,960	$82,076	$77,199
Cash paid for income taxes	$25,288	$43,611	$46,129
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$2,047	$886	3,126
Acquisition of equipment through increase in accounts payable, net	$(2,458)	$(2,872)	$2,626

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) technology and services outsourcing partner for marquee and high-growth brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and data-driven digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of December 31, 2025, TTEC served over 720 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operation through two business segments:

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and AI and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides digital first, AI-enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth and retention services, tech support, fraud mitigation and back-office solutions. The segment’s digital first delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated AI-enabled CX technology and service solutions, go-to-market strategies, and innovative offerings.

During 2025, TTEC Digital and TTEC Engage global operating platform delivered onshore, nearshore and offshore services in 22 countries on six continents – the United States, Australia, Belgium, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, Honduras, India, Ireland, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom – with contribution from approximately 51,000 customer care associates, consultants, technologists, and CX professionals.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 70% equity owned subsidiary First Call Resolution, LLC through March 31, 2023 and then 100% owned subsequently, and its 70% equity owned subsidiary Serendebyte, Inc. through December 8, 2023 and then 100% owned subsequently (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statement of Cash Flows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023

Cash and cash equivalents	$82,901	$84,991	$172,747
Restricted cash included in "Prepaid and other current assets"	—	—	1,158
Total	$82,901	$84,991	$173,905

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

The Organization for Economic Co-operation and Development (OECD) has issued model rules establishing a global minimum tax rate of 15% applicable to certain multinational enterprises (“Pillar Two”). These rules are being implemented through domestic legislation on a jurisdiction basis, with certain jurisdictions enacting legislation effective in 2024 and others expected to enact legislation in future periods.

The Company operates in jurisdictions that have enacted or are in the process of enacting Pillar Two related legislation. Based on its current assessment, the Company does not expect the adoption of enacted legislation to have a material impact on its consolidated effective tax rate. The Company continues to monitor developments related to Pillar Two, including additional guidance issued by the OECD and legislative and administrative developments in the jurisdictions in which it operates.

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

Incremental Costs to Obtain a Contract

Direct and incremental costs to obtain or fulfill a contract are capitalized, and the capitalized costs are amortized over the corresponding period of benefit, determined on a contract-by-contract basis. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects to recover those costs. The incremental costs of obtaining a contract are those costs that the Company incurs to obtain a customer contract that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of payment of commissions to sales personnel and are incurred when customer contracts are signed. The deferred sales commission amounts are amortized based on the expected period of economic benefit and are classified as current or non-current based on the timing of when they are expected to be recognized as an expense. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred, unless those costs are explicitly chargeable to the customer regardless of whether the contract is obtained. Sales commissions are paid for obtaining new clients only and are not paid for contract renewals or contract modifications. Capitalized costs of obtaining contracts are periodically reviewed for impairment. As of December 31, 2025 and 2024, the Company has a deferred asset of $9.5 million and $11.0 million, respectively, in Prepaids and other current assets and Other long-term assets in the Consolidated Balance Sheets, related to sales commissions.

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

Liquidity

As discussed in Note 12, the Company’s Credit Agreement includes a number of financial covenants and operating restrictions, failure to comply with which could result in a default under the Credit Agreement. On November 5, 2025, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement, which extends the maturity date to November 23, 2027 and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing, and certain covenants. The Tenth Amendment is discussed in more detail in Note 12. As of the issuance of these Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months from the issuance of these financial statements. In the event that the Company does not remain in compliance with the financial covenants under the Credit Agreement, it may need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses” which related to measurement of credit losses for accounts receivable and contract assets and provides a practical expedient. When developing reasonable and supportable forecasts as part of estimating credit losses, all entities may elect a practical expedient that assumes current conditions as of the balance sheet do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted the standard September 30, 2025. The adoption did not impact the Company’s consolidated balance sheet or income statement.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company adopted the standard December 31, 2025, prospectively to all periods presented in the financial statements. The adoption resulted in the Company adding the improvements within the Company’s income tax disclosure footnote. The adoption did not impact the Company’s consolidated balance sheets or income statements.

Other Accounting Pronouncements

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging” which was issued to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is still evaluating the potential impact of the pronouncement.

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

Assets Held for Sale

In the second quarter of 2024, the Company reclassified $29.4 million from Property, plant and equipment, net to Assets held for sale as the Company expected to sell its former headquarters building in Englewood, Colorado within the next twelve months. This included $16.7 million from leasehold improvements, $6.7 million from buildings, $5.9 million from land, and $0.1 million from other Property, plant and equipment categories. These assets were allocated 85% to the TTEC Engage segment and 15% to the TTEC Digital segment. Funds received were used to reduce the Company’s existing debt. The Company ceased depreciation on the assets upon reclassification. The estimated fair value less costs to sell the assets held for sale exceeded their carrying value as of the quarter ended June 30, 2024 and no impairment was considered necessary. On November 5, 2024, TTEC Holdings, Inc., through its wholly owned subsidiary, TTEC Services Corporation, entered into a definitive agreement to sell and subsequently closed the sale of its former headquarters building in Englewood, Colorado.

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

For the Year Ended December 31, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$1,667,698	$469,201	$2,136,899
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,349,281	321,406	1,670,687
Selling, general and administrative	187,431	92,902	280,333
Depreciation and amortization	64,551	25,209	89,760
Other segment items(2)	5,760	207,504	213,264
Income from operations	60,675	(177,820)	(117,145)
Interest income			9,368
Interest expense			(71,706)
Other income (expense), net			9,246
Income before income taxes			(170,237)

For the year ended December 31, 2024

	TTEC Engage	TTEC Digital	Total
Revenue	$1,748,569	$459,018	$2,207,587
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,423,747	312,118	1,735,865
Selling, general and administrative	201,718	91,324	293,042
Depreciation and amortization	70,075	27,880	97,955
Other segment items(2)	250,240	4,005	254,245
Income from operations	(197,211)	23,691	(173,520)
Interest income			2,732
Interest expense			(84,315)
Other income (expense), net			18,586
Income before income taxes			(236,517)

For the Year Ended December 31, 2023

	TTEC Engage	TTEC Digital	Total
Revenue	$1,975,935	$486,882	$2,462,817
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	1,598,907	333,970	1,932,877
Selling, general and administrative	201,634	89,239	290,873
Depreciation and amortization	74,040	27,232	101,272
Other segment items(2)	13,179	6,595	19,774
Income from operations	88,175	29,846	118,021
Interest income			5,150
Interest expense			(78,321)
Other income (expense), net			(4,126)
Income before income taxes			40,724

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	For the Year Ended December 31,
	2025	2024	2023
Capital Expenditures
TTEC Digital	$7,997	$8,245	$8,232
TTEC Engage	30,112	36,928	59,607
Total	$38,109	$45,173	$67,839

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	December 31,
	2025	2024
Total Assets
TTEC Digital	$566,057	$776,099
TTEC Engage	933,025	977,281
Total	$1,499,082	$1,753,380

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands).

	As of and for the
	Year Ended December 31,
	2025	2024	2023
Revenue
United States / Canada	$1,451,928	$1,497,887	$1,710,716
Philippines / Asia Pacific / India	374,973	419,856	477,455
Europe / Middle East / Africa	203,544	174,155	142,665
Latin America	106,454	115,689	131,981
Total	$2,136,899	$2,207,587	$2,462,817

Property, plant and equipment, gross
United States / Canada	$342,528	$427,631
Philippines / Asia Pacific / India	143,272	150,567
Europe / Middle East / Africa	45,675	39,952
Latin America	41,430	43,967
Total	$572,905	$662,117

Other long-term assets
United States / Canada	$102,881	$89,849
Philippines / Asia Pacific / India	5,476	9,298
Europe / Middle East / Africa	1,336	1,559
Latin America	654	780
Total	$110,347	$101,486

(4)ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$460,737	$457,817
Less: Allowance for credit losses	(4,908)	(5,244)
Accounts receivable, net	$455,829	$452,573

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for credit losses consists of the following (in thousands):

	December 31,
	2025	2024	2023
Balance, beginning of year	$5,244	$2,248	$3,524
Provision for credit losses	980	3,596	2,009
Uncollectible receivables written-off	(1,316)	(908)	(3,641)
Effect of foreign currency and other	—	308	356
Balance, end of year	$4,908	$5,244	$2,248

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for each of the years ended December 31, 2025, 2024 and 2023. This client operates in the automotive industry and is included in the TTEC Engage segment. The revenue from this client as a percentage of total revenue is as follows:

	Year Ended December 31,
	2025	2024	2023

Automotive client	11%	11%	10%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Automotive client	$31,266	$32,773	$35,514

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

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability practices raise concerns. Based on currently available information, management does not believe significant credit risk existed as of December 31, 2025, beyond what was already recognized.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment and software	$347,181	$402,768
Telephone equipment	32,361	40,018
Furniture and fixtures	51,571	57,005
Leasehold improvements	140,978	162,300
Motor vehicles	30	26
Construction-in-progress and other	784	—
Property, plant and equipment, gross	572,905	662,117
Less: Accumulated depreciation and amortization	(461,127)	(530,066)
Property, plant and equipment, net	$111,778	$132,051

Depreciation and amortization expense for property, plant and equipment was $53.9 million, $61.2 million and $64.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Included in the computer equipment and software is internally developed software of $55.9 million net and $54.4 million net as of December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, impairments of internally developed software of $0.2 million, $3.7 million and $0.1 million, respectively, were expensed and included in Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

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

(6)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2024	Adjustments	Impairments	Currency	2025

TTEC Digital	$498,213	$—	$(205,367)	$2,356	$295,202
TTEC Engage	72,984	—	—	492	73,476
Total	$571,197	$—	$(205,367)	$2,848	$368,678

				Effect of
	December 31,	Acquisitions /		Foreign	December 31,
	2023	Adjustments	Impairments	Currency	2024

TTEC Digital	$500,576	$—	$—	$(2,363)	$498,213
TTEC Engage	308,412	—	(233,532)	(1,896)	72,984
Total	$808,988	$—	$(233,532)	$(4,259)	$571,197

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Impairment

The Company has three reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. During the first, second, and third quarters of 2025, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performed sensitivity analysis on key assumptions.

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2025, the date of the annual impairment testing, the Company concluded that for the Engage and Digital Professional Services reporting units, resulting fair values were in excess of the respective carrying values and the goodwill for those reporting units was not impaired. The resulting fair value of the Digital Recurring reporting unit decreased below its carrying value, which resulted in recording a $193.0 million noncash pre-tax impairment charge. Recognition of this non-cash goodwill impairment charge resulted in a tax benefit that generated an incremental deferred tax asset of $12.4 million to the reporting unit’s carrying value. Accordingly, the Company recorded an additional non-cash charge of $12.4 million to reduce the Company’s carrying value to its previously determined fair value in accordance with the applicable goodwill impairment guidance. In total, a non-cash impairment loss of $205.4 million was recognized for the fourth quarter ended December 31, 2025.

During the Company’s annual impairment testing as of December 1, 2025, the Company identified one reporting unit, Digital Professional Services, being at risk for future impairment. The carrying value of Digital Professional Services was $228.8 million at December 1, 2025, including approximately $189.7 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Professional Services reporting unit exceeded its carrying value by approximately 8%. If all assumptions are held constant, either a 0.5% increase in the discount rate or a 4.0% decrease in each year’s projected revenue over the forecast period would result in approximately a $17.7 million decrease in the estimated fair value of the Digital Professional Services reporting unit. Such a change in either of these assumptions individually would have resulted in the Digital Professional Services reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2025.

As an international outsourcing agent, TTEC’s revenue and cash flows are susceptible to global economic conditions and client business volumes. In performing the Step 1 evaluation, the reporting unit’s current backlog and pipeline of customer business were considered, as well as inflation rates, gross domestic product rates, historical revenue growth and profitability, and state of the CX industry. The estimates of fair value were based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues, future cash flows and available market information for comparable companies. The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used a market approach and an income approach to determine its best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods ranging from (23.3)% to 15.0% and revenue terminal growth rates between 1.8% and 3.0%;
●	EBITDA margin projections held relatively flat over the forecast periods ranging from 8.0% to 20.0%;
●	Estimated income tax rates of 26.1% to 26.5%;
●	Estimated working capital of 4.5% to 17.9% of revenue;
●	Estimated capital expenditures ranging from 1.0% to 2.6% of revenue;

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

●	Discount rates ranging from 15.0% to 16.5% based on various inputs, including the risks associated with the specific reporting units, the Company’s capital structure, the country of operations as well as their revenue growth and EBITDA margin assumptions;
●	Guideline public company revenue multiples of 0.4 to 1.5 and EBITDA multiples of 4.0 to 11.5;
●	Guideline transaction revenue multiples of 0.2 to 9.8; and
●	Market participant acquisition premiums of 0.0% to 118.8%.

(7)OTHER INTANGIBLE ASSETS

Other intangible assets, net which are included in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2024	Amortization	Impairments	Adjustments	Currency	2025
Customer relationships, gross	$352,711	$—	$—	$—	$654	$353,365
Customer relationships - accumulated amortization	(188,010)	(30,898)	—	—	(838)	(219,746)
Other intangible assets, gross	20,843	—	—	—	296	21,139
Other intangible assets - accumulated amortization	(20,736)	(38)	—	—	(296)	(21,070)
Other intangible assets, net	$164,808	$(30,936)	$—	$—	$(184)	$133,688

				Acquisitions	Effect of
	December 31,			and	Foreign	December 31,
	2023	Amortization	Impairments	Adjustments	Currency	2024
Customer relationships, gross	$348,673	$—	$—	$7,198	$(3,160)	$352,711
Customer relationships - accumulated amortization	(150,385)	(32,939)	—	(7,198)	2,512	(188,010)
Other intangible assets, gross	21,099	—	—	(1)	(255)	20,843
Other intangible assets - accumulated amortization	(20,954)	(38)	—	1	255	(20,736)
Other intangible assets, net	$198,433	$(32,977)	$—	$—	$(648)	$164,808

Customer relationships are being amortized over the remaining weighted average useful life of 4.7 years and other intangible assets are being amortized over the remaining weighted average useful life of 6.8 years. Amortization expense related to intangible assets was $30.9 million, $33.0 million and $35.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Expected future amortization of other intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$30,822
2027	30,822
2028	30,071
2029	24,272
2030	10,019
Thereafter	7,682
Total	$133,688

(8)DERIVATIVES

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2025, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,632	$54
Other long-term assets	—	—
Other current liabilities	(1,260)	—
Other long-term liabilities	(31)	—
Total fair value of derivatives, net	$341	$54

	December 31, 2024
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$783	$6
Other long-term assets	—	—
Other current liabilities	(2,679)	(183)
Other long-term liabilities	(1,471)	—
Total fair value of derivatives, net	$(3,367)	$(177)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2025 and 2024 are summarized as follows (in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	$15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2024	Amount	Amount		12 months	Through
Philippine Peso	6,034,000	105,098	(1)	67.8%	March 2027
Mexican Peso	548,000	26,682		64.6%	December 2026
		$131,780

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2025 and December 31, 2024.

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,

	2025	2024	2023

Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$4,384	$(9,988)	$9,160

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$912	$2,582	$3,965
Provision for income taxes	(237)	(672)	(1,031)
Net income (loss)	$675	$1,910	$2,934

(1) As a result of the valuation allowance recorded in Q2 2024 against the Company’s U.S. Deferred Tax Assets, there is no tax impact recognized in Other comprehensive income (loss) for unrealized foreign exchange cash flow hedge gains or losses in 2025.

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in “Accumulated other comprehensive income (loss)” in our audited consolidated statements of stockholders’ equity is presented in Note 17.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Fair Value Hedges

Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings in Other income (expense), net on a before tax basis and are offset by gains and losses on the related hedged items.

The Company’s volume of foreign exchange fair value derivative contracts as of December 31, 2025 and 2024 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2025 (2)	Amount	Amount
Australian Dollar	3,300	$2,210
Euro	5,350	6,298
British Pound	5,950	8,021
Mexican Peso	70,000	3,891
New Zealand Dollar	1,100	639
Polish Zloty	11,000	3,072
		$24,131

(2) All fair value hedges are short-term and matured in January 2026.

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2024 (3)	Amount	Amount
Australian Dollar	3,850	$2,393
Canadian Dollar	5,850	4,137
Euro	11,000	11,456
British Pound	5,600	7,066
Mexican Peso	130,000	6,307
New Zealand Dollar	3,400	1,914
		$33,273

(3) All fair value hedges are short-term and matured in January 2025.

The amounts and location of before tax gains and losses on Fair Value Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024, respectively, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$173	$(1,255)	$1,882

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

The following presents information as of December 31, 2025 and 2024 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2025 and 2024, the Company had $905.0 million and $975.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2025 and 2024, borrowings accrued interest at an average rate of 7.0% and 7.5% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2025, credit risk did not materially change the fair value of the Company’s derivative contracts.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2025 and 2024 (in thousands):

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$341	$—	$341
Fair value hedges	—	54	—	54
Total net derivative asset (liability)	$—	$395	$—	$395

As of December 31, 2024

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,367)	$—	$(3,367)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(3,544)	$—	$(3,544)

The following is a summary of the Company’s fair value measurements as of December 31, 2025 and 2024 (in thousands):

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$395	$—
Deferred compensation plan asset	34,964	—	—
Total assets	$34,964	$395	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Total liabilities	$—	$—	$—

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

During 2022 and 2023, fair value adjustments of a $2.9 million benefit and a $3.0 million expense, respectively, were recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, updated EBITDA estimates and a modification to the agreement (see Note 2) for one contract and a complete reduction for the second contract as it was not awarded to the Company. During 2024, a fair value adjustment of a $1.5 million benefit was recorded related to fair value adjustments of the estimated contingent payments associated with the Faneuil acquisition based on updated discount factors, the passage of time, and updated EBITDA estimates. The fair value adjustment benefits(expenses) were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, the contingent consideration payment was accrued at zero. The earn-out period was completed at the end of January 2025. Based on final results, no final earn-out payment was required.

Contingent Receivables – The Company recorded a contingent receivable related to the Faneuil acquisition that closed in 2022. During 2023, the Company recorded fair a value adjustment for the receivable based on current information which caused the receivable to decrease, $4.4 million expense, and included in Other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2023, the contingent receivable was recorded at zero.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

	December 31,				December 31,
	2023	Acquisitions	Payments	Adjustments	2024

Faneuil	$(1,496)	$—	$—	$1,496	$—
Total	$(1,496)	$—	$—	$1,496	$—

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(10)INCOME TAXES

The sources of pre-tax operating income are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(266,435)	$(259,737)	$(39,871)
Foreign	96,198	23,220	80,595
Total	$(170,237)	$(236,517)	$40,724

The Company’s selection of an accounting policy with respect to both the GILTI and BEAT rules is to compute the related taxes in the period the entity becomes subject to either. A reasonable estimate of the effects of these provisions has been included in the 2025 annual financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending provisions of the 2017 Tax Cuts and Jobs Act. It does not have a material impact on the Company’s consolidated financial statements.

During the fourth quarter of 2023, the Company released its indefinite reinvestment assertion related to earnings for all foreign operations. As a result, in 2025, the Company recorded additional taxes of $2.5 million related to the earnings of its foreign subsidiaries as required. The Company generally intends to limit distributions from non-U.S. subsidiaries to cash balances available in foreign jurisdictions.

No additional income taxes have been provided for any remaining outside basis difference inherent in the Company’s foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The Company has an estimated $159 million of outside-basis differences as of December 31, 2025. Determination of any unrecognized deferred tax liability related to the outside-basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision for (benefit from)
Federal	$2,529	$229	$3,625
State	—	—	1,893
Foreign	29,461	15,341	24,470
Total current provision for (benefit from)	31,990	15,570	29,988
Deferred provision for (benefit from)
Federal	(18,404)	51,389	(14,357)
State	403	3,494	(848)
Foreign	846	3,647	7,677
Total deferred provision for (benefit from)	(17,155)	58,530	(7,528)
Total provision for (benefit from) income taxes	$14,835	$74,100	$22,460

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. Accordingly, the guidance has been applied only to current-year income tax disclosures, and comparative prior-year information has not been recast. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance relates solely to disclosure requirements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following two tables reconcile the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2024	2023
Income tax per U.S. federal statutory rate (21%, 21%)	$(49,668)	$8,552
State income taxes, net of federal deduction	(9,581)	(1,355)
Change in valuation allowances	110,753	14,917
Foreign income taxes at different rates than the U.S.	7,495	208
Foreign withholding taxes	3,771	—
Taxes related to compensation	3,515	1,542
Liabilities for uncertain tax positions	616	1,759
Impacts of foreign branch operations	(2,378)	(283)
Non-taxable earnings of noncontrolling interest	(1,810)	(1,508)
Foreign dividend less foreign tax credits	(1,209)	(1,294)
Impacts of impairments	10,586	—
State and Federal income tax credits and NOL's	(3,585)	(4,611)
Foreign earnings taxed currently in U.S.	5,221	2,409
Taxes related to prior year filings	(850)	675
Other	1,224	1,449
Income tax per effective tax rate	$74,100	$22,460

Effective tax rate percentage	(31.3)%	55.2%

	Year Ended December 31,
	2025
	Tax Effect	Rate Effect
Tax at U.S. Statutory Rate	$(35,750)	21.0%
State and local income taxes (1)	7,339	(4.3)%

Foreign tax effects:
Other foreign jurisdictions	9,769	(5.7)%
Effect of cross-border tax laws
Global intangible low-taxed income	14,779	(8.7)%
Tax credits
Other	(7,840)	4.6%
Changes in valuation allowances	25,192	(14.8)%
Changes in unrecognized tax benefits	(7,079)	4.2%
Other adjustments	8,425	(5.0)%
	$14,835	(8.7)%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Texas.

Management has evaluated its foreign operations and determined that no individual foreign jurisdiction is significant to the Company’s consolidated financial statements.

The Company’s income taxes paid (net of refunds) is summarized as follows (in thousands):

Year Ended
December 31, 2025
U.S. Federal	$(2,791)
U.S. State and Local	921
Foreign	21,328
$19,458

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

From the above amounts, income taxes paid (net of refunds) exceed the 5% of taxes paid threshold in the following foreign jurisdictions (in thousands):

Year Ended
December 31, 2025
Canada	$2,768
India	7,907
Netherlands	973
Mexico	1,374
Philippines	2,917
$15,939

From the above amounts, states that equal more than 50% of our state income taxes paid (net of refunds) and exceed the 5% of taxes paid threshold include the following jurisdiction (in thousands):

Year Ended
December 31, 2025
U.S. State and Local
Texas	$1,084
$1,084

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets, gross
Accrued compensation and employee benefits	$8,917	$8,436
Allowance for credit losses, insurance and other accruals	4,924	6,580
Amortization of deferred lease liabilities	15,077	15,817
Net operating losses	27,243	22,099
Equity compensation	1,732	2,206
Customer acquisition and deferred revenue accruals	11,535	13,307
Federal and state tax credits, net	11,364	8,818
Intangible assets	23,878	—
Depreciation and amortization	27,920	29,059
Unremitted foreign earnings	29,523	31,026
Interest expense	47,130	30,286
Unrealized gains on derivatives	—	867
Partnership deferred investment	3,521	3,464
Other	2,174	1,038
Total deferred tax assets, gross	214,938	173,003
Valuation allowances	(196,955)	(157,383)
Total deferred tax assets, net	17,983	15,620
Deferred tax liabilities
Unrealized gain on derivatives	(87)	—
Contract acquisition costs	(22)	—
Intangible assets	—	(10,232)
Operating lease assets	(12,516)	(12,559)
Other	—	(1,789)
Total deferred tax liabilities	(12,625)	(24,580)
Net deferred tax assets	$5,358	$(8,960)

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2025 the Company had approximately $5.3 million deferred tax assets across their foreign operations. As of December 31, 2025 the deferred tax valuation allowance was $197.0 million related primarily to tax losses in jurisdictions which do not meet the “more-likely-than-not” standard under current accounting guidance.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2025, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance consisted of the following: a $35.4 million increase in the United States, a $1.5 million increase in Australia, a $1.5 million increase in the Netherlands, and a $2.0 million increase in various other jurisdictions for deferred tax assets that do not meet the “more-likely-than-not” standard offset by a $0.6 million decrease of valuation allowances in New Zealand, and a $0.3 million decrease in Australia related to the utilization or write-off of deferred tax assets.

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$157,383	$39,902	$24,944
Additions of deferred income tax expense	41,297	121,085	18,410
Reductions of deferred income tax expense	(1,725)	(3,604)	(3,452)
Ending balance	$196,955	$157,383	$39,902

As of December 31, 2025, after consideration of all tax loss carry back opportunities, the Company had tax affected tax loss carry forwards worldwide expiring as follows (in thousands):

2026	$5,590
2027	—
2028	19
2029	127
After 2029	9,132
No expiration	12,375
Total	$27,243

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the years ended December 31, 2025, 2024 and 2023 was approximately $3.0 million, $2.8 million and $2.3 million, respectively, which had a favorable impact on diluted net income (loss) per share of $0.06, $0.06 and $0.05, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2025, 2024 and 2023 was approximately $0.1 million, $3.4 million and $2.7 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $0.2 million and $6.5 million for the years ended December 31, 2025 and 2024, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2025 is presented below (in thousands):

Balance as of December 31, 2022	$6,567
Additions for current year tax positions	212
Reductions in prior year tax positions	(203)
Balance as of December 31, 2023	6,576
Additions for current year tax positions	218
Reductions in prior year tax positions	(275)
Balance as of December 31, 2024	6,519
Additions for current year tax positions	—
Reductions in prior year tax positions	(6,255)
Balance as of December 31, 2025	$264

At December 31, 2025, the amount of uncertain tax benefits including interest, that, if recognized, would reduce tax expense was $0.3 million.

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2025 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2021 - Present
Netherlands	2021 - Present
India	2017 - Present
Canada	2021 - Present
Mexico	2020 - Present
Philippines	2022 - Present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2021 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of, income taxes for the Philippines for tax year 2023 and India for tax years 2017 through 2022. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(11)IMPAIRMENT OF ASSETS OTHER THAN GOODWILL

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the years ended December 31, 2025, 2024 and 2023, TTEC Digital recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment of $0.2 million, $2.9 million and $2.8 million, respectively. During the years ended December 31, 2025, 2024 and 2023, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $1.8 million, $7.7 million and $8.9 million, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(12)INDEBTEDNESS

Credit Facility

On November 5, 2025, the Company entered into the Tenth Amendment (the “Tenth Amendment”), which extends the maturity date to November 23, 2027 (the “New Maturity Date”) and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment is reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit is reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment is payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers are reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) are reduced by 100%. Certain other uses of cash are also restricted, subject to limited exceptions. The period during which certain covenant adjustments apply are as of March 31, 2026 and June 30, 2026. The maximum net leverage ratio steps down from the currently permitted 4.00 to 3.00 by the third quarter of 2027 (TTEC’s fourth quarter of 2025 net leverage ratio is 3.58). The upfront fee payable to consenting lenders is 20 basis points of the revolving credit commitment.

Failure to comply with the financial covenants and operating restrictions set forth in the Credit Agreement could result in a default. As of the issuance of these Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months. In the event the Company does not remain in compliance with the financial covenants under the Credit Agreement, it would need to negotiate additional amendments to or waivers of the terms of such credit facilities, refinance its debt, reduce discretionary spending or raise additional capital.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for SOFR loans.

As of December 31, 2025, and 2024, the Company had borrowings of $905.0 million and $975.0 million, respectively, under its Credit Agreement and its average daily utilization was $982.9 million and $1,050.3 million for the years ended December 31, 2025 and 2024, respectively. Based on the current level of availability based on the covenant calculations, the Company’s remaining borrowing capacity was approximately $95 million as of December 31, 2025. As of December 31, 2025, the Company was in compliance with all covenants and conditions under its Credit Agreement.

(13)COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2025, outstanding letters of credit under the Credit Facility totaled $0.2 million. As of December 31, 2025, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.1 million.

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

(14)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred Revenue - Current	$58,828	$64,752
Deferred Revenue - Long-term (included in Other long-term liabilities)	3,140	4,414
Total Deferred Revenue	$61,968	$69,166

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred Costs - Current (included in Prepaids and other current assets)	$26,618	$31,238
Deferred Costs - Long-term (included in Other long-term assets)	15,162	12,027
Total Deferred Costs	$41,780	$43,265

Prior period amounts have been adjusted to correct for identified errors in the calculation of long-term deferred costs for the twelve months ended December 31, 2024.

Activity in the Company’s Deferred revenue accounts consists of the following (in thousands):

Balance as of December 31, 2024	$69,166
Additions	274,781
Amortization	(281,979)
Balance as of December 31, 2025	$61,968

Revenue recognized for the year ended December 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was $64.8 million. Revenue recognized for the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $81.2 million.

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

As of December 31, 2025, the Company’s RPO was $358.6 million, which will primarily be delivered and recognized within the next five years. The Company expects to recognize approximately 59% of the RPO over the next 12 months, 25% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

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

The Company’s real estate portfolio typically includes one or more options to renew, with renewal terms that generally can extend the lease term from one to five years. The exercise of these lease renewal options is at the Company’s discretion and is included in the lease term only if the Company is reasonably certain to exercise. The Company also has service arrangements whereby it controls specific space provided by a third-party service provider. These arrangements meet the definition of a lease and are accounted for under ASC 842. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in the Consolidated Statements of Comprehensive Income (Loss). The Company’s lease agreements do not contain any material residual value guarantees or restrictive guarantees.

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Location in Statements of	Year Ended December 31,
Description	Comprehensive Income (Loss)	2025	2024	2023
Amortization of ROU assets - finance leases	Depreciation and amortization	$1,646	$2,283	$2,832
Interest on lease liabilities - finance leases	Interest expense	118	184	115
Operating lease cost (cost resulting from lease payments)	Cost of services	34,132	35,957	36,872
Operating lease cost (cost resulting from lease payments)	Selling, general and administrative	1,618	1,384	1,625
Operating lease cost (cost resulting from lease payments)	Restructuring	567	1,116	788
Operating lease cost	Impairment	1,829	3,980	10,096
Operating lease cost (cost resulting from lease payments)	Other income (expense), net	1,388	1,294	1,352
Short-term lease cost	Cost of services	3,395	2,211	1,182
Variable lease cost (cost excluded from lease payments	Cost of services	285	777	827
Less: Sublease income	Selling, general and administrative	—	—	(555)
Less: Sublease income	Other income (expense), net	(3,304)	(2,893)	(3,034)
Total lease cost		$41,674	$46,293	$52,100

Other supplementary information for the years ended December 31, 2025, 2024 and 2023 are as follows (dollar values in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease - operating cash flows	$39	$59	$38
Finance lease - financing cash flows	$1,799	$2,405	$2,527
Operating lease - operating cash flows (fixed payments)	$42,118	$46,785	$49,691
New ROU assets - operating leases	$5,336	$3,357	$28,024
Renewals of ROU assets - operating leases	$19,401	$8,811	$44,129
New ROU assets - finance leases	$263	$886	$3,124

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average remaining lease term - finance leases	1.27 years	1.82 years	2.22 years
Weighted average remaining lease term - operating leases	3.27 years	3.57 years	4.12 years
Weighted average discount rate - finance leases	6.42%	6.16%	5.51%
Weighted average discount rate - operating leases	7.62%	7.27%	6.88%

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Operating and financing lease right-of-use assets and lease liabilities within our Consolidated Balance Sheet as of December 31, 2025 and 2024 are as follows (in thousands):

Description	Location in Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease assets	$86,064	$91,263
Finance lease assets	Property, plant and equipment, net	1,326	2,709
Total leased assets		$87,390	$93,972

Liabilities
Current
Operating	Current operating lease liabilities	$34,188	$33,358
Finance	Other current liabilities	1,099	1,662
Non-current
Operating	Non-current operating lease liabilities	61,170	71,008
Finance	Other long-term liabilities	274	1,076
Total lease liabilities		$96,731	$107,104

The future minimum operating lease and finance lease payments required under non-cancelable leases as of December 31, 2025 and 2024 are as follows (in thousands):

December 31, 2025

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$41,954	$(3,170)	$1,119
Year 2	33,732	(3,244)	251
Year 3	18,409	(2,900)	48
Year 4	8,729	(2,900)	—
Year 5	5,223	(2,900)	—
Thereafter	2,461	(3,686)	—
Total minimum lease payments	$110,508	$(18,800)	$1,418
Less imputed interest	(15,150)		(45)
Total lease liability	$95,358		$1,373

December 31, 2024

	Operating	Sub-lease	Finance
	Leases	Income	Leases
Year 1	$39,343	$(3,476)	$1,699
Year 2	32,980	(965)	1,024
Year 3	27,402	(363)	156
Year 4	12,439	—	—
Year 5	2,936	—	—
Thereafter	3,931	—	—
Total minimum lease payments	$119,031	$(4,804)	$2,879
Less imputed interest	(14,665)		(142)
Total lease liability	$104,366		$2,737

From time to time, the Company subleases portions of its leased facilities to third-parties for the remaining terms of the related leases. Sublease income is recognized on a straight-line basis over the term of each sublease. At December 31, 2025, the Company had two sublease agreements in place with remaining terms expiring between 2027 and 2031.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(16) OTHER LONG-TERM LIABILITIES

The components of Other long-term liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024

Deferred revenue	$3,140	$4,414
Deferred compensation plan	34,515	34,914
Other	25,177	28,532
Total	$62,832	$67,860

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2022	$(123,734)	$89	$(2,656)	$(126,301)

Other comprehensive income (loss) before reclassifications	30,891	9,160	(39)	40,012
Amounts reclassified from accumulated other comprehensive income (loss)	(301)	(2,934)	(352)	(3,587)
Net current period other comprehensive (income) loss	30,590	6,226	(391)	36,425

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Accumulated other comprehensive income (loss) at December 31, 2023	$(93,144)	$6,315	$(3,047)	$(89,876)

Other comprehensive income (loss) before reclassifications	(30,677)	(9,988)	31	(40,634)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,910)	299	(1,611)
Net current period other comprehensive income (loss)	(30,677)	(11,898)	330	(42,245)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	22,063	4,384	(7)	26,440
Amounts reclassified from accumulated other comprehensive income (loss)	(517)	(675)	(65)	(1,257)
Net current period other comprehensive income (loss)	21,546	3,709	(72)	25,183

Accumulated other comprehensive income (loss) at December 31, 2025	$(102,275)	$(1,874)	$(2,789)	$(106,938)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

				Statement of
	For the Year Ended December 31,			Comprehensive Income
	2025	2024	2023	(Loss) Classification

Derivative valuation
(Gain)/loss on foreign currency forward exchange contracts	$912	$2,582	$3,964	Revenue
Tax effect	(237)	(672)	(1,030)	Provision for income taxes
	$675	$1,910	$2,934	Net income (loss)

Other
Actuarial loss on defined benefit plan	$72	$(349)	$391	Cost of services
Gain on liquidation	—	19	—	Other income (expense), net
Tax effect	(7)	31	(39)	Provision for income taxes
	$65	$(299)	$352	Net income (loss)

(18)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023

Shares used in basic earnings per share calculation	48,211	47,614	47,335
Effect of dilutive securities:
Restricted stock units	—	—	78
Performance-based restricted stock units	—	—	6
Total effects of dilutive securities	—	—	84
Shares used in dilutive earnings per share calculation	48,211	47,614	47,419

For the years ended December 31, 2025, 2024 and 2023, restricted stock units of 3.2 million, 2.6 million, and 0.9 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(19)EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has a 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $9.6 million, $9.4 million and $11.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents the total equity-based compensation expense (stock options and RSUs) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023

Equity-based compensation expense recognized in Cost of services	$4,705	$7,237	$9,766
Equity-based compensation expense recognized in Selling, general and administrative	8,736	11,453	12,305
Total equity-based compensation expense	$13,441	$18,690	$22,071

Total tax benefit recognized	$1,148	$747	$2,329

Restricted Stock Units

2023, 2024 and 2025 RSU Awards: The Company granted RSUs in 2023, 2024 and 2025 to new and existing employees that vest over three to five years. The Company also granted RSUs in 2023, 2024 and 2025 to members of the Board of Directors that vest over one year.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2025, 2024, and 2023 was $4.36, $6.55, and $33.34, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $15.6 million, $22.6 million, and $17.7 million, respectively.

Performance Based Restricted Stock Unit Grants

During 2021, the Company awarded performance-based RSUs (“PRSUs”) that were subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between $1.2 million and $4.9 million and vest immediately in 2024. If the defined minimum targets were not met, then no shares would be issued. The number of shares that were awarded was based on the Company's annual revenue and adjusted operating income for the fiscal year 2023. The Company recognized compensation expense related to the 2021 PRSUs of $0.7 million for the year ended December 31, 2023 with 7,452 shares issued in March 2024.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2022, the Company granted awards of two different PRSU programs that were subject to service and performance vesting conditions:  ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets were met, the annual value of the PRSUs issued would have been between $0.9 million and $3.5 million and the PRSUs would have vested in March 2025. If the defined minimum targets were not met, then no shares would be issued. The number of shares that would have been awarded would have been based on the Company’s annual revenue and adjusted EBITDA for the fiscal year 2024. For the 2022 ordinary course annual PRSUs, no shares were issued in March 2025 as defined minimum targets were not met. For the one-time stretch financial goals PRSUs, if defined minimum targets at TTEC Engage and TTEC Digital business segments’ levels were met, the number of shares of PRSUs issued would be between 0.0 million shares and 0.5 million shares and would vest immediately in March 2026. If the defined minimum targets were not met, then no shares would be issued. The number of shares to be awarded would be based on the TTEC Engage and TTEC Digital business segments’ annual revenue and adjusted EBITDA for the fiscal year 2025. The Company did not recognize any compensation expense related to these awards for the year ended December 31, 2025, as defined minimum targets were not met.

During 2023, the Company awarded PRSUs that are subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would be between zero and $8.9 million and would vest immediately in 2026. If the defined minimum targets were not met, then no shares would be issued. The number of shares that would be awarded would be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. The Company did not recognize any compensation expense related to these awards for the year ended December 31, 2025, as defined minimum targets were not met.

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

A summary of the status of the Company’s non-vested RSUs and PRSUs and activity for the year ended December 31, 2025 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2024	4,245,246	$14.13
Granted	863,040	$4.36
Vested	(1,105,963)	$14.06
Cancellations/expirations	(523,382)	$13.81
Unvested as of December 31, 2025	3,478,941	$11.64

Beginning in the third quarter of 2024, all vesting will be from the 2020 equity plan and new common shares will be issued. As of December 31, 2025, there was approximately $16.0 million of total unrecognized compensation expense and approximately $12.5 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.3 years using the straight-line method.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)NON-QUALIFIED DEFERRED COMPENSATION PLAN

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

(21)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During 2025, 2024 and 2023, the Company expensed $0.8 million, $0.6 million and $1.0 million, respectively, to Avion and Airmax for services provided to the Company. There was $0.2 million in payments due and outstanding to Avion and Airmax as of December 31, 2025.

In 2025, the Company entered into service agreements with Mantucket Capital Management Corporation (“Mantucket”) to provide staff augmentation and cloud migration services. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a 100% beneficial ownership interest in Mantucket. During the year ended December 31, 2025, the Company recognized revenue under these agreements of $0.2 million.

Ms. Michelle Swanback, former President of the Company, whose resignation was effective on December 31, 2024, is a member of the board of directors of WTW (NYSE:WTW) (aka “Willis”), that provides compensation consulting and insurance brokerage services to the Company. During the year ended December 31, 2024, the Company expensed $2.8 million for these services.