Form 10-Q
period 2026-03-31
TTEC Holdings, Inc.
filed 2026-05-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐   No ☑

As of May 1, 2026, there were 48,658,381 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$88,747	$82,901
Accounts receivable, net of allowance of $2,333 and $4,908, respectively	429,447	455,829
Prepaids and other current assets	95,068	124,006
Income and other tax receivables	8,772	10,615
Total current assets	622,034	673,351

Long-term assets
Property, plant and equipment, net	104,478	111,778
Operating lease assets	75,760	86,064
Goodwill	368,185	368,678
Deferred tax assets, net	6,530	6,581
Other intangible assets, net	125,665	133,688
Income and other tax receivables, long-term	8,536	8,595
Other long-term assets	101,427	110,347
Total long-term assets	790,581	825,731
Total assets	$1,412,615	$1,499,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,753	$72,637
Accrued employee compensation and benefits	113,039	155,400
Other accrued expenses	17,395	19,674
Income tax payable	15,959	11,959
Deferred revenue	60,211	58,828
Current operating lease liabilities	32,044	34,188
Other current liabilities	4,599	3,266
Total current liabilities	309,000	355,952

Long-term liabilities
Line of credit	889,000	905,000
Deferred tax liabilities, net	1,173	1,225
Non-current operating lease liabilities	52,324	61,170
Other long-term liabilities	59,360	62,832
Total long-term liabilities	1,001,857	1,030,227
Total liabilities	1,310,857	1,386,179

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 48,611,167 and 48,560,973 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	487	486
Additional paid-in capital	435,047	432,268
Treasury stock at cost: 34,328,112 and 34,328,112 shares as of March 31, 2026 and December 31, 2025, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(113,657)	(106,938)
Retained earnings	346,542	354,151
Noncontrolling interest	18,239	17,836
Total stockholders’ equity	101,758	112,903
Total liabilities and stockholders’ equity	$1,412,615	$1,499,082

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$496,175	$534,228

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	387,866	414,547
Selling, general and administrative	66,539	70,037
Depreciation and amortization	21,305	22,698
Restructuring charges, net	1,450	1,996
Impairment losses	520	761
Total operating expenses	477,680	510,039

Income from operations	18,495	24,189

Other income (expense)
Interest income	451	4,580
Interest expense	(16,984)	(19,797)
Other income (expense), net	658	3,589
Total other income (expense)	(15,875)	(11,628)

Income (loss) before income taxes	2,620	12,561

Provision for income taxes	(7,797)	(9,315)

Net (loss) income	(5,177)	3,246

Net (loss) income attributable to noncontrolling interest	(2,432)	(1,862)

Net (loss) income attributable to TTEC stockholders	$(7,609)	$1,384

Other comprehensive income (loss)
Net (loss) income	$(5,177)	$3,246
Foreign currency translation adjustments	(5,255)	6,638
Derivative valuation, gross	(1,756)	2,468
Other, net of tax	63	58
Total other comprehensive (loss) income	(6,948)	9,164
Total comprehensive (loss) income	(12,125)	12,410

Less: Comprehensive income attributable to noncontrolling interest	(2,203)	(1,878)

Comprehensive (loss) income attributable to TTEC stockholders	$(14,328)	$10,532

Weighted average shares outstanding
Basic	48,580	47,771
Diluted	48,580	48,225

Net (loss) income per share attributable to TTEC stockholders
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended March 31, 2025 and 2026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net income	—	—	—	—	—	1,384	1,862	3,246
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,211)	(2,211)
Foreign currency translation adjustments	—	—	—	—	6,622	—	16	6,638
Derivatives valuation, net of tax	—	—	—	—	2,468	—	—	2,468
Vesting of restricted stock units	55	1	—	(63)	—	—	—	(62)
Equity-based compensation expense	—	—	—	3,250	—	—	—	3,250
Other, net of tax	—	—	—	—	58	—	—	58
Balance as of March 31, 2025	47,804	$478	$(584,900)	$423,368	$(122,973)	$548,001	$17,532	$281,506

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2025	48,560	$486	$(584,900)	$432,268	$(106,938)	$354,151	$17,836	$112,903
Net (loss) income	—	—	—	—	—	(7,609)	2,432	(5,177)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(1,800)	(1,800)
Foreign currency translation adjustments	—	—	—	—	(5,026)	—	(229)	(5,255)
Derivatives valuation, net of tax	—	—	—	—	(1,756)	—	—	(1,756)
Vesting of restricted stock units	50	1	—	(47)	—	—	—	(46)
Equity-based compensation expense	—	—	—	2,826	—	—	—	2,826
Other, net of tax	—	—	—	—	63	—	—	63
Balance as of March 31, 2026	48,610	$487	$(584,900)	$435,047	$(113,657)	$346,542	$18,239	$101,758

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(5,177)	$3,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,305	22,698
Amortization of contract acquisition costs	292	494
Amortization of debt issuance costs	733	510
Provision for credit losses	184	251
(Gain) loss on disposal of assets	54	316
Impairment losses	520	761
Loss on dissolution of subsidiary	102	—
Deferred income taxes	—	1,913
Excess tax benefit from equity-based awards	205	236
Equity-based compensation expense	2,826	3,250
Loss (gain) on foreign currency derivatives	165	(68)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	24,915	14,189
Prepaids and other current assets	29,466	(7,921)
Operating lease assets	8,342	9,715
Other noncurrent assets	5,494	(3,514)
Accrued employee compensation and benefits	(41,600)	(21,758)
Accounts payable and other current liabilities	(11,609)	3,868
Deferred revenue and customer advances	1,473	5,543
Operating lease liabilities	(7,538)	(9,297)
Other noncurrent liabilities	(2,617)	(2,840)
Net cash provided by operating activities	27,535	21,592

Cash flows from investing activities
Proceeds from sale of long-lived assets	1,460	127
Purchases of property, plant and equipment, net of acquisitions	(6,400)	(5,406)
Net cash used in investing activities	(4,940)	(5,279)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(16,000)	(11,000)
Payments on other debt	(372)	(462)
Payments of debt issuance costs	(134)	—
Payments to noncontrolling interest	(1,800)	(2,211)
Tax payments related to issuance of restricted stock units	(46)	(62)
Net cash used in financing activities	(18,352)	(13,735)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,603	(2,434)

Increase/(decrease) in cash, cash equivalents and restricted cash	5,846	144
Cash, cash equivalents and restricted cash, beginning of period	82,901	84,991
Cash, cash equivalents and restricted cash, end of period	$88,747	$85,135

Supplemental disclosures
Cash paid for interest	$16,529	$19,242
Cash paid for income taxes	$5,751	$4,898
Non-cash investing and financing activities
Acquisition of equipment through increase in accounts payable, net	$1,733	$(637)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of March 31, 2026, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

The Company operates and reports its financial results of operations through two business segments:

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digital first, AI-enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, fraud mitigation and back-office solutions. The segment’s digital first delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated AI-enabled, CX technology and service solutions, go-to-market strategies, and innovative offerings.

During the first quarter of 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 21 countries on six continents – the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom, with contributions from approximately 47,200 customer care associates, consultants, technologists, and CX professionals.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TTEC, its wholly owned subsidiaries and its 55% equity owned subsidiary Percepta, LLC. All intercompany balances and transactions have been eliminated in consolidation.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. All such adjustments are of a normal, recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity

As discussed in Note 9, the Company’s Amended and Restated Credit Agreement, originally dated June 3, 2013 (the “Credit Agreement”), includes a number of financial covenants and operating restrictions, failure to comply with which could result in a default under the Credit Agreement. On November 5, 2025, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement, which extends the maturity date to November 23, 2027 and modifies certain other material terms of the Credit Facility, including the size of the facility, pricing, and certain covenants. The Tenth Amendment is discussed in more detail in Note 9. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months from the issuance of these financial statements. The Company has the ability to reduce discretionary spending, if necessary, to maintain compliance with the financial covenants under the Credit Agreement. In the event that the Company does not remain in compliance with such financial covenants, it may be required to negotiate additional amendments to, or waivers of, the terms of the Credit Facility, refinance its debt, or raise additional capital.

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

(2)SEGMENT INFORMATION

The Company has two reportable segments, TTEC Digital and TTEC Engage, based on nature of product and independent management of each business segment. Each segment is led by a senior executive reporting to the CEO and the products and services sold are described below. Resources are allocated and performance is assessed by the Company’s CEO, who holds the function of Chief Operating Decision Maker (“CODM”) for the purposes of these disclosures. The CODM uses income from operations to assess the performance of each segment in the budgeting and forecasting process and when making decisions regarding allocating capital and personnel to the segments.

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

Three Months Ended March 31, 2026

	TTEC Engage	TTEC Digital	Total
Revenue	$394,310	$101,865	$496,175
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	316,204	71,662	387,866
Selling, general and administrative	44,435	22,104	66,539
Depreciation and amortization	14,980	6,325	21,305
Other segment items (2)	1,555	415	1,970
Income from operations	17,136	1,359	18,495
Interest income			451
Interest expense			(16,984)
Other income (expense), net			658
Income before income taxes			2,620

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$426,188	$108,040	$534,228
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	342,162	72,385	414,547
Selling, general and administrative	47,483	22,554	70,037
Depreciation and amortization	16,206	6,492	22,698
Other segment items (2)	2,012	745	2,757
Income from operations	18,325	5,864	24,189
Interest income			4,580
Interest expense			(19,797)
Other income (expense), net			3,589
Income before income taxes			12,561

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended
	March 31,
	2026	2025
Capital Expenditures
TTEC Digital	$2,358	$2,106
TTEC Engage	4,042	3,300
Total	$6,400	$5,406

	March 31, 2026	December 31, 2025
Total Assets
TTEC Digital	$551,495	$566,057
TTEC Engage	861,120	933,025
Total	$1,412,615	$1,499,082

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
United States / Canada	$309,965	$369,029
Philippines / Asia Pacific / India	101,860	91,254
Europe / Middle East / Africa	56,045	47,549
Latin America	28,305	26,396
Total	$496,175	$534,228

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(3)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2026; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 11.4% and 10.4% of total revenue for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of March 31, 2026 beyond what was already recognized.

Activity in the Company’s allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$4,908	$5,244
Provision for credit losses	184	251
Uncollectible receivables written-off	(2,759)	(725)
Balance, end of period	$2,333	$4,770

(4)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	March 31,
	2025	Adjustments	Impairments	Currency	2026

TTEC Digital	$295,202	$—	$—	$172	$295,374
TTEC Engage	73,476	—	—	(665)	72,811
Total	$368,678	$—	$—	$(493)	$368,185

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the Company’s annual impairment testing as of December 1, 2025, the Company identified one reporting unit, Digital Professional Services, as at risk for future impairment. The carrying value of Digital Professional Services was $228.8 million at December 1, 2025, including approximately $189.7 million of goodwill. Based on the Company’s assessment, the estimated fair value of the Digital Professional Services reporting unit exceeded its carrying value by approximately 8%. If all assumptions are held constant, either a 0.5% increase in the discount rate or a 4.0% decrease in each year’s projected revenue over the forecast period would result in approximately a $17.7 million decrease in the estimated fair value of the Digital Professional Services reporting unit. Such a change in either of these assumptions individually would have resulted in the Digital Professional Services reporting unit failing Step 1 of the goodwill impairment analysis on December 1, 2025.

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

Outside of the Company’s annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the first quarter of 2026, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

(5)DERIVATIVES

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2026, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

March 31, 2026
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,320	$25
Other long-term assets	—	—
Other current liabilities	(2,734)	(137)
Other long-term liabilities	—	—
Total fair value of derivatives, net	$(1,414)	$(112)

	December 31, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,632	$54
Other long-term assets	—	—
Other current liabilities	(1,260)	—
Other long-term liabilities	(31)	—
Total fair value of derivatives, net	$341	$54

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2026 and December 31, 2025 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2026	Amount	Amount		12 months	Through
Philippine Peso	3,469,000	$59,567	(1)	100.0%	March 2027
Mexican Peso	317,500	16,369		100.0%	February 2027
Colombian Peso	5,000,000	1,199		100.0%	August 2026
		$77,135

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2026 and December 31, 2025.

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$(1,675)	$2,340

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$109	$(173)
Provision for income taxes	(28)	45
Net income (loss)	$81	$(128)

(1) As a result of the valuation allowance recorded in Q2 2024 against the Company’s U.S. Deferred Tax Assets, there is no tax impact recognized in Other comprehensive income (loss) for unrealized foreign exchange cash flow hedge gains or losses.

The activity related to the change in net unrealized gains and losses on the cash flow hedges included in “Accumulated other comprehensive income (loss)” in the Company’s unaudited consolidated statements of stockholders’ equity is presented in Note 11.

Fair Value Hedges

Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings in Other income (expense), net on a before tax basis and are offset by gains and losses on the related hedged items.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s volume of foreign exchange fair value derivative contracts as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of March 31, 2026 (2)	Amount	Amount
Australian Dollar	3,200	$2,200
Canadian Dollar	4,250	3,072
Euro	7,650	8,819
British Pound	8,150	10,828
Mexican Peso	109,000	6,029
New Zealand Dollar	1,200	690
Polish Zloty	13,000	3,521
		$35,159

(2) All fair value hedges are short-term and matured in April 2026.

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2025 (3)	Amount	Amount
Australian Dollar	3,300	$2,210
Euro	5,350	6,298
British Pound	5,950	8,021
Mexican Peso	70,000	3,891
New Zealand Dollar	1,100	639
Polish Zloty	11,000	3,072
		$24,131

(3) All fair value hedges are short-term and matured in January 2026.

The amounts and location of before tax gains and losses on Fair Value Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Foreign Exchange Fair Value Derivatives, not designated as Hedging Instruments:

Other income (expense), net	$(165)	$48

The related cash flow impacts of all the derivative activities are reflected as cash flows from operating activities.

(6)FAIR VALUE

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

The following presents information as of March 31, 2026 and December 31, 2025 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 9). As of March 31, 2026 and December 31, 2025, the Company had $889.0 million and $905.0 million, respectively, of borrowings outstanding under the Credit Facility. During the first quarter of 2026 outstanding borrowings accrued interest at an average rate of 6.9% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2026, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2026 and December 31, 2025 (in thousands):

As of March 31, 2026

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(1,414)	$—	$(1,414)
Fair value hedges	—	(112)	—	(112)
Total net derivative asset (liability)	$—	$(1,526)	$—	$(1,526)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$341	$—	$341
Fair value hedges	—	54	—	54
Total net derivative asset (liability)	$—	$395	$—	$395

The following is a summary of the Company’s fair value measurements as of March 31, 2026 and December 31, 2025 (in thousands):

As of March 31, 2026

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	30,750	—	—
Total assets	$30,750	$—	$—

Liabilities
Derivative instruments, net	$—	$(1,526)	$—
Total liabilities	$—	$(1,526)	$—

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$395	$—
Deferred compensation plan asset	34,964	—	—
Total assets	$34,964	$395	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Total liabilities	$—	$—	$—

Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan for certain eligible employees. The deferred compensation asset represents the combined fair value of all the funds based on quoted values and market observable inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(7)IMPAIRMENT OF ASSETS

The Company evaluated the recoverability of its leasehold improvement assets at certain customer engagement centers, building and land assets, as well as all internally developed software projects. An asset group is considered to be impaired when the anticipated undiscounted future cash flows of its asset group is estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During both the three months ended March 31, 2026 and 2025, TTEC Digital recognized insignificant impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment. During the three months ended March 31, 2026 and 2025, TTEC Engage recognized impairment losses related to leasehold improvement assets, right of use lease assets, capitalized software and certain computer equipment of $0.5 million and $0.7 million, respectively.

(8)INCOME TAXES

The Company accounts for income taxes in accordance with the accounting literature for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Quarterly, the Company assesses the likelihood that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized. The Company’s selection of an accounting policy with respect to both the Net CFC Tested Income (“NCTI”) and base erosion and anti-abuse tax (“BEAT”) rules is to compute the related taxes in the period the entity becomes subject to either NCTI or BEAT.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The Company has evaluated the provisions of the new law and determined there was no material impact on the Company’s consolidated financial statements.

At the end of each interim period, the Company is required to estimate its annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2026 estimated annual effective tax rate of 25.5%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the three months ended March 31, 2026 was 297.6%. This rate was the result of the jurisdictional mix of year-to-date income, foreign currency gains and losses and the impact of the exclusion of losses related to entities with a full valuation allowance.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2020 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit with respect to income taxes for the Philippines for tax year 2024, Canada for tax year 2021, and India for tax years 2017 through 2023. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended March 31, 2026 and 2025 was approximately $0.6 million and $0.6 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.01, respectively.

(9)COMMITMENTS AND CONTINGENCIES

Credit Facility

On November 5, 2025, the Company entered into the Tenth Amendment, which extended the maturity date to November 23, 2027 (the “New Maturity Date”) and modified certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment was reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit was reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment will be payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers were reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) were reduced by 100%. Certain other uses of cash were also restricted, subject to limited exceptions. The period during which certain covenant adjustments apply are as of March 31, 2026 and June 30, 2026. The maximum net leverage ratio steps down from the currently permitted 4.00 to 3.00 by Q3 2027 (TTEC’s Q1 2026 net leverage ratio is 3.77). The upfront fee payable to consenting lenders was 20 basis points of the revolving credit commitment.

Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for SOFR loans.

Failure to comply with the financial covenants and operating restrictions set forth in the Credit Agreement could result in a default. As of the issuance of these unaudited Consolidated Financial Statements, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months. The Company has the ability to reduce discretionary spending, if necessary, to maintain compliance with the financial covenants under the Credit Agreement. In the event the Company does not remain in compliance with such financial covenants, it may be required to negotiate additional amendments to, or waivers of, the terms of Credit Facility, refinance its debt, or raise additional capital.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company had borrowings of $889.0 million and $905.0 million, respectively, under its Credit Facility, and its average daily utilization was $937.9 million and $1,042.8 million for the three months ended March 31, 2026 and 2025, respectively. Based on the level of availability per the covenant calculations as of March 31, 2026, the Company’s remaining borrowing capacity was approximately $50.0 million. As of March 31, 2026, the Company was in compliance with all covenants and  conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2026, outstanding letters of credit under the Credit Facility totaled $0.1 million. As of March 31, 2026, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled zero.

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

(10)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the three months ended March 31, 2026 from amounts included in deferred revenue as of December 31, 2025 was $30.2 million. Revenue recognized for the three months ended March 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was $31.3 million.

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

As of March 31, 2026, the Company’s RPO was $325.9 million, which will be delivered and recognized within the next five years. The Company expects to recognize approximately 59% of the RPO over the next 12 months, 26% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(11)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	6,622	2,340	6	8,968
Amounts reclassified from accumulated other comprehensive income (loss)	—	128	52	180
Net current period other comprehensive income (loss)	6,622	2,468	58	9,148

Accumulated other comprehensive income (loss) at March 31, 2025	$(117,199)	$(3,115)	$(2,659)	$(122,973)

Accumulated other comprehensive income (loss) at December 31, 2025	$(102,275)	$(1,874)	$(2,789)	$(106,938)

Other comprehensive income (loss) before reclassifications	(4,924)	(1,675)	6	(6,593)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	(81)	57	(126)
Net current period other comprehensive income (loss)	(5,026)	(1,756)	63	(6,719)

Accumulated other comprehensive income (loss) at March 31, 2026	$(107,301)	$(3,630)	$(2,726)	$(113,657)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		Statement of
	March 31,		Comprehensive Income
	2026	2025	(Loss) Classification
Derivative valuation
Gain on foreign currency forward exchange contracts	$109	$(173)	Revenue
Tax effect	(28)	45	Provision for income taxes
	$81	$(128)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(63)	$(58)	Cost of services
Gain on liquidation	—	—	Other income (expense), net
Tax effect	6	6	Provision for income taxes
	$(57)	$(52)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(12)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Shares used in basic earnings per share calculation	48,580	47,771
Effect of dilutive securities:
Restricted stock units	—	454
Performance-based restricted stock units	—	—
Total effects of dilutive securities	—	454
Shares used in dilutive earnings per share calculation	48,580	48,225

For the three months ended March 31, 2026 and 2025, there were 2.3 million and 2.5 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(13)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025

Equity-based compensation expense recognized in Cost of services	$853	$1,128
Equity-based compensation expense recognized in Selling, general and administrative	1,973	2,122
Total equity-based compensation expense	$2,826	$3,250

Restricted Stock Unit Grants

During the three months ended March 31, 2026 and 2025, the Company granted 275,378 and 116,188 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $2.8 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $13.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Performance Based Restricted Stock Unit Grants

During 2022, the Company granted awards of two different performance-based RSU (“PRSU”) programs that are subject to service and performance vesting conditions: ordinary course annual PRSUs and one-time stretch financial goals PRSUs. For the ordinary course annual PRSUs, if defined minimum targets were met, the annual value of the PRSUs issued would have been between $0.9 million and $3.5 million and the PRSUs would have vested in March 2025. If the defined minimum targets were not met, then no shares would be issued. The number of shares awarded would have been based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2024. For the 2022 ordinary course annual PRSUs, no shares were issued in March 2025 as defined minimum targets were not met. For the one-time stretch financial goals PRSUs, no shares were issued in March 2026 as defined minimum targets were not met.

During 2023, the Company awarded PRSUs to senior executives that were subject to service and performance vesting conditions. If defined minimum targets were met, the annual value of the PRSUs issued would have been between zero and $8.9 million and the PRSUs would have vested in 2026. If the defined minimum targets were not met, then no shares would be issued. The number of shares awarded would have been based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2025. For the 2023 PRSUs, no shares were issued in March 2026 as defined minimum targets were not met.

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs will be between zero and $4.0 million and the PRSUs will vest in 2027. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. The Company did not recognize any compensation expense related to these awards for the three months ended March 31, 2026, as they were not deemed probable of being achieved.

(14)NON-QUALIFIED DEFERRED COMPENSATION PLAN

The Company maintains a non-qualified deferred compensation plan for executive officers and other eligible employees that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. The plan allows for deferral of up to 75% of a participant’s base salary, bonus, commissions, and any amounts that U.S. highly compensated employees are limited from contributing into TTEC’s Deferred Tax Retirement Savings Plan (the “401K Plan”). All amounts deferred under the plan are unfunded, unsecured obligations and are recorded within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the 401K Plan. Amounts contributed and deferred under the Plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a portion of its exposure including a Company owned life insurance policy held in a rabbi trust. In the fourth quarter of 2024 the Company suspended additional deferrals into the Plan until further notice.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the three months ended March 31, 2026 and 2025, the Company expensed $0.3 million and $0.2 million, respectively, to Avion and Airmax for services provided to the Company. There was $79 thousand in payments due and outstanding to Avion and Airmax as of March 31, 2026.

In 2025, the Company entered into service agreements with Mantucket Capital Management Corporation (“Mantucket”) to provide staff augmentation and cloud migration services. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, beneficially owns 100% of the equity of Mantucket. During the three months ended March 31, 2026, the Company recognized revenue under these agreements of $0.1 million.

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

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties, and other factors that affect our business and may cause such differences as outlined in Part II Item 1A. Risk Factors of this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, our leverage and debt service obligations related risks, risks specific to the terms of our credit facility, risks related to the financial and operating restrictions built into our credit agreement, risks related to the changes in client service demands and the level of effort and capacity forecasting, risks related to our cost containment efforts, risks specific to outsourcing trends and the prices that clients are willing to pay to outsource services that we provide, uncertainties tied to goodwill, assets and strategic investment impairments, risks inherent in M&A activity, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital clients’ transition to public cloud and SaaS solutions, risks specific to our public sector business, risks specific to our clients seeking to transfer to us risks related to cybersecurity, data privacy and emerging technologies that we cannot control or mitigate, risks specific to our remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands, risks specific to our operational controls and employee misconduct, risks arising from our long sales cycles and lead time to revenue, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks specific to cost and availability of labor, telecommunication services and energy that cannot be passed on to clients, risks tied to contracting terms typical in our industry that lead to revenue volatility and impact profitability, risks related to disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies in our client offerings and in how we run our business, and our growing reliance on third parties for data, cloud and SaaS services, risks specific to uncertainties and inconsistencies in privacy, data protection and AI oversight laws, the high cost of compliance with such laws and business impacts if we fail to comply, high cost and reputational damage of wage and hour, ADA, and ERISA class action lawsuits, risks specific to the uncertainties in AI regulatory environments, risks specific to IP protection and infringement, risks inherent in the changes in income tax rates, ability to timely secure and maintain licenses needed to support certain regulated lines of business, and risks specific to the interpretations of transfer pricing arrangements, risks specific to our operations outside of the U.S., risks inherent in our geographic concentration in certain markets where weather and regulatory environment may represent significant challenges, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Delaware company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock, risks arising from the fact that we are asking our stockholders to approve redomestication of the Company from Delaware to Texas as disclosed in our proxy statement for our 2026 annual meeting of stockholders, filed with the United States Securities and Exchange Commission (“SEC”) on April 10, 2026, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

Our forward-looking statements speak only as of the date that this report is filed with the SEC. We undertake no obligation to update them, except as may be required by applicable law. Although we believe that our forward-looking statements are reasonable, they depend on many factors outside of our control and we can provide no assurance that they will prove to be correct. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Forms 10-Q or 8-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of March 31, 2026, TTEC served approximately 750 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

TTEC operates and reports its financial results of operations through two business segments:

•	TTEC Digital is one of the largest CX technology and service providers and is focused on the intersection of Contact Center as a Service (“CCaaS”), Customer Relationship Management (“CRM”), and Artificial Intelligence (AI) and Analytics. A professional services organization comprised of software engineers, systems architects, data scientists and CX strategists, this segment creates and implements strategic CX transformation roadmaps; sells, operates, and provides managed services for cloud platforms and premise-based CX technologies including Amazon Web Services (“AWS”), Cisco, Genesys, Google, and Microsoft; and creates proprietary IP to support industry specific and custom client needs. TTEC Digital serves clients across enterprise and small and medium-sized business segments and has a dedicated unit with government technology certifications serving the public sector.
•	TTEC Engage provides the digital first, AI-enabled CX operational and managed services to support large, complex enterprise clients’ end-to-end customer interactions at scale across the world. Tailored to meet industry-specific business needs, this segment delivers data-driven omnichannel customer care, customer acquisition, growth, and retention services, tech support, fraud mitigation and back-office solutions. The segment’s digital first delivery model covers the entire solution lifecycle including associate recruitment, onboarding, training, delivery, workforce management and quality assurance.

TTEC pursues its CX market leadership through strategic collaboration across TTEC Digital and TTEC Engage. Together, TTEC’s ability to deliver comprehensive and transformational customer experience solutions to its clients is a marketplace differentiation, including integrated AI-enabled, CX technology and service solutions, go-to-market strategies, and innovative offerings.

During 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 21 countries on six continents -- the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Thailand, and the United Kingdom, with contributions from approximately 47,200 customer care associates, consultants, technologists, and CX professionals.

Our revenue for first quarter 2026 was $496.2 million, of which approximately $101.9 million, or 20.5%, was generated from our TTEC Digital segment and $394.3 million, or 79.5%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the first quarter of 2026, our revenue decreased $38.1 million, or 7.1%, to $496.2 million over the same period in 2025 including an increase of $7.8 million, or 1.6%, due to foreign currency fluctuations. The decrease in revenue was comprised of a $6.2 million, or 5.7%, decrease for TTEC Digital and a decrease of $31.9 million, or 7.5%, for TTEC Engage.

Our first quarter 2026 income (loss) from operations decreased $5.7 million to $18.5 million or 3.7% of revenue, compared to $24.2 million, or 4.5% of revenue in the first quarter of 2025. The TTEC Digital operating margin decreased 4.1% over the same period last year primarily due to lower margins in our recurring and professional services business. The TTEC Engage operating margin was flat over the same period last year.

Income (loss) from operations in the first quarter of 2026 and 2025 included $2.0 million and $2.8 million, respectively, of restructuring charges and asset impairments.

Our offshore customer experience centers spanning 13 countries serve clients based in the U.S. and in other countries with 22,000 workstations, representing 83% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 40% of our revenue for the first quarter of 2026, as compared to 34% of our revenue for the corresponding period in 2025.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of March 31, 2026, the total production workstations for our TTEC Engage segment was 26,850, a net decrease of 2,290 workstations over the same period last year, with an overall capacity utilization 72% versus 71% in the prior year period, The increase was due to targeted seat reductions in the United States and Philippines along with country exits in Honduras and Rwanda.

We plan to continue to selectively retain and grow capacity and expand into new offshore markets, while maintaining appropriate capacity onshore. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuation increases, we plan to continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recent Developments

Change in the Principal Place of Business. In February 2025, the Company moved its principal place of business and principal executive offices to Austin, Texas. TTEC made the decision to relocate its principal place of business from Colorado to Austin, Texas after careful consideration of how it can best support its strategic goals, serve its global clients, and position itself for future success. Texas has been an important part of TTEC’s operations for decades, and this move provides the Company with additional access to a business-friendly environment, a strong economy, a skilled workforce, and a dynamic technology and innovation hub.

Redomestication to Texas. As part of its 2026 Annual Meeting, the Company is seeking approval from its stockholders to redomesticate to Texas from the Company’s current state of incorporation in Delaware. The TTEC Board’s determined that the redomestication to Texas is in the best interests of the Company and its stockholders. The Board’s decision to recommend that the Company’s stockholders vote to approve the redomestication was the result of extensive deliberations and consideration, including evaluation by the Company’s fully independent Nominating and Governance Committee and discussions with management and legal counsel. The Company and its Board believe that the redomestication is in the best interests of the Company and its stockholders because of the Company's strong operational nexus to the state of Texas and because the Company believes that the move would reduce the potential for opportunistic and frivolous litigation, reduce operational costs for the Company, while preserving and potentially even enhancing shareholder rights and providing operational flexibility.

If the shareholders vote to approve redomestication at the Annual Meeting on May 21, 2026, the Company plans to affect the redomestication via conversion from a corporation organized under the laws of the State of Delaware to a corporation under the laws of the State of Texas in the second quarter of 2026.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2026 and 2025 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$101,865	$108,040	$(6,175)	(5.7)%
Operating Income	1,359	5,864	(4,505)	(76.8)%
Operating Margin	1.3%	5.4%

The decrease in revenue for the TTEC Digital segment was driven by lower recurring and professional services revenue.

The operating income decrease was primarily related to lower margins in our recurring and professional services business. Operating income as a percentage of revenue decreased to 1.3% in the first quarter of 2026 as compared to 5.4% in the prior period. Included in operating income was amortization expense related to acquired intangibles of $3.7 million and $3.7 million for the quarters ended March 31, 2026 and 2025, respectively.

TTEC Engage

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$394,310	$426,188	$(31,878)	(7.5)%
Operating Income	17,136	18,325	(1,189)	(6.5)%
Operating Margin	4.3%	4.3%

The decrease in revenue for the TTEC Engage segment is primarily due to the completion of a prior year short-term contract and Management’s continuous evaluation of its remaining portfolio.

TTEC Engage’s operating income as a percentage of revenue was flat at 4.3% over the same period last year. Included in operating income was amortization expense related to acquired intangibles of $4.0 million and $4.1 million for the quarters ended March 31, 2026 and 2025, respectively.

Interest Income (Expense)

For the three months ended March 31, 2026 interest income decreased to $0.5 million from $4.6 million in the same period in 2025 due to lower interest income on an aged VAT receivable. Interest expense decreased to $17.0 million during 2026 from $19.8 million during 2025 due to lower utilization and lower rates.

Other Income (Expense)

For the three months ended March 31, 2026 Other income (expense), net decreased to income of $0.7 million from income of $3.6 million during the prior year quarter.

Included in the three months ended March 31, 2025 was a $3.9 million gain related to a recovery of an aged VAT receivable.

Income Taxes

The effective tax rate for the three months ended March 31, 2026 was 297.6%. This compares to an effective tax rate of 74.2% for the comparable period of 2025. The effective tax rate for the three months ended March 31, 2026 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the three months ended March 31, 2026, we generated operating cash flows of $27.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

The Company believes that the Tenth Amendment to the Credit Facility provides additional liquidity and flexibility to support ongoing operations in the short term. The increased pricing, reduced size of the Credit Facility, and more restrictive covenants may limit the Company’s ability to pursue certain strategic initiatives, including acquisitions. Management expects to continue to monitor the credit markets and, it is actively seeking alternative credit arrangements designed to provide the Company with greater flexibility. Pending any refinancing of the Credit Facility, management will continue to evaluate the impact of these changes on the Company’s financial position and results of operations.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2026 and 2025.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $88.7 million and $82.9 million as of March 31, 2026 and December 31, 2025, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, make strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the three months ended March 31, 2026 and 2025, net cash flows provided by operating activities was $27.5 million and $21.6 million, respectively. The increase is primarily due to a $18.3 million increase in net working capital offset by $12.4 million decrease in net cash income from operations.

Cash Flows from Investing Activities

For the three months ended March 31, 2026 and 2025, net cash flows used in investing activities was $4.9 million and $5.3 million, respectively. The decrease was due to a $1.3 million increase in asset sales offset by a $1.0 million increase in capital expenditures.

Cash Flows from Financing Activities

For the three months ended March 31, 2026 and 2025, net cash flows used in financing activities was $18.4 million and $13.7 million, respectively. The change in net cash flows from 2025 to 2026 was primarily due to a $5.0 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in net working capital and cash from operations. Free cash flow was $21.1 million and $16.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$27,535	$21,592
Less: Purchases of property, plant and equipment	6,400	5,406
Free cash flow	$21,135	$16,186

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2025 Form 10-K filing on February 26, 2026 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2026 to be between 1.8% and 2.0% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance for existing assets. The anticipated level of 2026 capital expenditures are primarily driven by facility refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Client Concentration

During the three months ended March 31, 2026 and 2025, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 33.4% and 31.2% of our consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 6 to 26 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR (in each case as defined in the Credit Agreement) and, therefore, is affected by changes in market interest rates. As of March 31, 2026, we had $889.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2026, interest accrued at a rate of approximately 6.9% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2026 and 2025, revenue associated with this foreign exchange risk was 27% and 23% of our consolidated revenue, respectively.

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

Cash Flow Hedging Program

To reduce our exposure to foreign currency exchange rate fluctuations associated with forecasted revenue in non-functional currencies, we purchase forward and/or option contracts to acquire the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and accounted for these derivative instruments as cash flow hedges for forecasted revenue in non-functional currencies.

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

Our cash flow hedging instruments as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of March 31, 2026	Amount	Amount		12 months	Through
Philippine Peso	3,469,000	$59,567	(1)	100.0%	March 2027
Mexican Peso	317,500	16,369		100.0%	February 2027
Colombian Peso	5,000,000	1,199		100.0%	August 2026
		$77,135

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2026 and December 31, 2025.

The fair value of our cash flow hedges as of March 31, 2026 was assets/(liabilities) (in thousands):

		Maturing in the
	March 31, 2026	Next 12 Months
Philippine Peso	(2,654)	(2,654)
Mexican Peso	1,104	1,104
Colombian Peso	136	136
	$(1,414)	$(1,414)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2025 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net gains/(losses) of $0.1 million and $(0.2) million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2026 and 2025, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2026 and 2025, approximately 18% and 15%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in marketable debt or equity securities as of March 31, 2026 or December 31, 2025.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of March 31, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the caption “Legal Proceedings” in Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: May 7, 2026	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer