Form 10-Q
period 2026-06-30
TTEC Holdings, Inc.
filed 2026-08-10
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-11919

TTEC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Texas	84-1291044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐   No ☑

As of July 31, 2026, there were 49,295,940 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$93,869	$82,901
Accounts receivable, net of allowance of $1,890 and $4,908	396,188	455,829
Prepaids and other current assets	89,068	124,006
Income and other tax receivables	13,041	10,615
Total current assets	592,166	673,351

Long-term assets
Property, plant and equipment, net	104,685	111,778
Operating lease assets	69,676	86,064
Goodwill	367,902	368,678
Deferred tax assets, net	6,665	6,581
Other intangible assets, net	117,909	133,688
Income and other tax receivables, long-term	9,171	8,595
Other long-term assets	105,473	110,347
Total long-term assets	781,481	825,731
Total assets	$1,373,647	$1,499,082

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,517	$72,637
Accrued employee compensation and benefits	114,497	155,400
Other accrued expenses	20,741	19,674
Income tax payable	19,958	11,959
Deferred revenue	59,564	58,828
Current operating lease liabilities	30,257	34,188
Other current liabilities	5,755	3,266
Total current liabilities	317,289	355,952

Long-term liabilities
Line of credit	855,000	905,000
Deferred tax liabilities, net	1,445	1,225
Non-current income tax payable	—	—
Non-current operating lease liabilities	48,117	61,170
Other long-term liabilities	60,966	62,832
Total long-term liabilities	965,528	1,030,227
Total liabilities	1,282,817	1,386,179

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 49,254,514 and 48,560,973 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	492	486
Additional paid-in capital	436,776	432,268
Treasury stock at cost; 34,328,112 and 34,328,112 shares as of June 30, 2026 and December 31, 2025, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(111,331)	(106,938)
Retained earnings	331,164	354,151
Noncontrolling interest	18,629	17,836
Total stockholders’ equity	90,830	112,903
Total liabilities and stockholders’ equity	$1,373,647	$1,499,082

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$455,495	$513,571	$951,670	$1,047,799

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	357,833	399,273	745,699	813,820
Selling, general and administrative	61,254	70,654	127,793	140,691
Depreciation and amortization	21,141	22,888	42,446	45,586
Restructuring charges, net	2,364	1,116	3,814	3,112
Impairment losses	1,894	764	2,414	1,525
Total operating expenses	444,486	494,695	922,166	1,004,734

Income from operations	11,009	18,876	29,504	43,065

Other income (expense)
Interest income	97	3,217	548	7,797
Interest expense	(16,688)	(18,233)	(33,672)	(38,030)
Other income (expense), net	1,180	(296)	1,838	3,293
Total other income (expense)	(15,411)	(15,312)	(31,286)	(26,940)

Income (loss) before income taxes	(4,402)	3,564	(1,782)	16,125

Provision for income taxes	(8,606)	(10,288)	(16,403)	(19,603)

Net income (loss)	(13,008)	(6,724)	(18,185)	(3,478)

Net income attributable to noncontrolling interest	(2,370)	(1,263)	(4,802)	(3,125)

Net income (loss) attributable to TTEC stockholders	$(15,378)	$(7,987)	$(22,987)	$(6,603)

Other comprehensive income (loss)
Net income (loss)	$(13,008)	$(6,724)	$(18,185)	$(3,478)
Foreign currency translation adjustments	1,044	16,243	(4,211)	22,881
Derivative valuation, gross	904	2,753	(852)	5,221
Other, net of tax	198	213	261	271
Total other comprehensive income (loss)	2,146	19,209	(4,802)	28,373
Total comprehensive income (loss)	(10,862)	12,485	(22,987)	24,895

Less: Comprehensive income attributable to noncontrolling interest	(2,190)	(1,648)	(4,393)	(3,526)

Comprehensive income (loss) attributable to TTEC stockholders	$(13,052)	$10,837	$(27,380)	$21,369

Weighted average shares outstanding
Basic	48,874	48,064	48,727	47,918
Diluted	48,874	48,064	48,727	47,918

Net income (loss) per share attributable to TTEC stockholders
Basic	$(0.31)	$(0.17)	$(0.47)	$(0.14)
Diluted	$(0.31)	$(0.17)	$(0.47)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended June 30, 2025 and 2026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of March 31, 2025	47,804	$478	$(584,900)	$423,368	$(122,973)	$548,001	$17,532	$281,506
Net income	—	—	—	—	—	(7,987)	1,263	(6,724)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(1,890)	(1,890)
Foreign currency translation adjustments	—	—	—	—	15,858	—	385	16,243
Derivatives valuation, net of tax	—	—	—	—	2,753	—	—	2,753
Vesting of restricted stock units	596	6	—	(982)	—	—	—	(976)
Equity-based compensation expense	—	—	—	4,051	—	—	—	4,051
Other, net of tax	—	—	—	—	213	—	—	213
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of March 31, 2026	48,610	$487	$(584,900)	$435,047	$(113,657)	$346,542	$18,239	$101,758
Net (loss) income	—	—	—	—	—	(15,378)	2,370	(13,008)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(1,800)	(1,800)
Foreign currency translation adjustments	—	—	—	—	1,224	—	(180)	1,044
Derivatives valuation, net of tax	—	—	—	—	904	—	—	904
Vesting of restricted stock units	645	5	—	(529)	—	—	—	(524)
Equity-based compensation expense	—	—	—	2,258	—	—	—	2,258
Other, net of tax	—	—	—	—	198	—	—	198
Balance as of June 30, 2026	49,255	$492	$(584,900)	$436,776	$(111,331)	$331,164	$18,629	$90,830

Six months ended June 30, 2025 and 2026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net (loss) income	—	—	—	—	—	(6,603)	3,125	(3,478)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(4,101)	(4,101)
Foreign currency translation adjustments	—	—	—	—	22,480	—	401	22,881
Derivatives valuation, net of tax	—	—	—	—	5,221	—	—	5,221
Vesting of restricted stock units	651	7	—	(1,045)	—	—	—	(1,038)
Equity-based compensation expense	—	—	—	7,301	—	—	—	7,301
Other, net of tax	—	—	—	—	271	—	—	271
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2025	48,560	$486	$(584,900)	$432,268	$(106,938)	$354,151	$17,836	$112,903
Net (loss) income	—	—	—	—	—	(22,987)	4,802	(18,185)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(3,600)	(3,600)
Foreign currency translation adjustments	—	—	—	—	(3,802)	—	(409)	(4,211)
Derivatives valuation, net of tax	—	—	—	—	(852)	—	—	(852)
Vesting of restricted stock units	695	6	—	(576)	—	—	—	(570)
Equity-based compensation expense	—	—	—	5,084	—	—	—	5,084
Other, net of tax	—	—	—	—	261	—	—	261
Balance as of June 30, 2026	49,255	$492	$(584,900)	$436,776	$(111,331)	$331,164	$18,629	$90,830

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(18,185)	$(3,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,446	45,586
Amortization of contract acquisition costs	646	790
Amortization of debt issuance costs	1,473	985
Provision for credit losses	89	598
Loss on disposal of assets	109	597
Loss on dissolution of subsidiary	102	—
Impairment losses	2,414	1,525
Deferred income taxes	135	3,033
Excess tax benefit from equity-based awards	1,270	720
Equity-based compensation expense	5,084	7,301
Loss (gain) on foreign currency derivatives	104	(338)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	57,901	42,509
Prepaids and other current assets	31,044	4,708
Operating lease assets	15,226	17,266
Other noncurrent assets	(1,893)	(4,495)
Accrued employee compensation and benefits	(40,250)	(1,618)
Accounts payable and other current liabilities	(1,900)	13,278
Deferred revenue and customer advances	1,018	3,659
Operating lease liabilities	(16,602)	(18,051)
Other noncurrent liabilities	(1,355)	(274)
Net cash provided by operating activities	78,876	114,301

Cash flows from investing activities
Proceeds from sale of long-lived assets	1,460	176
Purchases of property, plant and equipment	(19,040)	(12,587)
Net cash used in investing activities	(17,580)	(12,411)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(50,000)	(92,500)
Proceeds from other debt	3,665	—
Payments on other debt	(768)	(1,088)
Dividends paid to shareholders		—
Payments to noncontrolling interest	(3,600)	(4,101)
Tax payments related to issuance of restricted stock units	(570)	(1,038)
Payments of debt issuance costs	(158)	(200)
Net cash (used in)/provided by financing activities	(51,431)	(98,927)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,103	(5,395)

Increase/(decrease) in cash, cash equivalents and restricted cash	10,968	(2,432)
Cash, cash equivalents and restricted cash, beginning of period	82,901	84,991
Cash, cash equivalents and restricted cash, end of period	$93,869	$82,559

Supplemental disclosures
Cash paid for interest	$30,683	$36,928
Cash paid for income taxes	$15,003	$10,688
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$81	$1,784
Acquisition of equipment through increase in accounts payable, net	$1,216	$(2,954)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of June 30, 2026, TTEC served approximately 735 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During the second quarter of 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents – the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Spain, Thailand, and the United Kingdom, with contributions from approximately 44,900 customer care associates, consultants, technologists, and CX professionals.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On July 15, 2026, the Company obtained a waiver from its lenders for its net leverage ratio covenant for the period ended June 30, 2026, and subsequent to June 30, 2026, entered into an Eleventh Amendment (the “Eleventh Amendment”) to the Credit Agreement that, among other things, modified certain material terms, including sizing, pricing, and the net leverage ratio and interest coverage ratio covenants of the Credit Facility on a going-forward basis. Specifically, the net leverage ratio covenant modifications are effective from September 30, 2026 through September 30, 2027. During this period, the maximum permitted net leverage ratio increased to 4.25 and subsequently steps down to 3.75 by the quarter ending June 30, 2027. The minimum required interest coverage ratio is reduced to 2.00 for fiscal year 2027. The Tenth Amendment and the Eleventh Amendment are discussed in more detail in Note 9 and Note 16, respectively. As of the issuance of these unaudited Consolidated Financial Statements, after giving effect to the waiver and the Eleventh Amendment, the Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under the Credit Facility to meet its business operating requirements and make its capital expenditures and to continue to comply with the financial covenants under the Credit Agreement for the next 12 months from the issuance of these financial statements. The Company has the ability to reduce discretionary spending, if necessary, to maintain compliance with the financial covenants under the amended Credit Agreement. In the event that the Company does not remain in compliance with such financial covenants, it may be required to negotiate additional amendments to, or waivers of, the terms of the Credit Facility, refinance its debt, or raise additional capital. If the Company is unable to secure a covenant amendment, waiver, or refinancing, in the future, such noncompliance would constitute an event of default, permitting the lenders to accelerate the repayment of all amounts outstanding under the Credit Agreement.

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

Other Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” in response to longstanding requests from investors for more information about an entity’s expenses, specifically categories of expenses such as (purchases of inventory, employee compensation, depreciation, and amortization, and depletion). The ASU is effective for fiscal years beginning after December 15, 2026, with retrospective application permitted. The Company is still assessing the impact of this ASU, however, the Company expects the guidance to impact disclosures only and not have a material effect on its financial position or results of operations.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other Internal Use Software” which was issued to modernize the accounting for software costs and removes all references to prescriptive and sequential software development stages. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of this ASU on the Company’s policy for capitalization of development costs for software intended for internal use, including timing of adoption. The Company does not expect it to have a material effect on its consolidated income statements, balance sheets, or statements of cash flows.

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

Three Months Ended June 30, 2026

	TTEC Engage	TTEC Digital	Total
Revenue	$351,463	$104,032	$455,495
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	288,628	69,205	357,833
Selling, general and administrative	40,757	20,497	61,254
Depreciation and amortization	14,743	6,398	21,141
Other segment items(2)	3,030	1,228	4,258
Income from operations	4,305	6,704	11,009
Interest income			97
Interest expense			(16,688)
Other income (expense), net			1,180
Income before income taxes			(4,402)

Three Months Ended June 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$399,825	$113,746	$513,571
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	327,015	72,258	399,273
Selling, general and administrative	47,465	23,189	70,654
Depreciation and amortization	16,424	6,464	22,888
Other segment items(2)	1,454	426	1,880
Income from operations	7,467	11,409	18,876
Interest income			3,217
Interest expense			(18,233)
Other income (expense), net			(296)
Income before income taxes			3,564

Six Months Ended June 30, 2026

	TTEC Engage	TTEC Digital	Total
Revenue	$745,773	$205,897	$951,670
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	604,832	140,867	745,699
Selling, general and administrative	85,192	42,601	127,793
Depreciation and amortization	29,723	12,723	42,446
Other segment items(2)	4,585	1,643	6,228
Income from operations	21,441	8,063	29,504
Interest income			548
Interest expense			(33,672)
Other income (expense), net			1,838
Income before income taxes			(1,782)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$826,013	$221,786	$1,047,799
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	669,177	144,643	813,820
Selling, general and administrative	94,948	45,743	140,691
Depreciation and amortization	32,630	12,956	45,586
Other segment items(2)	3,466	1,171	4,637
Income from operations	25,792	17,273	43,065
Interest income			7,797
Interest expense			(38,030)
Other income (expense), net			3,293
Income before income taxes			16,125

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Capital Expenditures
TTEC Digital	$2,783	$1,554	$5,141	$3,660
TTEC Engage	9,857	5,627	13,899	8,927
Total	$12,640	$7,181	$19,040	$12,587

	June 30, 2026	December 31, 2025
Total Assets
TTEC Digital	$543,623	$566,057
TTEC Engage	830,024	933,025
Total	$1,373,647	$1,499,082

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
United States / Canada	$277,854	$346,216	$587,819	$715,245
Philippines / Asia Pacific / India	92,696	92,350	194,556	183,604
Europe / Middle East / Africa	57,901	49,899	113,946	97,448
Latin America	27,044	25,106	55,349	51,502
Total	$455,495	$513,571	$951,670	$1,047,799

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(3)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2026; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 12.1% and 10.7% of total revenue for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of June 30, 2026 beyond what was already recognized.

Activity in the Company’s allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$2,333	$4,770	$4,908	$5,244
Provision for credit losses	(95)	347	89	598
Uncollectible receivables written-off	(348)	(117)	(3,107)	(842)
Balance, end of period	$1,890	$5,000	$1,890	$5,000

(4)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	June 30,
	2025	Adjustments	Impairments	Currency	2026

TTEC Digital	$295,202	$—	$—	$155	$295,357
TTEC Engage	73,476	—	—	(931)	72,545
Total	$368,678	$—	$—	$(776)	$367,902

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

Outside of the Company’s annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the second quarter of 2026, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2026, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

June 30, 2026
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,241	$4
Other long-term assets	—	—
Other current liabilities	(1,751)	(54)
Other long-term liabilities	—	—
Total fair value of derivatives, net	$(510)	$(50)

	December 31, 2025
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$1,632	$54
Other long-term assets	—	—
Other current liabilities	(1,260)	—
Other long-term liabilities	(31)	—
Total fair value of derivatives, net	$341	$54

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2026 and December 31, 2025 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2026	Amount	Amount		12 months	Through
Philippine Peso	2,546,000	$43,123	(1)	100.0%	March 2027
Mexican Peso	221,000	11,412		100.0%	February 2027
Colombian Peso	2,000,000	477		100.0%	August 2026
		$55,012

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2026 and December 31, 2025.

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$323	$3,240	$(1,352)	$5,580

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$(785)	$659	$(676)	$485
Provision for income taxes	204	(171)	176	(126)
Net income (loss)	$(581)	$488	$(500)	$359

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

Undesignated Derivatives

Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings in Other income (expense), net on a before tax basis and are offset by gains and losses on the related hedged items.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s volume of foreign exchange fair value derivative contracts as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of June 30, 2026 (2)	Amount	Amount
Australian Dollar	2,700	$1,862
Euro	11,850	13,550
Canadian Dollar	5,850	4,123
British Pound	2,900	3,837
Mexican Peso	167,000	9,570
Polish Zloty	2,000	533
		$33,475

(2) All undesignated derivatives are short-term and matured in July 2026.

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2025 (3)	Amount	Amount
Australian Dollar	3,300	$2,210
Euro	5,350	6,298
British Pound	5,950	8,021
Mexican Peso	70,000	3,891
New Zealand Dollar	1,100	639
Polish Zloty	11,000	3,072
		$24,131

(3) All undesignated derivatives are short-term and matured in January 2026.

The amounts and location of before tax gains and losses on Undesignated Derivatives within the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$62	$233

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(103)	$281

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

The following presents information as of June 30, 2026 and December 31, 2025 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or SOFR plus a credit spread as determined by the Company’s leverage ratio calculation (in each case as defined in the Credit Agreement discussed in Note 9). As of June 30, 2026 and December 31, 2025, the Company had $855.0 million and $905.0 million, respectively, of borrowings outstanding under the Credit Facility. During the second quarter of 2026 outstanding borrowings accrued interest at an average rate of 6.9% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2026, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2026 and December 31, 2025 (in thousands):

As of June 30, 2026

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(510)	$—	$(510)
Undesignated derivatives	—	(50)	—	(50)
Total net derivative asset (liability)	$—	$(560)	$—	$(560)

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$341	$—	$341
Undesignated derivatives	—	54	—	54
Total net derivative asset (liability)	$—	$395	$—	$395

The following is a summary of the Company’s fair value measurements as of June 30, 2026 and December 31, 2025 (in thousands):

As of June 30, 2026

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	34,105	—	—
Total assets	$34,105	$—	$—

Liabilities
Derivative instruments, net	$—	$(560)	$—
Total liabilities	$—	$(560)	$—

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment within each reportable segment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
TTEC Digital	$—	$197	$—	$238
TTEC Engage	1,894	567	2,414	1,287
Total	$1,894	$764	$2,414	$1,525

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

At the end of each interim period, the Company is required to estimate its annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2026 estimated annual effective tax rate of 25.6%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2026 was 920.4%. This rate was the result of the jurisdictional mix of year-to-date income, foreign currency gains and losses and the impact of the exclusion of losses related to entities with a full valuation allowance.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended June 30, 2026 and 2025 was approximately $0.6 million and $0.6 million, respectively, which had an impact on diluted net income per share of $0.01 and $0.01, respectively. The aggregate benefit to income tax expense for the six months ended June 30, 2026 and 2025 was approximately $1.2 million and $1.2 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.02, respectively.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9)COMMITMENTS AND CONTINGENCIES

Credit Facility

On July 15, 2026, the Company secured a waiver on its net leverage ratio covenant for the period ended June 30, 2026. On August 7, 2026, the Company entered into an Eleventh Amendment to the Credit Agreement that modified certain material terms including sizing, pricing, and certain covenants of the Credit Facility on a going-forward basis. The Eleventh Amendment is discussed in more detail in Note 16.

On November 5, 2025, the Company entered into the Tenth Amendment, which extended the maturity date to November 23, 2027 (the “New Maturity Date”) and modified certain other material terms of the Credit Facility, including the size of the facility, pricing and certain covenants. The aggregate revolving commitment was reduced from $1.2 billion to $1.05 billion, with further reductions of $25 million each on April 1, 2026 and July 1, 2026. The letter of credit sublimit was reduced from $100 million to $50 million. Base rate loans bear interest at a rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) SOFR in effect on such day plus 1.0%. Base rate loans shall be based on the base rate, plus the applicable credit margin of 2.0% through September 30, 2026, increasing to 5.0% thereafter. SOFR loans bear interest at a rate equal to the applicable spread adjusted SOFR plus applicable credit margin of 3.0% through September 30, 2026, increasing to spread adjusted SOFR plus 6.0% thereafter. Alternative currency loans (not denominated in U.S. Dollars) bear interest at rates applicable to their respective currencies. A one-time extension fee of 1.5% of the aggregate revolving credit commitment will be payable if the Credit Facility is still in effect on October 1, 2026. Limits on certain indebtedness, liens, investments and mergers were reduced by 50%, while acquisitions and restricted payments (subject to limited exceptions) were reduced by 100%. Certain other uses of cash were also restricted, subject to limited exceptions. Under the terms of the Tenth Amendment, the maximum permitted net leverage ratio was set at 3.75, specifically for the fiscal quarters ended March 31, 2026 and June 30, 2026, before generally stepping down from 4.00 to 3.00 by the third quarter of fiscal 2027.

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

As of June 30, 2026 and December 31, 2025, the Company had borrowings of $855.0 million and $905.0 million, respectively, under its Credit Facility, and its average daily utilization was $926.6 million and $1,020.7 million for the six months ended June 30, 2026 and 2025, respectively. After giving effect to the waiver obtained on July 15, 2026, the Company is in compliance with all covenants and conditions under its Credit Agreement. The financial covenants set forth in the Credit Facility are discussed in more detail in Note 16.

Letters of Credit

As of June 30, 2026, outstanding letters of credit under the Credit Facility totaled $55.0 thousand. As of June 30, 2026, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled zero.

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

(10)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the six months ended June 30, 2026 from amounts included in deferred revenue as of December 31, 2025 was $46.9 million. Revenue recognized for the six months ended June 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $50.4 million.

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

As of June 30, 2026, the Company’s RPO was $338.5 million, which will primarily be delivered and recognized within the next five years. The Company expects to recognize approximately 61% of the RPO over the next 12 months, 24% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(11)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	22,480	5,580	27	28,087
Amounts reclassified from accumulated other comprehensive income (loss)	—	(359)	244	(115)
Net current period other comprehensive income (loss)	22,480	5,221	271	27,972

Accumulated other comprehensive income (loss) at June 30, 2025	$(101,341)	$(362)	$(2,446)	$(104,149)

Accumulated other comprehensive income (loss) at December 31, 2025	$(102,275)	$(1,874)	$(2,789)	$(106,938)

Other comprehensive income (loss) before reclassifications	(3,700)	(1,352)	26	(5,026)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	500	235	633
Net current period other comprehensive income (loss)	(3,802)	(852)	261	(4,393)

Accumulated other comprehensive income (loss) at June 30, 2026	$(106,077)	$(2,726)	$(2,528)	$(111,331)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2026	2025	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$(785)	$659	Revenue
Tax effect	204	(171)	Provision for income taxes
	$(581)	$488	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(198)	$(213)	Cost of services
Tax effect	20	21	Provision for income taxes
	$(178)	$(192)	Net income (loss)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2026	2025	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$(676)	$485	Revenue
Tax effect	176	(126)	Provision for income taxes
	$(500)	$359	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(261)	$(271)	Cost of services
Tax effect	26	27	Provision for income taxes
	$(235)	$(244)	Net income (loss)

(12)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Shares used in basic earnings per share calculation	48,874	48,064	48,727	47,918
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	—	—	—	—
Shares used in dilutive earnings per share calculation	48,874	48,064	48,727	47,918

For the three months ended June 30, 2026 and 2025, there were 2.2 million and 3.3 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2026 and 2025, there were 2.4 million and 3.3 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(13)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025

Equity-based compensation expense recognized in Cost of services	$834	$1,523
Equity-based compensation expense recognized in Selling, general and administrative	1,424	2,528
Total equity-based compensation expense	$2,258	$4,051

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Equity-based compensation expense recognized in Cost of services	$1,686	$2,651
Equity-based compensation expense recognized in Selling, general and administrative	3,398	4,650
Total equity-based compensation expense	$5,084	$7,301

Restricted Stock Unit Grants

During the six months ended June 30, 2026 and 2025, the Company granted 700,754 and 537,159 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $2.3 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized compensation expense related to RSUs of $5.1 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $10.4 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

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

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs will be between zero and $4.0 million and the PRSUs will vest in 2027. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. The Company did not recognize any compensation expense related to these awards for the six months ended June 30, 2026, as they were not deemed probable of being achieved.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the six months ended June 30, 2026 and 2025, the Company expensed $0.3 million and $0.3 million, respectively, to Avion and Airmax for services provided to the Company. There was $160 thousand in payments due and outstanding to Avion and Airmax as of June 30, 2026.

In 2025, the Company entered into service agreements with Mantucket Capital Management Corporation (“Mantucket”) to provide staff augmentation and cloud migration services. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, beneficially owns 100% of the equity of Mantucket. During the six months ended June 30, 2026, the Company recognized revenue under these agreements of $0.1 million.

(16)SUBSEQUENT EVENTS

On August 7, 2026, the Company entered into the Eleventh Amendment to its Amended and Restated Credit Agreement, dated as of June 3, 2013, as amended (the “Credit Agreement”), with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Eleventh Amendment, among other things, reduced the revolving credit facility commitment from $1.0 billion to $975.0 million, increased the SOFR credit margin from 3.00% to 3.25% through September 30, 2026, and from 6.00% to 6.25% thereafter, expanded the collateral and guarantee package (including an increased pledge of foreign subsidiaries’ equity), and imposed certain additional covenants restricting indebtedness, liens, investments, dispositions, acquisitions, and restricted payments. The Eleventh Amendment also provides additional covenant capacity by increasing the maximum permitted net leverage ratio. The covenant modifications are effective from September 30, 2026 through September 30, 2027. During this period, the maximum permitted net leverage ratio increased to 4.25 and subsequently steps down to 3.75 by the quarter ending June 30, 2027. The minimum required interest coverage ratio is reduced to 2.00 for fiscal 2027.

The Company’s actual net leverage ratio of 3.85 as of June 30, 2026 exceeded the 3.75 maximum net leverage ratio then applicable to the quarter under the Tenth Amendment. On July 15, 2026, prior to finalizing its financial statements for the second quarter of fiscal 2026, the Company secured a waiver, for covenant compliance as of June 30, 2026. The Company is also in discussions with its lender group regarding a potential extension of the maturity of the Credit Facility beyond 2027.

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

Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, our leverage and debt service obligations related risks, risks specific to the terms of our credit facility, risks related to the financial and operating restrictions built into our credit agreement, risks related to the changes in client service demands and the level of effort and capacity forecasting, risks related to our cost containment efforts, risks specific to outsourcing trends and the prices that clients are willing to pay to outsource services that we provide, uncertainties tied to goodwill, assets and strategic investment impairments, risks inherent in M&A activity, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital clients’ transition to public cloud and SaaS solutions, risks specific to our public sector business, risks specific to our clients seeking to transfer to us risks related to cybersecurity, data privacy and emerging technologies that we cannot control or mitigate, risks specific to our remote delivery model, risks specific to our ability to recruit and retail labor at the right price point to meet changing business demands, risks specific to our operational controls and employee misconduct, risks arising from our long sales cycles and lead time to revenue, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks specific to cost and availability of labor, telecommunication services and energy that cannot be passed on to clients, risks tied to contracting terms typical in our industry that lead to revenue volatility and impact profitability, risks related to disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies in our client offerings and in how we run our business, and our growing reliance on third parties for data, cloud and SaaS services, risks specific to uncertainties and inconsistencies in privacy, data protection and AI oversight laws, the high cost of compliance with such laws and business impacts if we fail to comply, high cost and reputational damage of wage and hour, ADA, and ERISA class action lawsuits, risks specific to the uncertainties in AI regulatory environments, risks specific to IP protection and infringement, risks inherent in the changes in income tax rates, ability to timely secure and maintain licenses needed to support certain regulated lines of business, and risks specific to the interpretations of transfer pricing arrangements, risks specific to our operations outside of the U.S., risks inherent in our geographic concentration in certain markets where weather and regulatory environment may represent significant challenges, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Texas company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock, risks arising from the Company’s completed redomestication from Delaware to Texas by conversion, effective May 28, 2026, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 and in our proxy statement for our 2026 annual meeting of stockholders, filed with the SEC on April 10, 2026, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of June 30, 2026, TTEC served approximately 735 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Spain, Thailand, and the United Kingdom, with contributions from approximately 44,900 customer care associates, consultants, technologists, and CX professionals.

Our revenue for second quarter 2026 was $455.5 million, of which approximately $104.0 million, or 23%, was generated from our TTEC Digital segment and $351.5 million, or 77%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the second quarter of 2026, our revenue decreased $58.1 million, or 11.3%, to $455.5 million over the same period in 2025 including a decrease of $0.3 million, or 0.1%, due to foreign currency fluctuations. The decrease in revenue was comprised of $9.7 million, or 8.5%, decrease for TTEC Digital and a decrease of $48.4 million, or 12.1%, for TTEC Engage.

Our second quarter 2026 income (loss) from operations decreased $7.9 million to $11.0 million or 2.4% of revenue, compared to $18.9 million, or 3.7% of revenue in the second quarter of 2025. The TTEC Digital operating margin decreased 3.6% over the same period last year primarily due to lower margins in our recurring and professional services business. The TTEC Engage operating margin decreased 0.7% over the same period last year primarily due to a decline in revenue that exceeded the reduction in operating expenses.

Income (loss) from operations in the second quarter of 2026 and 2025 included $4.3 million and $1.9 million, respectively, of restructuring charges and asset impairments.

Our offshore customer experience centers spanning 13 countries serve clients based in the U.S. and in other countries with 22,000 workstations, representing 83% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 43% of our revenue for the second quarter of 2026, as compared to 37% of our revenue for the corresponding period in 2025.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of June 30, 2026, the total production workstations for our TTEC Engage segment was 26,800 with an overall capacity utilization of 70% versus 71% in the prior year period. The decrease was primarily driven by reduced client forecasts, partially offset by targeted seat reductions in the United States and Philippines along with country exits in Honduras and Rwanda.

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

Redomestication to Texas. At the Company’s Annual Meeting of Stockholders held on May 21, 2026, (the “Annual Stockholders Meeting”), the stockholders approved the redomestication of the Company from Delaware to Texas by conversion (the “Redomestication”). The TTEC Board determined that the Redomestication was in the best interests of the Company and its stockholders. The Board’s decision to recommend that the Company’s stockholders vote to approve the Redomestication was the result of extensive deliberations and consideration, including evaluation by the Company’s fully independent Nominating and Governance Committee and discussions with management and legal counsel. The Company and its Board believe that the Redomestication is in the best interests of the Company and its stockholders because of the Company's strong operational nexus to the state of Texas and because the Company believes that the move reduces the potential for opportunistic and frivolous litigation and operational costs for the Company, while preserving and potentially even enhancing shareholder rights and providing operational flexibility.

The Redomestication became effective on May 28, 2026 (the “effective Time”), at which time the Company converted from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Texas. In connection with the Redomestication, the Company’s stockholders are subject to the Texas Certificate of Formation and Texas Bylaws in place of the Company’s prior Delaware charter and Bylaws. Certain rights of the Company’s stockholders were changed as a result of the Redomestication, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 and in the Company’s definitive proxy statement on Schedule 14A for the Annual Stockholders Meeting filed with the SEC on April 10, 2026.

Exploration of Strategic Alternatives for TTEC Digital

On August 10, 2026, TTEC announced that its Board of Directors authorized management to evaluate potential strategic alternatives for its TTEC Digital business to best position it to realize its full growth potential and maximize shareholder value. While the Board is prepared to consider a range of alternatives, it will prioritize transactions that sustain and enhance the continued commercial collaboration and innovation between TTEC Engage and TTEC Digital.

PJT Partners is serving as an independent financial advisor to TTEC in connection with the review of strategic alternatives. The Board has not set a deadline or definitive timeline for the completion of this review, and the Company does not intend to disclose developments unless or until a definitive agreement is executed or the Board determines that further disclosure is appropriate or required. There can be no assurance that this process will result in any particular transaction or outcome.

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

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2026 and 2025 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$104,032	$113,746	$(9,714)	(8.5)%
Operating Income	6,704	11,409	(4,705)	(41.2)%
Operating Margin	6.4%	10.0%

The decrease in revenue for the TTEC Digital segment was driven by lower recurring revenue and a one-time asset sale in the prior year period.

The operating income decrease was primarily related to lower margins in our recurring and professional services business. Included in operating income was amortization expense related to acquired intangibles of $3.6 million and $3.7 million for the quarters ended June 30, 2026 and 2025, respectively.

TTEC Engage

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$351,463	$399,825	$(48,362)	(12.1)%
Operating Income	4,305	7,467	(3,162)	(42.3)%
Operating Margin	1.2%	1.9%

The decrease in revenue for the TTEC Engage segment is primarily due to client attrition and the absence of revenue from a short-term contract that was completed during the prior year period.

TTEC Engage’s operating income decreased as a percentage of revenue was primarily related to lower revenue, which exceeded the benefit of reduced operating expenses. Included in operating income was amortization expense related to acquired intangibles of $4.0 million and $4.1 million for the quarters ended June 30, 2026 and 2025, respectively.

Interest Income (Expense)

For the three months ended June 30, 2026 interest income decreased to $0.1 million from $3.2 million in the same period in 2025 due to lower interest income on an aged VAT receivable received during the prior year period. Interest expense decreased to $16.7 million during 2026 from $18.2 million during 2025 due to lower utilization and lower rates.

Other Income (Expense)

For the three months ended June 30, 2026 Other income (expense), net increased to income of $1.2 million from expense of $0.3 million during the prior year quarter.

Included in the three months ended June 30, 2026 was a $1.0 million gain due to changes in foreign currency rates.

Included in the three months ended June 30, 2025 was a $2.7 million gain related to a recovery of an aged VAT receivable.

Income Taxes

The effective tax rate for the three months ended June 30, 2026 was 195.5%. This compares to an effective tax rate of 288.7% for the comparable period of 2025. The effective tax rate for the three months ended June 30, 2026 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2026 and 2025 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$205,897	$221,786	$(15,889)	(7.2)%
Operating Income	8,063	17,273	(9,210)	(53.3)%
Operating Margin	3.9%	7.8%

The decrease in revenue for the TTEC Digital segment was driven by lower recurring revenue and one-time on-premise related revenue.

The operating income decrease is primarily attributable to lower margins in our recurring and professional services revenue. Included in operating income was amortization expense related to acquired intangibles of $7.3 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively.

TTEC Engage

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$745,773	$826,013	$(80,240)	(9.7)%
Operating Income (loss)	21,441	25,792	(4,351)	(16.9)%
Operating Margin	2.9%	3.1%

The decrease in revenue for the TTEC Engage segment is primarily due to client attrition and the absence of revenue from a short-term contract that was completed during the prior year period.

The change in operating income (loss) was primarily related to lower revenue which exceeded the benefit of reduced operating expenses. Included in operating income was amortization expense related to acquired intangibles of $8.1 million and $8.1 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Income (Expense)

For the six months ended June 30, 2026 interest income decreased to $0.5 million from $7.8 million in the same period in 2025 due to $7.3 million of interest income on an aged VAT receivable during the six months period ended June 30, 2025. Interest expense decreased to $33.7 million during 2026 from $38.0 million during 2025 due to lower utilization and lower rates.

Other Income (Expense)

For the six months ended June 30, 2026 Other income (expense), net decreased to net income of $1.8 million from net income of $3.3 million during the prior year period.

Included in the six months ended June 30, 2026 was a $1.3 million gain due to change in foreign currency rates.

Included in the six months ended June 30, 2025 was a $6.6 million gain related to a recovery of an aged VAT receivable.

Income Taxes

The effective tax rate for the six months ended June 30, 2026 was 920.4%. This compared to an effective tax rate of 121.6% for the comparable period of 2025. The effective tax rate for the six months ended June 30, 2026 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the six months ended June 30, 2026, we generated operating cash flows of $78.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

On August 7, 2026, we entered into the Eleventh Amendment to our Credit Agreement, which reduced our revolving credit facility commitment to $975.0 million, increased the SOFR credit margin from 3.00% to 3.25% through September 30, 2026, and from 6.00% to 6.25% thereafter, expanded the collateral and guarantee package (including certain assets of certain foreign subsidiaries and equity interests therein), and imposed additional restrictions on indebtedness, liens, investments, dispositions, acquisitions, and restricted payments. At the same time, the Eleventh Amendment eased certain of our financial covenants, increasing the maximum permitted net leverage ratio to up to 4.25 in fiscal 2026 and up to 4.00 in fiscal 2027 and reducing the minimum required interest coverage ratio to 2.00 in fiscal 2027, which we believe provides additional covenant compliance headroom necessary to operate the business.

The Company’s actual net leverage ratio of 3.85 as of June 30, 2026 exceeded the 3.75 maximum net leverage ratio then applicable to the quarter under the Tenth Amendment. To secure compliance with net leverage ratio for the quarter ended June 30, 2026, on July 15, 2026, prior to finalizing our financial statements for the quarter, we obtained a waiver, of the maximum net leverage ratio covenant for the quarter.

We are also in discussions with our lender group regarding a potential extension of the maturity of the Credit Facility beyond 2027. We believe these amended terms, together with the covenant relief described above, will support our liquidity and covenant compliance over the next twelve months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2026 and 2025.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $93.9 million and $82.9 million as of June 30, 2026 and December 31, 2025, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure, invest in research and development, make strategic acquisitions and to pay dividends.

Cash Flows from Operating Activities

For the six months ended June 30, 2026 and 2025, net cash flows provided by operating activities was $78.9 million and $114.3 million, respectively. The decrease is primarily due to a $21.6 million decrease in net cash income from operations and a $13.8 million decrease in net working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2026 and 2025, net cash flows used in investing activities was $17.6 million and $12.4 million, respectively. The increase was primarily due to a $6.5 million increase in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2026 and 2025, net cash flows used in financing activities was $51.4 million and $98.9 million, respectively. The change in net cash flows from 2025 to 2026 was primarily due to a $42.5 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease in net working capital and cash from operations. Free cash flow was $59.8 million and $101.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$51,341	$92,709	$78,876	$114,301
Less: Purchases of property, plant and equipment	12,640	7,181	19,040	12,587
Free cash flow	$38,701	$85,528	$59,836	$101,714

Obligations and Future Capital Requirements

There were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2025 Form 10-K filing on February 26, 2026 through the filing of this report.

Future Capital Requirements

We expect total capital expenditures in 2026 to be between 1.9% and 2.1% of revenue. Approximately 60% of these expected capital expenditures are to support growth in our business and 40% relate to the maintenance for existing assets. The anticipated level of 2026 capital expenditures are primarily driven by facility refreshes and maintenance, site optimizations, IT network modernization and PC refreshes, digital product development and ongoing site expansions/new sites but not at the same level as the prior year.

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

Client Concentration

During the six months ended June 30, 2026 and 2025, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 34.7% and 32.2% of our consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and 34.0% and 31.3% of our consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 6 to 26 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and SOFR (in each case as defined in the Credit Agreement) and, therefore, is affected by changes in market interest rates. As of June 30, 2026, we had $855.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended June 30, 2026, interest accrued at a rate of approximately 6.9% per annum. If the Prime Rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2026 and 2025, revenue associated with this foreign exchange risk was 28% and 23% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of June 30, 2026	Amount	Amount		12 months	Through
Philippine Peso	2,546,000	$43,123	(1)	100.0%	March 2027
Mexican Peso	221,000	11,412		100.0%	February 2027
Colombian Peso	2,000,000	477		100.0%	August 2026
		$55,012

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2026 and December 31, 2025.

The fair value of our cash flow hedges as of June 30, 2026 was assets/(liabilities) (in thousands):

		Maturing in the
	June 30, 2026	Next 12 Months
Philippine Peso	$(1,728)	$(1,728)
Mexican Peso	1,114	1,114
Colombian Peso	104	104
	$(510)	$(510)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2025 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net (losses)/gains of $(0.7) million and $0.5 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2026 and 2025, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2026 and 2025, approximately 19% and 17%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any material investments in marketable debt or equity securities as of June 30, 2026 or December 31, 2025.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of June 30, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

John Abou Appointment as Chief Executive Officer of TTEC Engage. Effective August 5, 2026, the Company appointed John Abou, as Chief Executive Officer of TTEC Engage business segment. Mr. Abou previously served as the President of this business segment. As a result of this appointment, Mr. Abou continues to be an executive officer of the Company. Information about Mr. Abou and his past business experience is set forth in the definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on April 10, 2026. In connection with his appointment, on August 5, 2026, TTEC Services Corporation, the wholly subsidiary of the Company and the main operating company for TTEC Engage business segment entered into an amendment to Mr. Abou’s Employment Agreement, dated as of July 17, 2024, (the “Amendment”).

Pursuant to the Amendment Mr. Abou’s base salary increased from $600,000 to $625,000; his annual variable incentive plan target opportunity was set at up to 100% of base salary beginning with the 2026 performance year, with a guaranteed 2027 variable incentive payment (payable in 2028) equal to the greater of 50% of target ($312,500) or the amount actually earned based on performance. The Amendment also provides for a long-term incentive award consisting of 300,000 restricted stock units (“RSUs) vesting in two equal installments on the 12- and 18-month anniversaries of the grant date, and 426,000 performance-based restricted stock units (“PRSUs) eligible to vest based on TTEC Engage’s adjusted EBITDA performance through fiscal year 2028. If the Company experiences a change in control event before December 31, 2028, the PRSU portion of the award would convert to RSUs as if TTEC Engage performed at target for fiscal year 2028 with a vesting schedule to be aligned with the RSU portion of this long-term incentive award. The Amendment also modifies Mr. Abou’s severance entitlement to 18 months of base salary in case of a termination without cause or for good reason, and to two times base salary upon a qualifying termination in connection with a change in control event. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Christopher Brown Appointment as President of TTEC Digital. As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2026, the Company announced the appointment of Christopher J. Brown as President of TTEC Digital. As a result of this appointment, Mr. Brown became an executive officer of the Company. Information about Mr. Brown and his past business experience is set forth in the definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on April 10, 2026. In connection with Mr. Brown’s appointment, on August 5, 2026, TTEC Digital LLC, the wholly owned subsidiary of the Company, and the main operating company of TTEC Digital business segment entered into an executive employment agreement with Mr. Brown effective the date of his appointment (“Brown Employment Agreement”). Pursuant to the terms of the Brown Employment Agreement, his base salary was set at $500,000; his annual variable incentive plan target opportunity and his long-term incentive program (“LTIP”) opportunity was set at up to 100% of base salary. The Brown Employment Agreement also sets Mr. Brown’s severance entitlement to 18 months of base salary in case of a termination without cause or for good reason, and two times base salary upon a qualifying termination in connection with a change in control event. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q or a subsequent filing.

Executive Retention Program. On July 24, 2026, the Compensation Committee of the Board approved a one-time senior executive retention bonus program (the “Retention Program”) to incentivize continuity of leadership among the Chief Executive Officer’s direct reports through one or more anticipated transformational transactions in 2026–2027, including potential mergers and acquisitions, financing transactions, restructurings, or asset divestitures. All of the Chief Executive Officer’s direct reports participate in the Retention Program. Awards are structured as cash and/or cash and RSUs, vesting in two equal tranches 12 and 18 months after grant, subject to continued employment, with prorated payment upon a qualifying involuntary termination. The receipt of the awards is contingent on the participants’ continuing employment with the Company as of payment/vesting dates, provided however that the awards are subject to proration, if the participants’ employment with the Company is terminated for any reason, except cause, before the payment/vesting dates.

The Company’s participating named executive officers were granted the following awards: effective July 24, 2026, Kenneth R. Wagers, III, Chief Financial Officer, was granted 100,000 RSUs (grant date fair value of $210,000) and a $350,000 cash award, for a total value of $560,000, with the cash award payable 50% in July 2027 and 50% in January 2028, and the RSUs vesting on July 24, 2027 and January 24, 2028; Christopher J. Brown, President of TTEC Digital, was granted 75,000 RSUs (grant date fair value of $157,500) and a $300,000 cash award, for a total value of $457,500, on the same schedule as Mr. Wagers; and John Abou, Chief Executive Officer of TTEC Engage, was granted a cash award of $625,000, payable 50% in March, 2027 and the remaining 50% in April 2027. See Exhibits 10.3 and 10.4.

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

3.1		Certificate of Formation of TTEC Holdings, Inc., a Texas corporation, dated May 22, 2026	8-K	3.1	5/27/2026

3.2		Bylaws of TTEC Holdings, Inc., a Texas corporation	8-K	3.2	5/27/2026

4.1*		Description of Securities of TTEC Holdings, Inc. registered pursuant to Section 12 of the Securities Act of 1934

10.1*		Amendment to Executive Employment Agreement on July 17, 2024, executed to be effective August 5, 2026, by and between John P. Abou and TTEC Services Corporation

10.2*		Executive Employment Agreement executed on August 7, 2026 to be effective as of the date of appointment on March 17, 2026, by and between Christopher J. Brown and TTEC Digital LLC

10.3*

Form of Retention Award Agreement pursuant to the 2026 Executive Retention Program, used for Kenneth R. Wagers, III, Christopher J. Brown, and other participating senior executives, effective July 24, 2026, executed on various dates between August 4, 2026 and August 7, 2026

10.4*		Retention Award Agreement, effective July 24, 2026, executed on August 7, 2026, by and between John P. Abou and TTEC Services Corporation, pursuant to the 2026 Executive Retention Program

10.99*

Eleventh Amendment to Amended and Restated Credit Agreement and Restated Security Agreement for a senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, National Association, as agent, swing line and fronting lender

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: August 10, 2026	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 10, 2026	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer