Form 10-Q
period 2026-09-30
TTEC Holdings, Inc.
filed 2026-11-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐   No ☑

As of October 30, 2026, there were 49,383,048 shares of the registrant’s common stock outstanding.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$91,090	$82,901
Accounts receivable, net of allowance of $1,875 and $4,908	388,691	455,829
Prepaids and other current assets	99,487	124,006
Income and other tax receivables	12,426	10,615
Total current assets	591,694	673,351

Long-term assets
Property, plant and equipment, net	99,683	111,778
Operating lease assets	62,733	86,064
Goodwill	367,866	368,678
Deferred tax assets, net	6,570	6,581
Other intangible assets, net	110,179	133,688
Income and other tax receivables, long-term	11,068	8,595
Other long-term assets	104,513	110,347
Total long-term assets	762,612	825,731
Total assets	$1,354,306	$1,499,082

LIABILITIES, STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,309	$72,637
Accrued employee compensation and benefits	110,594	155,400
Other accrued expenses	28,849	19,674
Income tax payable	21,978	11,959
Deferred revenue	65,243	58,828
Current operating lease liabilities	29,566	34,188
Other current liabilities	4,982	3,266
Total current liabilities	336,521	355,952

Long-term liabilities
Line of credit	830,000	905,000
Deferred tax liabilities, net	693	1,225
Non-current income tax payable	—	—
Non-current operating lease liabilities	40,862	61,170
Other long-term liabilities	60,666	62,832
Total long-term liabilities	932,221	1,030,227
Total liabilities	1,268,742	1,386,179

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock; $0.01 par value; 150,000,000 shares authorized; 49,295,940 and 48,560,973 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	493	486
Additional paid-in capital	438,767	432,268
Treasury stock at cost; 34,328,112 and 34,328,112 shares as of September 30, 2026 and December 31, 2025, respectively	(584,900)	(584,900)
Accumulated other comprehensive income (loss)	(113,667)	(106,938)
Retained earnings	326,130	354,151
Noncontrolling interest	18,741	17,836
Total stockholders’ equity	85,564	112,903
Total liabilities and stockholders’ equity	$1,354,306	$1,499,082

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$492,245	$519,143	$1,443,915	$1,566,942

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	382,077	413,635	1,127,776	1,227,455
Selling, general and administrative	63,328	68,941	191,121	209,632
Depreciation and amortization	21,723	22,026	64,169	67,612
Restructuring charges, net	1,269	1,771	5,083	4,883
Impairment losses	555	441	2,969	1,966
Total operating expenses	468,952	506,814	1,391,118	1,511,548

Income from operations	23,293	12,329	52,797	55,394

Other income (expense)
Interest income	130	501	678	8,298
Interest expense	(17,155)	(16,627)	(50,827)	(54,657)
Other income (expense), net	487	3,848	2,325	7,141
Total other income (expense)	(16,538)	(12,278)	(47,824)	(39,218)

Income (loss) before income taxes	6,755	51	4,973	16,176

Provision for income taxes	(9,507)	(11,117)	(25,910)	(30,720)

Net income (loss)	(2,752)	(11,066)	(20,937)	(14,544)

Net income attributable to noncontrolling interest	(2,282)	(2,305)	(7,084)	(5,430)

Net income (loss) attributable to TTEC stockholders	$(5,034)	$(13,371)	$(28,021)	$(19,974)

Other comprehensive income (loss)
Net income (loss)	$(2,752)	$(11,066)	$(20,937)	$(14,544)
Foreign currency translation adjustments	(2,328)	(2,367)	(6,539)	20,514
Derivative valuation, gross	(238)	(1,518)	(1,090)	3,703
Other, net of tax	(5)	(38)	256	233
Total other comprehensive income (loss)	(2,571)	(3,923)	(7,373)	24,450
Total comprehensive income (loss)	(5,323)	(14,989)	(28,310)	9,906

Less: Comprehensive income attributable to noncontrolling interest	(2,047)	(2,416)	(6,440)	(5,942)

Comprehensive income (loss) attributable to TTEC stockholders	$(7,370)	$(17,405)	$(34,750)	$3,964

Weighted average shares outstanding
Basic	49,293	48,460	48,916	48,098
Diluted	49,293	48,460	48,916	48,098

Net income (loss) per share attributable to TTEC stockholders
Basic	$(0.10)	$(0.28)	$(0.57)	$(0.42)
Diluted	$(0.10)	$(0.28)	$(0.57)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

Three months ended September 30, 2025 and 2026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of June 30, 2025	48,400	$484	$(584,900)	$426,437	$(104,149)	$540,014	$17,290	$295,176
Net income	—	—	—	—	—	(13,371)	2,305	(11,066)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation adjustments	—	—	—	—	(2,478)	—	111	(2,367)
Derivatives valuation, net of tax	—	—	—	—	(1,518)	—	—	(1,518)
Vesting of restricted stock units	63	1	—	(164)	—	—	—	(163)
Equity-based compensation expense	—	—	—	3,077	—	—	—	3,077
Other, net of tax	—	—	—	—	(38)	—	—	(38)
Balance as of September 30, 2025	48,463	$485	$(584,900)	$429,350	$(108,183)	$526,643	$17,411	$280,806

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of June 30, 2026	49,255	$492	$(584,900)	$436,776	$(111,331)	$331,164	$18,629	$90,830
Net (loss) income	—	—	—	—	—	(5,034)	2,282	(2,752)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(1,935)	(1,935)
Foreign currency translation adjustments	—	—	—	—	(2,093)	—	(235)	(2,328)
Derivatives valuation, net of tax	—	—	—	—	(238)	—	—	(238)
Vesting of restricted stock units	41	1	—	(53)	—	—	—	(52)
Equity-based compensation expense	—	—	—	2,044	—	—	—	2,044
Other, net of tax	—	—	—	—	(5)	—	—	(5)
Balance as of September 30, 2026	49,296	$493	$(584,900)	$438,767	$(113,667)	$326,130	$18,741	$85,564

Nine months ended September 30, 2025 and 2026

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2024	47,749	$477	$(584,900)	$420,181	$(132,121)	$546,617	$17,865	$268,119
Net (loss) income	—	—	—	—	—	(19,974)	5,430	(14,544)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(6,396)	(6,396)
Foreign currency translation adjustments	—	—	—	—	20,002	—	512	20,514
Derivatives valuation, net of tax	—	—	—	—	3,703	—	—	3,703
Vesting of restricted stock units	714	8	—	(1,209)	—	—	—	(1,201)
Equity-based compensation expense	—	—	—	10,378	—	—	—	10,378
Other, net of tax	—	—	—	—	233	—	—	233
Balance as of September 30, 2025	48,463	$485	$(584,900)	$429,350	$(108,183)	$526,643	$17,411	$280,806

	Stockholders’ Equity of the Company
					Accumulated
					Other
	Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2025	48,560	$486	$(584,900)	$432,268	$(106,938)	$354,151	$17,836	$112,903
Net (loss) income	—	—	—	—	—	(28,021)	7,084	(20,937)
Payments distributed to noncontrolling interest	—	—	—	—	—	—	(5,535)	(5,535)
Foreign currency translation adjustments	—	—	—	—	(5,895)	—	(644)	(6,539)
Derivatives valuation, net of tax	—	—	—	—	(1,090)	—	—	(1,090)
Vesting of restricted stock units	736	7	—	(629)	—	—	—	(622)
Equity-based compensation expense	—	—	—	7,128	—	—	—	7,128
Other, net of tax	—	—	—	—	256	—	—	256
Balance as of September 30, 2026	49,296	$493	$(584,900)	$438,767	$(113,667)	$326,130	$18,741	$85,564

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(20,937)	$(14,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,169	67,612
Amortization of contract acquisition costs	900	1,047
Amortization of debt issuance costs	2,511	1,587
Provision for credit losses	123	700
Loss on disposal of assets	408	904
Loss on dissolution of subsidiary	102	—
Impairment losses	2,969	1,966
Deferred income taxes	—	(1,846)
Excess tax benefit from equity-based awards	1,860	1,861
Equity-based compensation expense	7,128	10,378
Loss (gain) on foreign currency derivatives	116	(331)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	64,980	32,893
Prepaids and other current assets	18,349	(2,051)
Operating lease assets	22,034	25,054
Other noncurrent assets	(1,295)	(1,837)
Accrued employee compensation and benefits	(43,421)	(8,224)
Accounts payable and other current liabilities	15,341	21,579
Deferred revenue and customer advances	6,639	3,751
Operating lease liabilities	(24,477)	(26,807)
Other noncurrent liabilities	(1,611)	4,813
Net cash provided by operating activities	115,888	118,505

Cash flows from investing activities
Proceeds from sale of long-lived assets	1,500	4,476
Purchases of property, plant and equipment	(28,115)	(26,381)
Net cash used in investing activities	(26,615)	(21,905)

Cash flows from financing activities
Proceeds from/(repayments of) line of credit, net	(75,000)	(92,500)
Proceeds from other debt	3,665	—
Payments on other debt	(1,279)	(1,770)
Payments to noncontrolling interest	(5,535)	(6,396)
Tax payments related to issuance of restricted stock units	(622)	(1,201)
Payments of debt issuance costs	(3,699)	(1,031)
Net cash (used in)/provided by financing activities	(82,470)	(102,898)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,386	(5,185)

Increase/(decrease) in cash, cash equivalents and restricted cash	8,189	(11,483)
Cash, cash equivalents and restricted cash, beginning of period	82,901	84,991
Cash, cash equivalents and restricted cash, end of period	$91,090	$73,508

Supplemental disclosures
Cash paid for interest	$48,623	$52,870
Cash paid for income taxes	$22,219	$17,935
Non-cash investing and financing activities
Acquisition of long-lived assets through finance leases	$81	$2,047
Acquisition of equipment through increase in accounts payable, net	$1,213	$1,168

The accompanying notes are an integral part of these consolidated financial statements.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

Founded in 1982, TTEC Holdings, Inc. (“TTEC”, “the Company”; pronounced “T-TEC”) is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of September 30, 2026, TTEC served approximately 700 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During the third quarter of 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents – the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Spain, Thailand, and the United Kingdom, with contributions from approximately 48,400 customer care associates, consultants, technologists, and CX professionals.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Subsequent to September 30, 2026, on November 9, 2026, the Company entered into the Thirteenth Amendment (the "Thirteenth Amendment") to the Credit Agreement, as amended, (the “Credit Agreement”), with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Thirteenth Amendment, among other matters: extended the maturity of the Credit Agreement from November 23, 2027 to November 23, 2028; reduced the revolving credit facility commitment from $960.0 million to $945.0 million, with scheduled reductions to $915.0 million by October 1, 2027; and set the SOFR credit margin at 4.00% (and the base rate margin at 3.00%) through maturity, in lieu of the increases to 6.25% and 5.25%, respectively, scheduled for November 16, 2026. The Company paid the lenders an extension fee of approximately $2.4 million and agreed to an exit fee of 3.0% of the $945.0 million commitment, with one-third of such exit fee to be paid in January 2028 and the remainder to be paid at maturity. The amount of the exit fee is subject to certain potential reductions if specified commitment reductions are achieved during 2027, including in connection with a sale of the Company's Digital business.

The Thirteenth Amendment also increased the maximum permitted net leverage ratio to 4.25:1.00 for the quarter ending March 31, 2027 and to 4.00:1.00 for the quarters ending June 30 and September 30, 2027, and extended the 4.00:1.00 maximum net leverage ratio and the 2.00:1.00 minimum interest coverage ratio through the extended maturity date. In addition, the Company agreed to certain milestones relating to the potential sale of its Digital business which if not met could result in a further $10.0 million reduction in commitments. The terms of any such sale are subject to the consent of lenders.

On October 1, 2026, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Credit Agreement that, among other matters, reduced the aggregate revolving credit facility commitment from $975.0 million to $960.0 million (with aggregate outstanding revolving loans, swing loans and letters of credit limited to $950.0 million); extended the period during which the SOFR credit margin remains at 3.25% (and the base rate margin at 2.25%) to November 15, 2026, with the margins increasing to 6.25% and 5.25%, respectively, on November 16, 2026; and eliminated an extension fee of 1.50% that would otherwise have been payable by the Company on October 1, 2026. In connection with the Twelfth Amendment, the Company paid the lenders an upfront fee of $2.4 million.

On August 7, 2026, the Company entered into the Eleventh Amendment to the Credit Agreement. The Eleventh Amendment, among other matters: reduced the revolving credit facility commitment from $1.0 billion to $975.0 million; increased the SOFR credit margin from 3.00% to 3.25% through September 30, 2026, and from 6.00% to 6.25% thereafter. The Eleventh Amendment also provided for less restrictive financial covenants by increasing the maximum permitted net leverage ratio to 4.25:1.00 for the period through December 31, 2026, with subsequent steps down to 4.00:1.00 for the quarter ending March 31, 2027 and 3.75:1.00 for all periods thereafter. In addition, the minimum required interest coverage ratio was reduced to 2.00:1.00 for all periods after December 31, 2026.

As of the issuance date of these unaudited consolidated financial statements, the Company believes it has sufficient liquidity to meet its obligations, including compliance with the covenants under its Credit Agreement obligations, through at least twelve months from the issuance date of these unaudited consolidated financial statements. The Company has the ability to reduce discretionary spending, if necessary, to maintain compliance with the financial covenants under the Credit Agreement. In the event that the Company does not remain in compliance with such financial covenants, it may be required to negotiate additional amendments to, or waivers of, the terms of the Credit Agreement, refinance its debt, or raise additional capital. If the Company is unable to secure a covenant amendment, waiver, or refinancing, in the future, such noncompliance would constitute an event of default, permitting the lenders to accelerate the repayment of all amounts outstanding under the Credit Agreement.

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

Three Months Ended September 30, 2026

	TTEC Engage	TTEC Digital	Total
Revenue	$370,128	$122,117	$492,245
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	295,429	86,648	382,077
Selling, general and administrative	41,210	22,118	63,328
Depreciation and amortization	15,378	6,345	21,723
Other segment items(2)	1,503	321	1,824
Income from operations	16,608	6,685	23,293
Interest income			130
Interest expense			(17,155)
Other income (expense), net			487
Income before income taxes			6,755

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$397,227	$121,916	$519,143
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	325,938	87,697	413,635
Selling, general and administrative	46,180	22,761	68,941
Depreciation and amortization	16,035	5,991	22,026
Other segment items(2)	1,604	608	2,212
Income from operations	7,470	4,859	12,329
Interest income			501
Interest expense			(16,627)
Other income (expense), net			3,848
Income before income taxes			51

Nine Months Ended September 30, 2026

	TTEC Engage	TTEC Digital	Total
Revenue	$1,115,901	$328,014	$1,443,915
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	900,261	227,515	1,127,776
Selling, general and administrative	126,402	64,719	191,121
Depreciation and amortization	45,101	19,068	64,169
Other segment items(2)	6,088	1,964	8,052
Income from operations	38,049	14,748	52,797
Interest income			678
Interest expense			(50,827)
Other income (expense), net			2,325
Income before income taxes			4,973

Nine Months Ended September 30, 2025

	TTEC Engage	TTEC Digital	Total
Revenue	$1,223,240	$343,702	$1,566,942
Cost of services (exclusive of depreciation and amortization presented separately below) (1)	995,115	232,340	1,227,455
Selling, general and administrative	141,128	68,504	209,632
Depreciation and amortization	48,665	18,947	67,612
Other segment items(2)	5,070	1,779	6,849
Income from operations	33,262	22,132	55,394
Interest income			8,298
Interest expense			(54,657)
Other income (expense), net			7,141
Income before income taxes			16,176

(1) Cost of services primarily includes employee related and technology costs.

(2) Other segment items include impairment losses and restructuring charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Capital Expenditures
TTEC Digital	$2,540	$2,230	$7,682	$5,890
TTEC Engage	6,535	11,564	20,433	20,491
Total	$9,075	$13,794	$28,115	$26,381

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2026	December 31, 2025
Total Assets
TTEC Digital	$545,017	$566,057
TTEC Engage	809,289	933,025
Total	$1,354,306	$1,499,082

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
United States / Canada	$310,624	$344,658	$898,443	$1,059,903
Philippines / Asia Pacific / India	91,943	94,367	286,499	277,971
Europe / Middle East / Africa	62,797	52,956	176,743	150,404
Latin America	26,881	27,162	82,230	78,664
Total	$492,245	$519,143	$1,443,915	$1,566,942

(3)SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2026; this client operates in the automotive industry and is included in the TTEC Engage segment. This client contributed 12.0% and 10.8% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company has other clients with aggregate revenue exceeding $100 million annually and the loss of one or more of these clients could have a material adverse effect on the Company’s business, operating results, or financial condition. To mitigate this risk, the Company’s business arrangements with these larger clients are structured as multiple contracts with different statements of work that are specific to a different line of business or service; these contracts have different durations and renewal dates and could have a revenue opportunity above the $100 million aggregate.

To limit the Company’s credit risk with its clients, management performs periodic credit evaluations, maintains allowances for credit losses and may require pre-payment for services from certain clients whose financial stability or payment practices raise concern. Based on currently available information, management does not believe significant credit risk existed as of September 30, 2026 beyond what was already recognized.

Activity in the Company’s allowance for credit losses consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,890	$5,000	$4,908	$5,244
Provision for credit losses	34	102	123	700
Uncollectible receivables written-off	(49)	26	(3,156)	(816)
Balance, end of period	$1,875	$5,128	$1,875	$5,128

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)GOODWILL

Goodwill consisted of the following (in thousands):

				Effect of
	December 31,	Acquisitions /		Foreign	September 30,
	2025	Adjustments	Impairments	Currency	2026

TTEC Digital	$295,202	$—	$—	$276	$295,478
TTEC Engage	73,476	—	—	(1,088)	72,388
Total	$368,678	$—	$—	$(812)	$367,866

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

Outside of the Company’s annual impairment testing process, the Company monitors its reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the third quarter of 2026, the Company concluded there were no triggering events and completed its qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions.

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

It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2026, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults.

All derivative financial instruments are reported at gross fair value and recorded in Prepaids and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in the accompanying Consolidated Balance Sheets as applicable for each period end.

Fair Value of Derivative Instruments

The fair value and location of derivatives in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

September 30, 2026
	Designated	Not Designated
	as Hedging	as Hedging
Designation:	Instruments	Instruments
	Foreign	Foreign
Derivative contract type:	Exchange	Exchange
Derivative classification:	Cash Flow	Fair Value

Prepaids and other current assets	$417	$12
Other long-term assets	—	—
Other current liabilities	(1,166)	(75)
Other long-term liabilities	—	—
Total fair value of derivatives, net	$(749)	$(63)

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

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2026 and December 31, 2025 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2026	Amount	Amount		12 months	Through
Philippine Peso	1,244,000	$21,002	(1)	100.0%	March 2027
Mexican Peso	120,500	6,224		100.0%	February 2027
		$27,226

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2026 and December 31, 2025.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The amounts and location of gains and losses on Cash Flow Hedges within the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foreign Exchange Cash Flow Hedges, effective:

Amount of gain (loss) recognized in Other comprehensive income (loss) (1)	$(574)	$(1,213)	$(1,927)	$4,366

Amount and location of gain (loss) reclassified from Accumulated OCI to:
Revenue	$(455)	$411	$(1,131)	$896
Provision for income taxes	118	(107)	294	(233)
Net income (loss)	$(337)	$304	$(837)	$663

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

The Company’s volume of foreign exchange fair value derivative contracts as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Local
	Currency	U.S. Dollar
	Notional	Notional
As of September 30, 2026 (2)	Amount	Amount
Australian Dollar	1,600	$1,125
Canadian Dollar	7,450	5,259
Euro	7,990	9,087
British Pound	8,200	10,880
Mexican Peso	50,000	2,769
New Zealand Dollar	900	511
Polish Zloty	8,000	2,087
		$31,718

(2) All undesignated derivatives are short-term and matured in October 2026.

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

The amounts and location of before tax gains and losses on Undesignated Derivatives within the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(13)	$(7)

	Nine Months Ended September 30,
	2026	2025

Designation:	Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange
Derivative classification:	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Other income (expense), net	$(116)	$275

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

The following presents information as of September 30, 2026 and December 31, 2025 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

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

Debt - The Company’s debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon a base rate or SOFR plus the applicable credit margin (in each case as defined in the Credit Agreement discussed in Note 9). As of September 30, 2026 and December 31, 2025, the Company had $830.0 million and $905.0 million, respectively, of borrowings outstanding under the Credit Facility. During the third quarter of 2026 outstanding borrowings accrued interest at an average rate of 7.1% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt based on Level 2 inputs.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2026, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2026 and December 31, 2025 (in thousands):

As of September 30, 2026

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(749)	$—	$(749)
Undesignated derivatives	—	(63)	—	(63)
Total net derivative asset (liability)	$—	$(812)	$—	$(812)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$341	$—	$341
Undesignated derivatives	—	54	—	54
Total net derivative asset (liability)	$—	$395	$—	$395

The following is a summary of the Company’s fair value measurements as of September 30, 2026 and December 31, 2025 (in thousands):

As of September 30, 2026

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$—	$—
Deferred compensation plan asset	33,629	—	—
Total assets	$33,629	$—	$—

Liabilities
Derivative instruments, net	$—	$(812)	$—
Total liabilities	$—	$(812)	$—

As of December 31, 2025

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$—	$395	$—
Deferred compensation plan asset	34,964	—	—
Total assets	$34,964	$395	$—

Liabilities
Derivative instruments, net	$—	$—	$—
Total liabilities	$—	$—	$—

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

During the three and nine months ended September 30, 2026 and 2025, the Company recognized impairment losses related to leasehold improvements assets, right of use lease assets, capitalized software and certain computer equipment within each reportable segment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
TTEC Digital	$—	$—	$—	$238
TTEC Engage	555	441	2,969	1,728
Total	$555	$441	$2,969	$1,966

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

At the end of each interim period, the Company is required to estimate its annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s 2026 estimated annual effective tax rate of 25.7%, before discrete items, is driven by the distribution of forecasted income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, and the impact of valuation allowances in the United States and several other jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2026 was 521.0%. This rate was the result of the jurisdictional mix of year-to-date income, foreign currency gains and losses and the impact of the exclusion of losses related to entities with a full valuation allowance.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2020 to present, remain open tax years. The Company has been notified of the intent to audit or is currently under audit with respect to income taxes for India for tax years 2022 through 2025. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements under local laws which result in an overall reduced tax rate. These incentives have varying benefit year over year and expire at various times beginning in 2031. The aggregate benefit to income tax expense for the three months ended September 30, 2026 and 2025 was approximately $0.7 million and $0.6 million, respectively, which had an impact on diluted net income per share of $0.02 and $0.01, respectively. The aggregate benefit to income tax expense for the nine months ended September 30, 2026 and 2025 was approximately $2.0 million and $1.8 million, respectively, which had an impact on diluted net income per share of $0.04 and $0.03, respectively.

(9)COMMITMENTS AND CONTINGENCIES

Credit Facility

Subsequent to September 30, 2026, on November 9, 2026, the Company entered into the Thirteenth Amendment (the "Thirteenth Amendment") to the Credit Agreement, as amended, (the “Credit Agreement”), with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. The Thirteenth Amendment, among other matters: extended the maturity of the Credit Agreement from November 23, 2027 to November 23, 2028; reduced the revolving credit facility commitment from $960.0 million to $945.0 million, with scheduled reductions to $915.0 million by October 1, 2027; and set the SOFR credit margin at 4.00% (and the base rate margin at 3.00%) through maturity, in lieu of the increases to 6.25% and 5.25%, respectively, scheduled for November 16, 2026. The Company paid the lenders an extension fee of approximately $2.4 million and agreed to an exit fee of 3.0% of the $945.0 million commitment, with one-third of such exit fee to be paid in January 2028 and the remainder to be paid at maturity. The amount of the exit fee is subject to certain potential reductions if specified commitment reductions are achieved during 2027, including in connection with a sale of the Company's Digital business.

The Thirteenth Amendment also increased the maximum permitted net leverage ratio to 4.25:1.00 for the quarter ending March 31, 2027, and to 4.00:1.00 for the quarters ending June 30, 2027 and September 30, 2027, and extended the 4.00:1.00 maximum net leverage ratio and the 2.00:1.00 minimum interest coverage ratio through the extended maturity date. In addition, the Company agreed to certain milestones relating to the potential sale of its Digital business which if not met could result in a further $10.0 million reduction in commitments. The terms of any such sale are subject to the consent of lenders.

On October 1, 2026, the Company entered into the Twelfth Amendment to the Credit Agreement, as amended (the “Credit Agreement”), with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, which, among other matters, reduced the revolving credit facility commitment from $975.0 million to $960.0 million (with aggregate outstanding revolving loans, swing loans and letters of credit limited to $950.0 million); extended the period during which the SOFR credit margin remains at 3.25% (and the base rate margin at 2.25%) to November 15, 2026, with the margins increasing to 6.25% and 5.25%, respectively, on November 16, 2026; and eliminated an extension fee of 1.50% that would otherwise have been payable by the Company on October 1, 2026. In connection with the Twelfth Amendment, the Company paid the lenders an amendment fee of $2.4 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On August 7, 2026, the Company entered into the Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment, among other matters, reduced the revolving credit facility commitment from $1.0 billion to $975.0 million; and increased the SOFR credit margin from 3.00% to 3.25% through September 30, 2026, and from 6.00% to 6.25% thereafter. The Eleventh Amendment also provided for less restrictive financial covenants by increasing the maximum permitted net leverage ratio to 4.25:1.00 for the period through December 31, 2026 with subsequent steps down to 4.00:1.00 for the quarter ended March 31, 2027 and 3.75:1.00 for all periods thereafter. In addition, the minimum required interest coverage ratio was reduced to 2.00:1.00 for all periods after December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company had borrowings of $830.0 million and $905.0 million, respectively, under its Credit Agreement, and its average daily utilization was $916.6 million and $993.9 million for the nine months ended September 30, 2026 and 2025, respectively. Based on the level of availability pursuant to the covenant calculations as of September 30, 2026, the Company’s remaining borrowing capacity was approximately $130.0 million.

Letters of Credit

As of September 30, 2026, outstanding letters of credit under the Credit Agreement totaled $5.1 million. As of September 30, 2026, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled zero.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by the Company’s present and future subsidiaries and, following the Eleventh Amendment, is secured by an expanded collateral package, including an increased pledge of the equity of certain foreign subsidiaries.

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

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(10)DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Revenue recognized for the nine months ended September 30, 2026 from amounts included in deferred revenue as of December 31, 2025 was $52.6 million. Revenue recognized for the nine months ended September 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $59.8 million.

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

As of September 30, 2026, the Company’s RPO was $327.9 million, which will primarily be delivered and recognized within the next five years. The Company expects to recognize approximately 60% of the RPO over the next 12 months, 27% of the RPO over the subsequent 13 to 24 months, and the remainder thereafter.

(11)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of Other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of Accumulated other comprehensive income (loss) (in thousands):

	Foreign
	Currency	Derivative
	Translation	Valuation, Net	Other, Net
	Adjustment	of Tax	of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2024	$(123,821)	$(5,583)	$(2,717)	$(132,121)

Other comprehensive income (loss) before reclassifications	20,002	4,366	23	24,391
Amounts reclassified from accumulated other comprehensive income (loss)	—	(663)	210	(453)
Net current period other comprehensive income (loss)	20,002	3,703	233	23,938

Accumulated other comprehensive income (loss) at September 30, 2025	$(103,819)	$(1,880)	$(2,484)	$(108,183)

Accumulated other comprehensive income (loss) at December 31, 2025	$(102,275)	$(1,874)	$(2,789)	$(106,938)

Other comprehensive income (loss) before reclassifications	(5,793)	(1,927)	26	(7,694)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	837	230	965
Net current period other comprehensive income (loss)	(5,895)	(1,090)	256	(6,729)

Accumulated other comprehensive income (loss) at September 30, 2026	$(108,170)	$(2,964)	$(2,533)	$(113,667)

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the classification and amount of the reclassifications from Accumulated other comprehensive income (loss) to the Statement of Comprehensive Income (Loss) (in thousands):

			Statement of
	For the Three Months Ended September 30,		Comprehensive Income
	2026	2025	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(455)	$411	Revenue
Tax effect	118	(107)	Provision for income taxes
	$(337)	$304	Net income (loss)

Other
Actuarial gain (loss) on defined benefit plan	$5	$38	Cost of services
Tax effect	—	(4)	Provision for income taxes
	$5	$34	Net income (loss)

			Statement of
	For the Nine Months Ended September 30,		Comprehensive Income
	2026	2025	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,131)	$896	Revenue
Tax effect	294	(233)	Provision for income taxes
	$(837)	$663	Net income (loss)

Other
Actuarial gain (loss) on defined benefit plan	$(256)	$(233)	Cost of services
Tax effect	26	23	Provision for income taxes
	$(230)	$(210)	Net income (loss)

(12)WEIGHTED AVERAGE SHARE COUNTS

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Shares used in basic earnings per share calculation	49,293	48,460	48,916	48,098
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	—	—	—	—
Shares used in dilutive earnings per share calculation	49,293	48,460	48,916	48,098

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2026 and 2025, there were 2.6 million and 2.8 million outstanding Restricted Stock Units (“RSUs”), respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, there were 2.3 million and 3.2 million outstanding RSUs, respectively, that were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

(13)EQUITY-BASED COMPENSATION PLANS

All equity-based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date.

The following tables present the total equity-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025

Equity-based compensation expense recognized in Cost of services	$516	$1,042
Equity-based compensation expense recognized in Selling, general and administrative	1,528	2,035
Total equity-based compensation expense	$2,044	$3,077

	Nine Months Ended September 30,
	2026	2025

Equity-based compensation expense recognized in Cost of services	$2,202	$3,693
Equity-based compensation expense recognized in Selling, general and administrative	4,926	6,685
Total equity-based compensation expense	$7,128	$10,378

Restricted Stock Unit Grants

During the nine months ended September 30, 2026 and 2025, the Company granted 1,761,754 and 742,853 RSUs, respectively, to new and existing employees, which vest over three to five years. The Company recognized compensation expense related to RSUs of $2.0 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized compensation expense related to RSUs of $7.1 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $9.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

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

During the fourth quarter of 2024, the Company awarded PRSUs to senior executives that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs will be between zero and $4.0 million and the PRSUs will vest in 2027. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on the Company’s annual revenue and adjusted EBITDA for fiscal year 2026 and on TTEC Digital’s annual revenue and adjusted EBITDA for fiscal year 2026. The Company did not recognize any compensation expense related to these awards for the nine months ended September 30, 2026, as they were not deemed probable of being achieved.

During the third quarter of 2026, the Company awarded PRSUs to one senior executive that are subject to service and performance vesting conditions. If defined minimum targets are met, the annual value of the PRSUs will be between zero and $1.1 million and the PRSUs will vest in 2029. If the defined minimum targets are not met, then no PRSUs will be issued. The number of PRSUs awarded will be based on TTEC Engage’s annual adjusted EBITDA for fiscal year 2028.

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

(15)RELATED PARTY TRANSACTIONS

The Company entered into an agreement under which Avion, LLC (“Avion”) and Airmax LLC (“Airmax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has an indirect 100% beneficial ownership interest in Avion and Airmax. During the nine months ended September 30, 2026 and 2025, the Company expensed $0.2 million and $0.5 million, respectively, to Avion and Airmax for services provided to the Company. There was $160 thousand in payments due and outstanding to Avion and Airmax as of September 30, 2026.

In 2025, the Company entered into service agreements with Mantucket Capital Management Corporation (“Mantucket”) to provide staff augmentation and cloud migration services. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, beneficially owns 100% of the equity of Mantucket. During the nine months ended September 30, 2026, the Company recognized revenue under these agreements of $0.1 million.

TTEC HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(16)SUBSEQUENT EVENTS

See Note 9 for a description of (1) the Thirteenth Amendment to the Credit Agreement entered into on November 9, 2026 and (2) the Twelfth Amendment to the Credit Agreement entered into on October 1, 2026.

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

Important factors that could cause our actual results to differ materially from those indicated in the forward looking statements include, among others, risks related to our strategic execution in a competitive market, our ability to innovate and introduce technologies that are sufficiently disruptive to allow us to maintain and grow our market share such as the effective adoption of artificial intelligence into our solutions, our leverage and debt service obligations related risks, risks specific to the terms of our credit facility, risks related to the financial and operating restrictions built into our credit agreement, risks related to the changes in client service demands and the level of effort and capacity forecasting, risks related to our cost containment efforts, risks specific to outsourcing trends and the prices that clients are willing to pay to outsource services that we provide, uncertainties tied to goodwill, assets and strategic investment impairments, risks inherent in M&A activity, revenue risks specific to client concentration in our TTEC Engage business segment, risks specific to our technology partners in our TTEC Digital business segment and to the impact on our business due to TTEC Digital clients’ transition to public cloud and SaaS solutions, risks specific to our public sector business, risks specific to our clients seeking to transfer to us risks related to cybersecurity, data privacy and emerging technologies that we cannot control or mitigate, risks specific to our remote delivery model, risks specific to our ability to recruit and retain labor at the right price point to meet changing business demands, risks specific to our operational controls and employee misconduct, risks arising from our long sales cycles and lead time to revenue, risks tied to our ability to meet our clients’ geographic footprint expansions, operational risks that arise from events outside of our control, risks specific to cost and availability of labor, telecommunication services and energy that cannot be passed on to clients, risks tied to contracting terms typical in our industry that lead to revenue volatility and impact profitability, risks related to disruption to our information technology systems, cybersecurity events and unauthorized data access, reliance on communication and utility services provided by third parties, risks specific to use of AI technologies in our client offerings and in how we run our business, and our growing reliance on third parties for data, cloud and SaaS services, risks specific to uncertainties and inconsistencies in privacy, data protection and AI oversight laws, the high cost of compliance with such laws and business impacts if we fail to comply, high cost and reputational damage of wage and hour, ADA, and ERISA class action lawsuits, risks specific to the uncertainties in AI regulatory environments, risks specific to IP protection and infringement, risks inherent in the changes in income tax rates, ability to timely secure and maintain licenses needed to support certain regulated lines of business, and risks specific to the interpretations of transfer pricing arrangements, risks specific to our operations outside of the U.S., risks inherent in our geographic concentration in certain markets where weather and regulatory environment may represent significant challenges, risks inherent in our capital structure, our controlling shareholder risk, risks related to the price and trading volumes of our common stock being affected by factors that we cannot fully impact or control, risks inherent in our dividend and stock repurchase policies, risks specific to being a Texas company and provisions in our charter documents that may discourage, delay or prevent change in control events potentially depressing the price of our common stock, risks arising from the Company’s completed redomestication from Delaware to Texas by conversion, effective May 28, 2026, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 and in our proxy statement for our 2026 annual meeting of stockholders, filed with the SEC on April 10, 2026, and the fact that our chairman and chief executive officer has control over matters requiring shareholder action potentially impacting our stock price and making it less attractive to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

Founded in 1982, TTEC is a global customer experience (“CX”) technology and services outsourcing partner for marquee and disruptive brands and public sector clients. The Company designs, builds, and operates AI-enabled customer experiences across live interaction channels and provides data-driven, AI-enabled digital solutions to help clients improve customer satisfaction and loyalty, increase customer revenue and profitability, and optimize overall cost to serve. As of September 30, 2026, TTEC served approximately 700 clients across targeted industry verticals including financial services, healthcare, public sector, communications, technology, media, entertainment, travel and hospitality, automotive and retail.

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

During 2026, the TTEC global operating platform delivered onshore, nearshore, and offshore services in 22 countries on six continents -- the United States, Australia, Brazil, Bulgaria, Canada, Colombia, Costa Rica, Egypt, Germany, Greece, India, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, South Africa, Spain, Thailand, and the United Kingdom, with contributions from approximately 48,400 customer care associates, consultants, technologists, and CX professionals.

Our revenue for third quarter 2026 was $492.2 million, of which approximately $122.1 million, or 25%, was generated from our TTEC Digital segment and $370.1 million, or 75%, was generated from our TTEC Engage segment.

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

Financial Highlights

In the third quarter of 2026, our revenue decreased $26.9 million, or 5.2%, to $492.2 million over the same period in 2025 including a decrease of $2.1 million, or 0.4%, due to foreign currency fluctuations. The decrease in revenue was comprised of $27.1 million, or 6.8%, decrease for TTEC Engage offset by an increase of $0.2 million, or 0.2%, for TTEC Digital.

Our third quarter 2026 income (loss) from operations increased $11.0 million to $23.3 million or 4.7% of revenue, compared to $12.3 million, or 2.4% of revenue in the third quarter of 2025. TTEC Digital operating income increased 37.6% over the same period last year, and its operating margin increased to 5.5% from 4.0%, primarily due to higher margins in our professional services business. TTEC Engage operating income increased 122.3% over the same period last year, and its operating margin increased to 4.5% from 1.9%, primarily due to resolution of a client dispute related to the waiver of performance penalties previously assessed under a client contract, which contributed approximately $7.4 million to TTEC Engage operating income in the quarter.

Income (loss) from operations in the third quarter of 2026 and 2025 included $1.8 million and $2.2 million, respectively, of restructuring charges and asset impairments.

Our offshore customer experience centers spanning 13 countries serve clients based in the U.S. and in other countries with 22,000 workstations, representing 83% of our global delivery capability. Revenue for our TTEC Engage segment provided in these offshore locations represented 42% of our revenue for the third quarter of 2026, as compared to 39% of our revenue for the corresponding period in 2025.

Our seat utilization is defined as the total number of utilized workstations compared to the total number of available production workstations. As of September 30, 2026, the total production workstations for our TTEC Engage segment was 26,600 with an overall capacity utilization of 71% versus 73% in the prior year period. The decrease was primarily driven by reduced client forecasts, partially offset by targeted seat reductions in the United States and Philippines along with a site exit from Brazil.

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

The Redomestication became effective on May 28, 2026, at which time the Company converted from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Texas. In connection with the Redomestication, the Company’s stockholders are subject to the Texas Certificate of Formation and Texas Bylaws in place of the Company’s prior Delaware charter and Bylaws. Certain rights of the Company’s stockholders were changed as a result of the Redomestication, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026 and in the Company’s definitive proxy statement on Schedule 14A for the Annual Stockholders Meeting filed with the SEC on April 10, 2026.

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

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2026 and 2025 (amounts in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$122,117	$121,916	$201	0.2%
Operating Income	6,685	4,859	1,826	37.6%
Operating Margin	5.5%	4.0%

The increase in revenue for the TTEC Digital segment was driven by higher professional services revenue offset by lower recurring and product revenue.

The operating income increase was primarily related to higher margins in our professional services business. Included in operating income was amortization expense related to acquired intangibles of $3.7 million and $3.7 million for the quarters ended September 30, 2026 and 2025, respectively.

TTEC Engage

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$370,128	$397,227	$(27,099)	(6.8)%
Operating Income	16,608	7,470	9,138	122.3%
Operating Margin	4.5%	1.9%

The decrease in revenue for the TTEC Engage segment is primarily due to client attrition.

The increase in TTEC Engage’s operating income and operating margin was primarily related to resolution of a client dispute related to the waiver of performance penalties previously assessed under a client contract, which contributed approximately $7.4 million. Included in operating income was amortization expense related to acquired intangibles of $4.0 million and $4.1 million for the quarters ended September 30, 2026 and 2025, respectively.

Interest Income (Expense)

For the three months ended September 30, 2026 interest income decreased to $0.1 million from $0.5 million in the same period in 2025 due to higher interest income received on an aged VAT receivable received during the prior year period. Interest expense increased to $17.2 million during 2026 from $16.6 million during 2025 due to higher interest rates offset by lower utilization.

Other Income (Expense)

For the three months ended September 30, 2026 Other income (expense), net decreased to income of $0.5 million from income of $3.8 million during the prior year quarter.

Included in the three months ended September 30, 2025 was a $1.7 million gain related to a recovery of an aged VAT receivable.

Income Taxes

The effective tax rate for the three months ended September 30, 2026 was 140.7%. This compares to an effective tax rate of 21,930.3% for the comparable period of 2025. The effective tax rate for the three months ended September 30, 2026 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2026 and 2025 (in thousands). All intercompany transactions between the reported segments for the periods presented have been eliminated.

TTEC Digital

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$328,014	$343,702	$(15,688)	(4.6)%
Operating Income	14,748	22,132	(7,384)	(33.4)%
Operating Margin	4.5%	6.4%

The decrease in revenue for the TTEC Digital segment was driven by lower recurring revenue and one-time on-premise related revenue offset by higher professional services revenue.

The operating income decrease is primarily attributable to lower margins in our recurring and professional services revenue. Included in operating income was amortization expense related to acquired intangibles of $11.0 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively.

TTEC Engage

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$1,115,901	$1,223,240	$(107,339)	(8.8)%
Operating Income (loss)	38,049	33,262	4,787	14.4%
Operating Margin	3.4%	2.7%

The decrease in revenue for the TTEC Engage segment is primarily due to client attrition and the absence of revenue from a short-term contract that was completed during the prior year.

The operating income increase was primarily related to lower operating costs, which more than offset the impact of the decrease in revenue. Included in operating income was amortization expense related to acquired intangibles of $12.1 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2026 interest income decreased to $0.7 million from $8.3 million in the same period in 2025 due to $7.6 million of interest income on an aged VAT receivable during the nine months period ended September 30, 2025. Interest expense decreased to $50.8 million during 2026 from $54.7 million during 2025 due to lower utilization and lower rates.

Other Income (Expense)

For the nine months ended September 30, 2026 Other income (expense), net decreased to net income of $2.3 million from net income of $7.1 million during the prior year period.

Included in the nine months ended September 30, 2025 was an $8.3 million gain related to a recovery of an aged VAT receivable.

Income Taxes

The effective tax rate for the nine months ended September 30, 2026 was 521.0%. This compared to an effective tax rate of 189.9% for the comparable period of 2025. The effective tax rate for the nine months ended September 30, 2026 is primarily driven by the distribution of income between the U.S. and international tax jurisdictions, earnings in international jurisdictions currently under an income tax holiday, foreign currency gains and losses, and the impact of valuation allowances in the United States and several other jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2026, we generated operating cash flows of $115.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

On November 9, 2026, the Company entered into the Thirteenth Amendment (the "Thirteenth Amendment") to the Credit Agreement, as amended, (the “Credit Agreement”), with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.  The Thirteenth Amendment, among other matters: extended the maturity of the Credit Agreement from November 23, 2027 to November 23, 2028; reduced the revolving credit facility commitment from $960.0 million to $945.0 million, with scheduled reductions to $915.0 million by October 1, 2027; and set the SOFR credit margin at 4.00% (and the base rate margin at 3.00%) through maturity, in lieu of the increases to 6.25% and 5.25%, respectively, scheduled for November 16, 2026. The Company paid the lenders an extension fee of approximately $2.4 million and agreed to an exit fee of 3.0% of the $945.0 million commitment, with one-third of such exit fee to be paid in January 2028 and the remainder to be paid at maturity. The amount of the exit fee is subject to certain potential reductions if specified commitment reductions are achieved during 2027, including in connection with a sale of the Company's Digital business.

The Thirteenth Amendment also increased the maximum permitted net leverage ratio to 4.25:1.00 for the quarter ending March 31, 2027, and to 4.00:1.00 for the quarters ending June 30 and September 30, 2027, and extended the 4.00:1.00 maximum net leverage ratio and the 2.00:1.00 minimum interest coverage ratio through the extended maturity date, which we believe provides additional covenant compliance headroom necessary to operate the business. In addition, the Company agreed to certain milestones relating to the potential sale of its Digital business which if not met could result in a further $10.0 million reduction in commitments. The terms of any such sale are subject to the consent of lenders.

As of September 30, 2026, our net leverage ratio was 3.63:1.00 compared to the maximum permitted net leverage ratio of 4.25:1.00 for the quarter, and we were in compliance with all covenants under the Credit Agreement.

We believe these amended terms, together with the covenant relief described above, will support our liquidity and covenant compliance over the next twelve months.

We manage a centralized global treasury function in the United States with a focus on safeguarding and optimizing the use of our global cash and cash equivalents. Our cash is held in the U.S. in U.S. dollars, and outside of the U.S. in U.S. dollars and foreign currencies. We expect to use our cash to fund working capital, global operations, debt service and other activities permitted under the Credit Agreement, which currently restricts dividends, acquisitions, and other restricted payments, subject to limited exceptions. While there are no assurances, we believe our global cash is well protected given our cash management practices, banking partners and utilization of diversified bank deposit accounts and other high-quality investments.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2026 and 2025.

Cash and Cash Equivalents

We consider all liquid investments purchased within three months of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $91.1 million and $82.9 million as of September 30, 2026 and December 31, 2025, respectively.

We reinvest our cash flows to grow our client base, expand our infrastructure and invest in research and development.

Cash Flows from Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash flows provided by operating activities was $115.9 million and $118.5 million, respectively. The decrease is primarily due to a $10.0 million decrease in net cash income from operations offset by a $7.4 million increase in net working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026 and 2025, net cash flows used in investing activities was $26.6 million and $21.9 million, respectively. The increase was primarily due to a $3.0 million decrease in proceeds from the sale of long-lived assets and a $1.7 million increase in capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026 and 2025, net cash flows used in financing activities was $82.5 million and $102.9 million, respectively. The change in net cash flows from 2025 to 2026 was primarily due to a $17.5 million net change in the line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a decrease in net cash provided by operating activities and an increase in capital expenditures. Free cash flow was $87.8 million and $92.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$37,012	$4,204	$115,888	$118,505
Less: Purchases of property, plant and equipment	9,075	13,794	28,115	26,381
Free cash flow	$27,937	$(9,590)	$87,773	$92,124

Obligations and Future Capital Requirements

Other than the amendments to the Credit Agreement described above, including the scheduled increase in the applicable margins beginning November 16, 2026, there were no material changes to the Company’s contractual obligations and future capital requirements outside the normal course of business from the date of our 2025 Form 10-K filing on February 26, 2026 through the filing of this report.

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

Client Concentration

During the nine months ended September 30, 2026 and 2025, one of our clients represented more than 10% of our total revenue. Our five largest clients, collectively, accounted for 32.2% and 31.8% of our consolidated revenue for the three months ended September 30, 2026 and 2025, respectively, and 33.1% and 31.0% of our consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. We have had long-term relationships with our top five TTEC Engage clients, ranging from 4 to 27 years, with all of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients if they terminated our contract for convenience.

Some of the contracts with our five largest clients expire between 2027 and 2029, but many of our largest clients have multiple contracts with us with different expiration dates for different lines of work. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon a base rate and SOFR (in each case as defined in the Credit Agreement) plus an applicable credit margin and, therefore, is affected by changes in market interest rates. As of September 30, 2026, we had $830.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended September 30, 2026, interest accrued at a rate of approximately 7.1% per annum. Beginning November 16, 2026, the applicable SOFR credit margin will increase from 3.25% to 6.25%, which, based on borrowings outstanding as of September 30, 2026, would increase annual interest expense by approximately $24.9 million. If the base rate or SOFR increased by 100 basis points, there would be an annualized $1.0 million of additional interest expense per $100.0 million of outstanding borrowing under the Credit Agreement.

Foreign Currency Risk

Our subsidiaries in the Philippines, Mexico, India, Bulgaria, Colombia, South Africa, Egypt and Poland use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2026 and 2025, revenue associated with this foreign exchange risk was 27% and 23% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of September 30, 2026	Amount	Amount		12 months	Through
Philippine Peso	1,244,000	$21,002	(1)	100.0%	March 2027
Mexican Peso	120,500	6,224		100.0%	February 2027
		$27,226

	Local
	Currency	U.S. Dollar		% Maturing	Contracts
	Notional	Notional		in the next	Maturing
As of December 31, 2025	Amount	Amount		12 months	Through
Philippine Peso	4,025,000	$69,458	(1)	97.0%	March 2027
Mexican Peso	314,000	15,618		100.0%	December 2026
Colombian Peso	8,000,000	1,931		100.0%	August 2026
		$87,007

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2026 and December 31, 2025.

The fair value of our cash flow hedges as of September 30, 2026 was assets/(liabilities) (in thousands):

		Maturing in the
	September 30, 2026	Next 12 Months
Philippine Peso	$(1,162)	$(1,162)
Mexican Peso	413	413
	$(749)	$(749)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2025 reflects changes in the currency translation between the U.S. dollar and Mexican peso and U.S. dollar and Philippine pesos.

We recorded net (losses)/gains of $(1.1) million and $0.9 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2026 and 2025, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 5 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2026 and 2025, approximately 20% and 17%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any material investments in marketable debt or equity securities as of September 30, 2026 or December 31, 2025.

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

We carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

The disclosure concerning the Thirteenth Amendment to the Credit Agreement set forth in Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated into this Part II, Item 5 by reference.

On September 18, 2026, Gregory A. Conley, a TTEC director, adopted a Rule 10b5-q trading arrangement for the sale of up to 10,000 shares of our common stock between December 18, 2026 and December 31, 2026. No other director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit			Incorporated Herein by Reference
No.		Exhibit Description	Form	Exhibit	Filing Date

10.93*

Twelfth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2026, by and among TTEC Holdings, Inc., the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.94*

Thirteenth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2026, by and among TTEC Holdings, Inc., the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104		The cover page from TTEC Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTEC HOLDINGS, INC.
(Registrant)

Date: November 9, 2026	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 9, 2026	By:	/s/ Kenneth R. Wagers, III
Kenneth R. Wagers, III
Chief Financial Officer